Form 10QSB
period 2008-03-31
Vemics, Inc.
filed 2008-05-22
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission file number: 000-52765

VEMICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Avalon Gardens Drive, Nanuet, New York 10954
(Address of principal executive offices) (Zip Code)

(845) 371-7380
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 49,512,425 outstanding shares of the issuer's only class of common equity, Common Stock, $0.001 par value, on May 20, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VEMICS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2008

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
ASSETS	unaudited	Audited
Current assets:
Cash and cash equivalents –– interest bearing	$274,884	$505,668
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $-0- at March 31, 2008 and June 30, 2007, respectively	147,978	228,822
Total Current Assets	422,862	734,490
Property and equipment, net	80,455	121,314
Other Assets
Technology and Medical Software, net	8,478,098	9,098,209
Goodwill
	681,673	681,673
	9,159,771	9,779,882
Total Assets	$9,663,088	$10,635,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable –– banks	$902,169	$299,980
Current maturity of capital lease obligations	-	5,896
Short-term notes payable	2,266,080	1,451,125
Accounts payable and accrued expenses	1,927,687	1,151,004
Deferred income	224,750	149,338
Total Current Liabilities	5,320,686	3,057,343
Other long-term liabilities
Long-term notes payable	-	277,622
Total Other Long-Term Liabilities	-	277,622
Total Liabilities	5,320,686	3,334,965
Stockholders’ Equity
Common stock, Par value $.001 per share, 75,000,000 authorized 53,759,450 and 50,609,450 issued and outstanding as of March 31, 2008 and June 30, 2007	53,759	50,609
Additional Paid in Capital	23,463,836	22,981,769
Less: Treasury stock, 368,407 shares at both March 31, 2008 and June 30, 2007	(508,195)	(508,195)
Accumulated deficit	(18,666,999)	(15,223,462)
Total Stockholders’ Equity	4,342,402	7,300,721
Total Liabilities and Stockholders’ Equity	$9,663,088	$10,635,686

See notes to financial statements.

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007
	unaudited	unaudited
Revenues:	$160,740	$345,539
Cost of Services	82,197	74,206
Gross Profit	78,543	271,333
Expenses:
Consulting, commissions and travel	179,201	85,313
Operational fees and expenses	84,865	445,855
Professional fees	275,430	166,579
Payroll and related taxes	231,110	413,281
Depreciation and amortization	471,743	13,761
Bad debt expenses	5,000	(6,675)
Production, advertising, brochures and public relations	10,000	29,601
Total Expenses	1,252,349	1,147,715
Loss before other expenses	(1,178,806)	(876,382)
Other Income/(Expenses):
Interest income	-	981
Interest expense	(36,305)	(46,446)
Total Other Income/(Expenses)	(36,305)	(45,465)

Net loss available to common stockholders	$(1,215,111)	$(921,847)

Net loss per share, to common stockholders	$(0.02)	$(0.03)
Weighted average number of shares, basic and diluted	50,850,268	36,155,667

See notes to financial statements.

VEMICS, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine	For the nine
	months ended	months ended
	March 31, 2008	March 31, 2007
	unaudited	unaudited
Revenues:	$468,307	$932,062
Cost of Services	140,813	256,379
Gross Profit	327,494	675,683

Expenses:
Stock issued for fees and services	-	5,000
Consulting, commissions and travel	1,009,766	785,293
Operational fees and expenses	601,454	695,843
Professional fees	422,884	398,736
Payroll and related taxes	1,018,397	1,051,577
Depreciation and amortization	811,319	56,812
Bad debt expenses	5,000	11,175
Production, advertising, brochures and public relations	300,741	53,751
Total Expenses	4,169,561	3,058,187
Loss before other expenses	(3,842,067)	(2,382,504)

Other Income/(Expenses):
Interest income	993	2,585
Interest expense	(145,245)	(116,174)
Total Other Income/(Expenses)	(144,252)	(113,589)
Loss before extraordinary item	(3,981,319)	(2,496,093
Extraordinary item - litigation, net of expenses and taxes	650,000	-
Net loss available to common stockholders	$(3,336,319)	$(2,496,093)
Net loss per share, basic and diluted, before extraordinary item	$(0.08)	$(.08)
Net loss per share, basic and diluted, extraordinary item net	$0.01	$-
Net loss per share, to common stockholders	$(0.07)	$(0.08)
Weighted average number of shares, basic and diluted	50,850,268	30,401,333

See notes to financial statements.

.
VEMICS, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	March 31, 2008	March 31, 2007
	unaudited	unaudited
Cash Flows From Operating Activities:
Receipts from customers	$619,563	$788,783
Payments to suppliers, salaries	(2,715,667)	(2,780,831)
Other income received	650,000	-
Interest received	993	2,585
Interest paid	(67,952)	(37,280)
Taxes paid	(1,706)	-
Net Cash Used in Operating Activities	(1,514,769)	(2,026,743)

Cash Flows Used in Investing Activities:
Capitalized technology development costs	(148,244)	(48,714)
Purchase of fixed assets	(2,105)	(18,916)
Net Cash Used in Investing Activities	(150,349)	(67,630)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(5,896)	(35,721)
Payments on notes payable	(65,270)	-
Short term loans	1,127,500	13,000
Sale of Common Stock	378,000	1,877,000
Net Cash Provided by Financing Activities	1,434,334	1,854,279

Net Increase/(Decrease) in Cash	(230,784)	(240,094)

Cash at the Beginning of Period	505,668	443,249

Cash at End of Period	$274,884	$203,155

Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net loss	$(3,336,319)	$(2,496,093)
Adjustments to reconcile net income/(loss) to net cash
used by operating activities:
Depreciation & amortization	811,319	56,812
Stock issued for accrued consulting fees	-	5,000
Changes in:
Trade receivables	80,844	(93,279)
Prepaid expenses	-	90,000
Accounts payable and accrued expenses	776,682	290,227
Accrued interest payable	65,956	44,394
Convertible debentures - accrued interest	11,337	34,500
Deferred income	75,412	41,696
Net Cash Used by Operating Activities	$(1,514,769)	$(2,026,743)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Exchanged stock for stock for NuScribe, Inc.	$-	$9,000,000
for common stock	$-	$5,000

See accompanying notes.

VEMICS, INC.  AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008

1.            Description of Business and Basis of Presentation

Vemics, Inc. (the “Company”) offers the following platforms as stand-alone or fully integrated solutions: Vemics LiveAccess™, NuScribe™, iMedicor™ and ELD™.  For the past six months, the Company has focused much of its energies and resources on iMedicor™.  iMedicor is a collaborative online portal designed for and by medical professionals to facilitate practice productivity and the rapid, secure exchange of education, information and ideas in real-time.  On October 9, 2007, the Company announced the commercial launch of iMedicor - the health industry's first free HIPAA compliant personal health information exchange and secure messaging portal for physician collaboration and community.  iMedicor features include HIPPA compliant electronic transfer of patient medical information, voice-recognition medical transcription, electronic medical records and image transfer and storage, and live-interactive CME content products.  Since its launch in early October, iMedicor registrations have passed 70,000.

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) in accordance with generally accepted accounting principles in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.

Operating results for the nine-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2007 that are included in the Company’s Form 10-12G/A filed with the SEC on May 13, 2008.  We derived the condensed consolidated balance sheet as of June 30, 2007 from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements.  The table below shows the sales percentages by division for the nine months ended March 31, 2008 and 2007:

	2008	2007
Revenues:
Education	82%	56%
Healthcare	18%	44%

Total:	100%	100%

As of March 31, 2008, there have been no material changes to any of the significant accounting policies that we have described in our Form 10-12G/A for the fiscal year ended June 30, 2007, except for the adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

2.            Background of the Company

On November 8, 2005, OMII Corp., a Nevada corporation originally formed on November 2, 1992 as E & M Management, Inc., acquired all the shares of Vemics, Inc., a Delaware corporation (“Vemics Delaware”) organized on July 17, 2001, in an exchange of stock transaction.  Vemics Inc. became a 100% owned subsidiary of OMII Corp.  The name of OMII was then changed to Vemics, Inc.  Therefore, the accompanying presentation presents the historic financials of Vemics Delaware, the accounting acquirer.

3.            Going Concern

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $19,091,000 and $15,223,000 at March 31, 2008 and at June 30, 2007, respectively.  Since inception, the Company has yet to achieve profitable operations.  The Company has financed its activities primarily through convertible debentures, private placements of equity securities and capital lease financing.  The Company’s continuation as a going concern is dependent on attaining profitable operations and obtaining additional outside financing.  The Company has funded losses from operations in the current year primarily through the issuance of its Common Stock.

The Company anticipates that the issuance of debt and the sale of the Company’s Common Stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses, and retire the Company’s debt obligations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

4.            Net Earning (Loss) Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, less shares subject to repurchase.  Diluted net loss per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

5.            Warrants and Convertible Debt

From February 22, 2008 through March 31, 2008, we issued 3,566,668 shares of Common Stock through a private offering to accredited investors through which we raised approximately $428,000.  During this same period, the Company reserved 630,000 shares of Common Stock for issuance upon exercise of warrants issued to these investors.  These warrants have an expiration of three years from their date of issuance and expire at various dates through March 2011.  Each warrant entitles its holder to purchase one share of Common Stock at an exercise price of $.24 per share.

Prior to that, as of December 31, 2007, the Company had issued warrants to purchase an aggregate of approximately 6,385,086 shares of Common Stock, convertible notes in aggregate principal amount of $737,391 that are convertible at the Company’s option into 3,273,011 shares of Common Stock, and a convertible note in the aggregate principal amount of $484,269 convertible at the holder’s option into 2,174,046 shares of Common Stock (based on the average closing price for the ten trading days preceding conversion, which, for this purpose we have assumed a December 31, 2007 conversion date).

These warrants have an expiration date of five years from their date of issuance and expire at various dates through February 2010.  Each warrant will entitle the holder thereof to purchase one share of Common Stock at an exercise price ranging from $.60 to $1.50 per share.  The Company reserved the rights to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

6.            Related Party Transactions

One of the members of the Company’s Board of Directors has been a Board member since 2002 and currently is the Company’s largest individual investor.  This investor has invested $3,681,200 in the Company to date, and owns 13,699,237 shares of Common Stock representing approximately 25% of the issued and outstanding shares of the Company.  The investor has the right to acquire 2,896,140 additional shares of Common Stock currently pursuant to exercisable warrants.

The Company has borrowed $544,443 and $11,716 as of March 31, 2008 and June 30, 2007 including accrued interest, respectively from one member of the Board of Directors at a rate of interest of 4%.

7.            Technology and Medical Software

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with its completion.  The Company launched the iMedicorÔ product in late October 2007 and has begun to amortize the costs related thereto on a straight-line basis over 60 months.  Amortization expenses were $462,323 and $768,355 for the three and nine months ended March 31, 2008, respectively:

	March 31, 2008	June 30, 2007
Technology and medical software	$9,246,453	$9,098,209
Less: Accumulated Amortization	768,355	-0-

Total:	$8,478,098	$9,098,209

8.            Short Term Notes Payable

Payments related to the short-term notes payable are comprised of the following:

	March 31, 2008	June 30, 2007
Short-term note payable	$544,443	$33,716
Short-term portion of long-term note payable	305,518	20,566
Note payable banks	902,169	299,980
Convertible debentures – various rates between 8%
and 18%, with various due dates between
September 2004 and January 2008	1,416,119	1,396,843

Total Short-term notes payable	$3,168,249	$1,751,105

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Report on Form 10-QSB, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company's Registration Statement on Form 10/A filed with the Securities and Exchange Commission on May 13, 2008. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-QSB to conform these statements to actual results.

Overview

Currently, our primary focus is to provide on-line learning and productivity solutions.  We supply organizations of all sizes with subscription-based access to fully collaborative, real-time productivity tools that accelerate the flow of information and education to a rapidly dispersing and highly mobile global workforce.  Our Vemics LiveAccess™ solutions are focused on education, training and communications and combine multipoint video, voice and data collaboration technologies with industry specific content produced and backed by recognized leading expertise and deep customer support.  We offer our services through two separate divisions, Education and Training and Healthcare Services.

As of March 31, 2008, we require approximately $175,000 to $250,000 per month to fund our operations.  This amount may increase as we expand our sales and marketing efforts and continue to develop new products and services.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

The Company is currently seeking up to $5,000,000 in capital.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are unable to raise additional capital over the next three months, we could be required to substantially reduce operations, terminate certain products lines or pursue exit strategies.

Healthcare Services

For the past six months, the Company has shifted most of its resources to the build-out and promotion of iMedicor™, our collaborative online portal designed for and by medical professionals to facilitate practice productivity.  iMedicor™ offers a rapid, secure exchange of education, information and ideas in real-time which is the cornerstone of the Company’s Healthcare Services division.  On October 9, 2007, the Company announced the commercial launch of iMedicor™.  iMedicor™ is the health industry's first free HIPAA compliant personal health information exchange and secure messaging portal for physician collaboration and community.  iMedicor’s features include HIPPA compliant electronic transfer of patient medical information, voice-recognition medical transcription, electronic medical records and image transfer and storage, and live-interactive CME content product, in conjunction with our Education and Training Division.

We believe this combination of features addresses both existing educational needs for physicians and other healthcare providers and the ability to transfer personal health information electronically in a method, which satisfies federal HIPPA regulations that proscribe the transmission of records via email.  Since its launch in October 2007, iMedicor™ registrations have exceeded 70,000.  Currently all aspects of iMedicor™ are offered free of charge to physicians and other healthcare providers using the portal.  The content sponsors pay for CME content, which can be accessed via the portal.  Once consistent usage by a substantial user base has been established, iMedicor™ will begin to charge for premium productivity tools bundled as a package through the portal.  We anticipate that the principal revenue generated through iMedicor will be derived from profiled direct marketing and access to our user base in a non-intrusive manner.  We anticipate further that interested parties such as pharmaceutical, medical device companies and other high end retailers and service providers will be interested in accessing this highly sought after demographic of physicians and other healthcare providers.  Additionally, we anticipate charging connectivity fees by late 2008 for disparate Electronic Medical Records Systems (EMRs) to be able to transfer information to each other.

The Company has announced two new relationships in the last quarter focused on iMedicor™, which we believe will both establish iMedicor’s position as the leader in collaborative communications for physicians in the United States and increase the registration/user base of the portal:

·
Microsoft HealthVault Solution Provider Agreement between Vemics, Inc and Microsoft Corporation effective February 15, 2008.  Through this agreement, Vemics’ iMedicor™ HIPAA compliant EHRT (Electronic Health Record Transport) portal will give HealthVault subscribers a user-friendly conduit for patient-physician communication as well as expedited access to their medical records and images.  There are no direct fees associated with this agreement.  The term of this agreement is one year from the effective date and will automatically renew on each anniversary for successive one-year periods, unless either party terminates with 60 days written notice.

·
Volume Purchase Agreement between Dell Marketing, LLC and Vemics, Inc. effective February 19, 2008.  The partnership with Dell opens the potential to create a coalition of large companies centered on iMedicor™ who will sponsor free, electronic PHI (Personal Health Information) exchange to physicians in the U.S.  As we grow our relationship with Dell, we anticipate that iMedicor™ will actively be marketed by Dell to its large client base.  There are no direct fees associated with this agreement.  The term of this agreement is three years from the effective date and will automatically renew on each anniversary for successive one-year periods, unless either party terminates by providing the other with 90 days prior written notice.

Education and Training

Our focus in the Education and Training Division has been threefold:

·
The delivery of CME (Continuing Medical Education) courses to the medical community in the U.S., which continues to grow.  This quarter, we have either delivered or contracted to deliver CME courses for a major U.S. university, the U.S. military and several pharmaceutical sponsors.

·
The licensing or our productivity tools to state education departments in the U.S.  The state of Pennsylvania is our first customer in this effort.  We plan a sales campaign to increase our state education department customer base.

·
The launch of our Global Business English (GBE) and Advanced English programs primarily in Russia.  While we have multiple agreements in Russia with organizations, which could provide significant growth and success in this sector, due to the shift in focus of the Company, specifically with iMedicor™, we have not had the internal resources to be as aggressive in building the growth of this (GBE) program.  We are currently reviewing our options in this area and are considering the possibility of licensing to or joint venturing with another company focused in the language education space that has the resources to grow our GBE and Advanced English programs.  There are no formal negotiations at this time.

The Company is currently contemplating transferring all CME and healthcare related activities from the Education and Training division to the Healthcare Services division.  The Company may reorganize the Education and Training division by transferring the remaining functions of that division to one of the Company's Education and Training strategic partners.  We have no firm plans currently, however.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see page 26 of the Company's Form 10-12G/A for the year ended June 30, 2007, filed with the SEC on May 13, 2008.  There were no significant changes in critical accounting provisions.

Results of Operations

Three months ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31,
	(unaudited)
	2008		2007
Net Sales and Revenues	$160,740	100%	$345,539	100%
Cost of Services	82,197	38%	74,206	21%
Gross Profit	78,543	62%	271,333	79%

Operational General and Administrative Expenses	780,606	486%	1,140,629	330%
Depreciation and amortization	471,743	294%	13,761	4%
Bad debt expenses	5,000	0%	(6,675)	1%
Total Expenses	1,257,349	779%	1,147,715	323%
Loss before other income (expense)	$(1,178,806)	696%	$(876,382)	254%

Revenues

The Company's revenues for the three months ended March 31, 2008 decreased by 54% to $160,740 from $345,359 in 2007, due largely to a decrease in sales of the NuScribe Voice Recognition Appliance and Application.  The decrease in NuScribe sales was intentional, as this component is being redesigned to be bundled as an online application within the iMedicor™ Portal.  During the redesign period, sales efforts of the stand-alone voice recognition engine decreased significantly and the Company redirected its sales team, which had been engaged in NuScribe sales, to building a user base within the iMedicor™ Portal.

By March 31, 2008, we had registered more than 70,000 individual accounts within iMedicor™, which exceeded our pre-launch projections by more than 200%.  Currently iMedicor™ is a free service for all users as we build a customer base; however, we expect to begin generating revenues from various components within iMedicor™, including but not limited to the redesigned NuScribe Voice Recognition Application, sometime in the first quarter or our next fiscal year, beginning July 1, 2008.

Our sales in other areas remained flat for the period ending March 31, 2008 from 2007, as most of our internal efforts have been devoted to establishing new relationships with companies like Microsoft and Dell, which we believe will be driving forces in significantly increasing the iMedicor™ user base and ultimately drive significantly increased revenues to the Company.

Cost of Services

Cost of services as a percentage of revenues was 51% for the quarter ended March 31, 2008 as compared to 21% for the quarter ended March 31, 2007.  The increase in cost of services is attributed to the greater proportion of our revenues that were generated through our joint venture with E Parent Global Communications, our partner in producing and distributing CME content online.  The production costs have not increased for the CME content; however, as CME revenue increased as a percentage of total revenue, the costs associated with revenue sharing have increased our cost of services as a percentage of revenue.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $780,606 in the quarter ended March 31, 2008 from $1,140,629 in 2007, or 32%.  The Company consolidated it’s workforce to focus most of out efforts on the iMedicor™ build-out and to conserve available cash.

Sales and marketing efforts in Russia of our GBE product slowed significantly, as we deliberately shifted our focus on the exploration of a joint venture with a partner more suited to marketing this product.  We are currently searching for a suitable joint venture partner.  Further, the Company has focused, during this time, on its efforts in the Healthcare market.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the quarter ending March 31, 2008 to $471,743 from $13,761.  This is entirely attributed to the assignment of the purchase price of NuScribe and its iMedicor™ website to a technology asset and the subsequent amortization of that asset.  The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with its completion.  The iMedicorÔ product was launched in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.  Amortization expenses were $462,323 and $768,355 for the three and nine months ended March 31, 2008.

Loss from Operations

Income (loss) from operations for the three-month period ended March 31, 2008 totaled ($1,178,806) or approximately 696% of net revenue compared to ($876,382) or approximately 254% of net revenue for the three-month period ended March 31, 2007.  The decrease in income from operations for the three-month period ended March 31, 2008 was primarily due to the Company’s focus on the continued development of iMedicor™ and on the increase of the iMedicor™ portal’s user base.  Further, during this three-month period, the Company suspended sales of the Nuscribe™ appliance, as it is redeveloped into an online application which the Company anticipates offering as a paid service within the iMedicor™ portal in the future.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

The following sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statement of operations.

	Nine Months Ended March 31,
	(unaudited)
	2008	2008	2007	2008
Revenues	$468,307	100%	$932,062	100%
Cost of Services	140,813	33%	256,379	28%
Gross Profit	327,494	67%	675,683	72%

Operational General and Administrative Expenses	3,353,242	716%	2,990,200	320%
Depreciation and amortization	811,319	173%	56,812	6%
Bad debt expenses	5,000	0%	11,175	1%
Total Expenses	4,169,561	889%	3,058,187	328%
Loss before other income (expense)	(3,842,067)	808%	(2,382,504)	247%

Revenues

The Company’s revenues for the nine months ended March 31, 2008 decreased by 50% to $468,307 from $932,062 in 2007.  This decrease is attributed to the management’s decision to move away from the general subscription-based communications and education market and focus its efforts primarily in the healthcare market, providing communications and education.  By changing the focus of the Company, traditional sales opportunities were less available until such a time as iMedicor™ was ready for launch.

The development of the iMedicor™ portal has become the Company’s primary focus.  As a result, revenues decreased as more of the Company’s resources were allocated to iMedicor as well as the establishment of relationships with medical societies, educational institutions and technology companies, which we believe will be the cornerstone of the success of iMedicor™.

Additionally, NuScribe’s appliance sales have been historically flat in the July-to-September period.  By October 2007, we had diverted sales resources to development and acceptance of iMedicor™ in the Healthcare market, directly affecting short-term revenue figures.  Sales opportunities continued to grow in the online CME space however, and offset a portion of the decreases in sales in other areas.

Cost of Services

Cost of services for the nine months ended March 31, 2008, was 33% as compared to 28% for the previous nine months, representing an increase of costs due to the larger portion of sales activities through our joint venture with EP Global Communications and the subsequent revenue sharing to which these sales were subject.

Operational, General and Administrative Expenses

Operational, general and administrative expenses increased to $3,353,242 for the nine months ended March 31, 2008 as compared to $2,990,200 for the prior nine months, or an increase of 11%.  This increase is due primarily to the increased expenses associated with the acquisition of NuScribe and the assumption of its workforce and operational expenses.  We have continuously worked at consolidating the operations and workforce and have integrated and streamlined operations between the two companies; however, this process took time and is reflected in the increase in operational expenses.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the nine months ended March 31, 2008 to $811,319 from $56,812, which is entirely attributed to the assignment of the purchase price of NuScribe and iMedicor™ to a technology asset and the subsequent amortization of that asset.

Loss from Operations

Income (loss) from operations for the nine-month period ended March 31, 2008 totaled ($3,842,067) or approximately 808% of net revenue compared to ($2,382,504) or approximately 247% of net revenue for the nine-month period ended March 31, 2007.  The decrease in income from operations the nine-month period ended March 31, 2008 was primarily due to the increased expenses associated with the acquisition of NuScribe and the assumption of its workforce and operational expenses.  Further, the decrease in income is attributable to the Company’s focus on the development of iMedicor™ and on the increase of the iMedicor™ portal’s user base.  Further, during this nine-month period, the Company suspended sales of the Nuscribe™ appliance, as it is redeveloped into an online application which the Company anticipates offering as a paid service within the iMedicor™ portal in the future

Liquidity and Capital Resources

Cash and cash equivalents were $274,884 at March 31, 2008 compared to $505,668 at June 30, 2007.

Net cash used by operating activities was $1,514,769 for the nine months ended March 31, 2008 as compared to cash used by operating activities of $2,026,743 for the nine months ended March 31, 2007.  The decrease is due primarily to other income of $650,000.

Net cash provided by investing activities was $150,349 for the nine months ended March 31, 2008 as compared to cash provided by investing activities of $67,630 for the nine months ended March 31, 2007, and was primarily due to capitalization of technology development costs.

Net cash provided by financing activities was $1,434,334 for the nine months ended March 31, 2008 as compared to net cash provided by financing activities of $1,854,279 for the nine months ended March 31, 2007 decreased primarily due to a decrease in sale of Common Stock although it was almost offset by funding from short-term loans.

As a result of the above, our cash decreased by $230,784.

Due to our cash position in early January 2008, the Company deferred some of its salary obligations to its employees and consultants.  At that time, the Company informed both its employees and consultants of the salary deferral and gave each the option of remaining with the Company on a deferred salary basis or being terminated.  We also released some of the consultants who were not essential to our core focus in the healthcare division.  Of the employees and consultants who were not released, all continue to work with the Company.  As of the date of this filing, the Company has eliminated all salary arrearages for its employees.  The Company hopes to cure the arrearages with respect to the independent consultants in the near future.  There is no guarantee that it will be able to do so however.

In addition, from time to time, we have used shares of Common Stock to compensate employees, directors, consultants and other parties for services provided to the Company.  In view of the Company's current limited financial resources, we foresee the continued use of equity, as needed, to compensate our employees, directors, consultants and other parties.  We intend to increase the number of shares of Common Stock available under our 2007 Equity Compensation Plan or adopt a new compensation plan.  Given the current market price of our Common Stock, the number of shares that may be issued could be significant if we are unable to raise capital in the short term.  The issuance of a substantial number of shares of Common Stock will dilute existing stockholders’ potential ownership interests and may cause our stock price to decline.

In the near future, we anticipate issuing approximately 1.2 million shares as compensation for current employees and independent contractors; approximately 7.3 million shares to other parties for services rendered to the Company; and approximately 1.5 million shares upon conversion of outstanding convertible notes of the Company.

The Company continues to operate at a loss and is projected to do so until late in 2008 or early fiscal 2009.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.  From July 1, 2006 through December 31, 2007, we raised approximately $3,637,000 from accredited investors.  In addition, from February 22, 2008 through March 31, 2008, we issued 3,566,667 shares of Common Stock through a private offering to accredited investors through which we raised approximately $428,000.  Notwithstanding the receipt of this additional capital, the Company requires significant additional capital to cover its current overhead as well as to satisfy existing obligations.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008, the end of the fiscal period covered by this report on Form 10-QSB.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, the Company issued 3,566,667 shares of Common Stock for $428,000 in cash from investors.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules thereunder, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) the purchasers represented that they purchased shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) the purchasers represented that they were accredited investors and sophisticated and were familiar with our business activities; and (iv) the purchasers were given full and complete access to any corporate information requested by them.

Item 6.  Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vemics, Inc.
(Registrant)

Date: May 22, 2008	By:	/s/ Fred Zolla
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2008	By:	/s/ Thomas Owens
Thomas Owens
Chief Financial Officer
(Principal Accounting Officer)