Form 10-K
period 2008-06-30
Vemics, Inc.
filed 2008-10-14
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended June 30, 2008

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52765

VEMICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Avalon Gardens Drive, Nanuet, New York 10954
(Address of principal executive offices) (Zip Code)

(845) 371-7380
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ❒    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ❒ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ❒  Accelerated filer ❒  Non-accelerated filer ❒      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ❒ No ☒

Aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of September 29, 2008: $3,450,907.70.

The number of shares outstanding of the Registrant's common stock as of September 29, 2008: 81,656,418

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

VEMICS, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2008

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify.  Our actual results may differ materially from the results projected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in “ITEM 1A – Risk Factors” and “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology.  Forward-looking statements also include the assumptions underlying or relating to any such statements.  Forward-looking statements contained within this document represent a good-faith assessment of Vemics, Inc.’s future performance for which management believes there is a reasonable basis.  Vemics, Inc. disclaims any obligation to update the forward-looking statements contained herein, except as may be required by law.

PART I

Item 1.  Business

OVERVIEW

Vemics, Inc. (the “Company”) builds portal-based, virtual work and learning environments primarily in healthcare and related industries that enable individuals and organizations of any size to communicate, collaborate, work and learn at a distance as if everyone were in the same office or room.  Recently, we decided to focus our efforts on solutions for the healthcare industry, primarily through our iMedicor web-based portal.  Our hosted solutions eliminate the need for companies, medical practices and individuals to buy, integrate or maintain continually evolving collaborative technologies and provide a single point of access for online communication, collaboration and learning.  Our solutions combine the best in standards-based productivity-enhancing tools with educational / informational content, adding real-time spontaneity, impact and face-to-face interactivity to meetings, presentations or learning sessions.  We provide deep customer and technical support to ensure our customers get the most out of their solutions.  Our technology teams have been creating on-line, leading edge solutions, centered on real-time communication, video, audio, data collaboration tools and content distribution technologies delivered through on-line portals.  The team has been at the forefront of bringing people and information together in ways that maximize time, reduces cost and eliminates distance.  Our solutions are fully hosted and managed and can be customized to fit specific needs.  Our solutions –

▪	Provide services that are comprehensive and end-to-end
▪	Are portal-based and require little or no capital investment for equipment or infrastructure
▪	Support interactive real-time collaboration and learning
▪	Are flexible, configurable and interoperable
▪	Utilize and migrate with all available real-time communications and learning technologies
▪	Include peripheral or adjunct productivity tools, services and support
▪	Are highly mobile and affordable for medical practices of any size
▪	Are convenient and extendable throughout the organization (EMRs, Hospitals, HMOs Etc)
▪	Can be customized to align with current communication, learning and business needs

OUR TECHNOLOGY-BASED SOLUTION

Our current focus is the introduction of technology to the healthcare industry that will revolutionize the way the industry communicates.  Until Vemics introduced its iMedicor portal on October 10, 2007, physicians and other healthcare professionals generally were unable to use the Internet as a communications tool except within the restrictions of their individual Electronic Medical Records (“EMR”) systems.  Due to the stringent privacy regulations under Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) in the United States, and similar privacy regulations in countries throughout the world, physicians were excluded from transferring medical records and images of patients using Internet related communications systems.  In addition, the few EMR products that currently facilitate information exchange may be cost prohibitive for many physician practices.

We believe that iMedicor is the first portal to couple a HIPAA-compliant personal health information exchange and a social/professional network.  Our Electronic Health Record Transport portal technology gives physicians and other healthcare professionals the ability to transfer personal health information electronically in a method, which satisfies federal HIPAA regulations in the U.S. and similar privacy regulations in targeted countries throughout the world.

Until the launch of iMedicor, federal regulations made it very difficult for records or images and discreet data to be transmitted using the Internet.  Standard email services that most professional markets employ today are not HIPAA compliant and do not protect the privacy of individual patient records.  Absent our technology, the Internet failed as a communications tool for healthcare organizations except for limited use through virtual private networks.  In addition to the information exchange capabilities, iMedicor offers world-class educational content and a voice recognition driven documentation system.  We believe iMedicor has set a precedent by opening up the Internet to physicians and healthcare professionals to exchange personal health information within a HIPAA compliant environment freely.

Healthcare businesses and practitioners are finally looking seriously at the Internet as a way to simplify and accelerate the way they work, communicate and learn.  We have observed a growing willingness to shift the ownership of business process and productivity solutions from the company or individual to service providers.  We attribute this to the rise of social networking; the rapidly increasing demand for human interactivity regardless of time and distance; the demand for real-time information sharing; the current explosion in affordable broadband and networks; and the acceptance of implementing mission critical software as a service.

Finally, iMedicor is offering productivity tools and essential services to physicians who comprise a highly desirable demographic that is otherwise difficult to access.  iMedicor is becoming a trusted source to this targeted market and has developed a non-intrusive manner to reach this audience.

Vemics sees two important opportunities that it can capitalize on now:

1.
To build a sought-after demographic of physicians, their associates and other healthcare workers that we leverage to generate revenue.  Vemics is the first provider of fully collaborative, HIPAA compliant learning and productivity solutions to this healthcare professional demographic regardless of location or connectivity options, creation of community and increase referral network, and provide access to certified educational programs.  Access to this demographic will have value to a number of different industries.  Additionally, as the user base grows, so will revenues from various enhanced productivity tools within the portal.

2.
To redefine the relationship between pharmaceutical companies and physicians.  Physicians are pushing back further and further from the pharmaceutical representatives who visit their office each day.  Many have banned them all together.  Vemics’ newly acquired ClearLobby Pharmaceutical Communications Platform technology will change the dynamic in the pharmaceutical company-physician relationship, giving control to the physician and allowing the physician to choose when and what information is presented.  Pharmaceutical companies are billed transactionally based on messaging interactions, which means that when a physician clicks on any type of content (message) which has been placed into iMedicor by a pharmaceutical company, then the pharmaceutical company is charged a fee for that “click-through.”

RECENT DEVELOPMENTS

Merger with GNM Healthcare Consultants.

As previously reported on Form 8-K filed on August 1, 2008, on July 24, 2008, we entered into a binding letter of intent (the “Letter of Intent”) with GNM Healthcare Consulting Group LLC, a New York limited liability company and all of its subsidiaries (“GNM”), whereby GNM would merge with a wholly-owned subsidiary of the Company.  A condition to the closing of the merger is receipt of a minimum of $10 million dollars of financing on or before the closing of the merger and the satisfactory completion of due diligence by the Company and GNM.

Although the Letter of Intent has not terminated formally, GNM and Vemics have reevaluated the merger and based on current market conditions and the delay in closing on $10 million in financing, have mutually agreed to explore alternatives other than a merger to a continuing relationship between the two companies, including a potential joint venture or strategic partnership.

Acquisition of Pharmaceutical Communications Platform Technology from ClearLobby, Inc.

On September 12, 2008, the Company entered into a Limited Asset Purchase Agreement with ClearLobby, Inc., a Delaware corporation, pursuant to which the Company agreed to purchase trademarks, software, license agreements and other assets related to ClearLobby’s pharmaceutical communications platform technology.  The ClearLobby technology will lead to an online service designed to change the dynamic between physicians and pharmaceutical companies by placing control of the relationship firmly in the hands of the physician.  In consideration for the assets purchased under the Limited Asset Purchase Agreement, the Company paid $250,000, consisting of $10,000 in cash and $240,000 in the form of an unsecured promissory note and 20,000 shares of restricted Common Stock.

HISTORY AND BACKGROUND

Pursuant to a Share Exchange Agreement dated October 12, 2005, we issued an aggregate of 17,600,000 shares of Common Stock, representing approximately 80% of our Common Stock immediately outstanding after the transaction, to the stockholders of Vemics, Inc., a Delaware corporation (“Vemics-Delaware”), in exchange for all of the outstanding stock of Vemics-Delaware.  Thereafter, Vemics-Delaware became a wholly owned subsidiary of the Company, though for accounting purposes Vemics-Delaware was deemed to have been the acquirer in a “reverse merger.”  In connection with the reverse merger, we changed our name from OMII, Inc. to Vemics, Inc.

PRODUCTS AND SERVICES

iMedicor -- is a collaborative online portal designed for and by medical professionals to facilitate practice productivity and the rapid, secure exchange of education, information and ideas in real-time.  The site is HIPAA compliant and represents a significant change in technology driven communication within the medical community.

iMedicor Integration Driver™ -- is newly integrated software that allows an iMedicor user to communicate, transmit records and images across any EMR system securely and effectively.  The introduction of this feature in December 2007 has provided a unique low-cost solution to a significant hurdle that prevented widespread adoption of electronic (Internet) communication.  Up to this point, EMR systems could not communicate electronically with any referring doctor, lab or test center outside the EMR network and remain HIPAA compliant.  This feature creates the communication link.

iMedicor ClearLobby™ -- is a powerful pharmaceutical company-marketing platform that will allow physicians to communicate directly with their pharmaceutical company certified sales representatives electronically.  ClearLobby is also a content delivery system that gets important drug marketing information in front of physicians far more effectively than traditional pharmaceutical company direct marketing methods.

iMedicor LiveAccess™ -- is a next–generation collaboration platform that delivers video, wideband audio and a full suite of web–collaboration tools in a single browser window accessible from PCs or Laptops enabling organizations and individuals to work and learn "virtually" as if everyone were in the same room.

iMedicor NuScribe™ -- is a voice-recognition driven document creation and management system that enables physicians to create and manage patient medical records online using the most advanced voice recognition technology available today.  NuScribe is HIPAA compliant and includes SureScripts® e-Prescribing tools.

iMedicor CME Education Solutions – is a service that delivers an unparalleled educational experience for physicians, administrators, nurses and other high-level healthcare workers.  Our iMedicor continuing medical education (“CME”) solutions utilizes several of our technology platforms to offer distance-learning programs that are available from any computer anywhere in the world.  The Education Solutions division is directly responsible for providing services to EP-Live On-Line, a joint venture between Vemics and EP Global Communications, publishers of Exceptional Parent Magazine serving the special needs of people within the lifelong chronic disability segment of our population.  This alliance has produced high quality CME programs delivered to doctors, nurse practitioners, administrators, occupational therapists and physical therapists, parents and patients.  The CME programs produced and distributed through this alliance are sponsored by pharmaceutical companies and the U.S. Military.

Fulfilling a Market Demand

We believe that our proprietary technology platforms fulfill a deficiency within the healthcare information technology communication infrastructure in the U.S. and beyond.  iMedicor offers a communications system that enables physicians to transmit electronic medical records and images in a HIPAA compliant environment directly or through various EMR systems in a highly accessible and affordable fashion.  This single proprietary technology upgrades healthcare communication to Internet based speed, efficiency and cost, something we all take for granted in our regular business activities.  Up until now, electronic Internet based communications have been elusive for doctors and other high-level healthcare professionals.

The difficulties healthcare organizations have had integrating business process solutions are well documented.  Based on these difficulties there is finally a willingness to accept that a new paradigm is needed for medical practices, hospitals, EMR companies and insurance companies to focus on core capabilities and outsource anything that gets in the way of meeting outcome objectives.  Businesses and professionals that can take advantage of technology-based services and productivity-oriented solutions without having to own the technology or the responsibility to adapt and maintain it will be able to provide a broader scope of targeted solutions to both internal and external constituencies.  Our technology-based services help to maximize our customers’ ability to compete and provide increased service to their patients.

Portal members subscribing to upgrade services can participate in live, 2-way interactive programs and events via the portals’ video, voice and data collaboration tools.  Participants can see, hear and interact with presenters, view a streamed version of the live presentation or access the session in archived form after the event.  The iMedicor instructional design team is available to work with accredited CME providers to develop live programming and events.

Strategic Attributes of our Products and Services

Secure HIPAA Compliant Messaging and File Transfer -- HIPAA guidelines preclude the use of regular email for transporting patient medical information creating unnecessary delays in moving medical information and ideas.  iMedicor’s Messaging and File Transfer feature operates within a closed encrypted network that is accessible by participating members only, providing complete security and the rapid exchange of personal health information—greatly accelerating the speed of healthcare communication and file / record transfers.

Professional Community, Referrals and Consults -- Physicians and other medical professionals typically collaborate very little outside of their local circle of influence often due to the challenges of identifying and building a database of trusted piers.  iMedicor makes it easy to identify, invite and collaborate with a constantly growing membership base.  Members can review other member bios; read posted papers and articles, contribute and share information and ideas; consult; provide referrals and choose when and with whom they wish to communicate.

Access to Certified CME and Non-CME Educational Resources -- iMedicor provides access to the best in online practice-relevant education and CME.  Portal members can access traditional on-demand (asynchronous) programs and view live, streamed programming and video archives.

Pharmaceutical Company Content Delivery -- The iMedicor ClearLobby platform is a content management and delivery system that will allow pharmaceutical companies to post pertinent content that is then accessed and reviewed by the physician.  Once the physician reviews the information they request a meeting, ask questions and order samples directly from their representative - all through ClearLobby.  The sales representative then communicates directly with the physician to fulfill their requests.  This new electronic exchange of information will make the use of the representative’s time far more effective and then empowers the physician in this very necessary relationship.  The platform is not used in the place of pharmaceutical company representatives, but instead makes their interactions with physicians more frequent and more effective.

BUSINESS OPERATIONS

Healthcare Services

For the past nine months, we have shifted most of our efforts and resources to the build-out and promotion of iMedicor, our collaborative online portal designed for and by healthcare professionals to facilitate productivity.  iMedicor offers a rapid, secure exchange of education, information and ideas in real-time that is the cornerstone of our Healthcare Services division.  On October 9, 2007, the Company announced the commercial launch of iMedicor.  iMedicor is the health industry's first free HIPAA compliant personal health information exchange and secure messaging portal for physician collaboration and community.  iMedicor’s features include HIPPA compliant electronic transfer of patient medical information, voice-recognition medical transcription, electronic medical records and image transfer and storage, simplified and secure communications between pharmaceutical companies and physicians, and CME content, both live and static.

We believe this combination of features addresses both existing educational needs for physicians and other healthcare providers and the ability to transfer personal health information electronically in a method, which satisfies federal HIPPA regulations that proscribe the transmission of records via email.   Currently all aspects of iMedicor are offered free of charge to physicians and other healthcare providers using the portal.  The content sponsors pay for CME content, which users can access via the portal.  Once consistent usage by a substantial user base is established, iMedicor will begin to charge for premium productivity tools bundled as a package through the portal.

Revenue will be derived from multiple sources within the portal:  Access to premium productivity tools including iMedicor NuScribe™ and iMedicor LiveAccess; the iMedicor Integration Driver by charging monthly fees for two-way access between disparate EMR technologies; iMedicor ClearLobby by providing direct access to physicians by pharmaceutical companies’ product information on a per-physician interaction basis; and production, distribution and archiving of Continuing Medical Education courses.  We anticipate, however, that the principal revenue generated through iMedicor will be derived from profiled direct marketing and access to our user base in a non-intrusive manner whether through advertisements, sponsorships or other marketing relationships.  We anticipate further that interested parties such as pharmaceutical companies, medical device companies and other high-end retailers and service providers will be interested in accessing this highly sought after demographic of physicians and other healthcare providers.  Additionally, we anticipate charging fees for premium services associated with the NuScribe™ voice recognition transcription service by November 2008 and iMedicor Integration Driver connectivity fees by December 2008 for disparate Electronic Medical Records Systems (“EMR”) to transfer information to each other.

We have announced several new relationships in the last year focused on iMedicor, which we believe will both establish iMedicor’s position as the leader in collaborative communications for healthcare professionals in the U.S. and increase the registration/user base of the portal:

•
Service Agreement with eRx Network (“eRx”) effective November 30, 2008.  eRx Network is a leading provider of third-party claims management and analysis services, Medicare and Medicaid DME billing services, and electronic prescribing services to the retail pharmacy industry.  Our solutions provide our customers the tools necessary for improving their profitability, efficiency and accuracy.  Through this agreement, eRx and iMedicor will mutually implement bi-directional connectivity services between the eRx and iMedicor web portals to facilitate the exchange of prescription related data.  The term of this Agreement is three years from the effective date with an automatic one-year renewal unless either party gives ninety day written notice prior to the initial term or any renewal term of intent not to renew.

•
Service Agreement with Medlink effective December 27, 2007.  Medlink network offers discounted fees for major tests (CAT Scans, MRI, X-Rays Etc) to patients with inadequate or no insurance administered directly through doctors’ offices.  Currently MedLink represents over 1900 freestanding medical images facilities, 500 neurologists and over 40,000 referring physicians.  We have executed an agreement that will allow Medlink to offer iMedicor to its network members to transport test results from the imaging facilities directly to the referring doctor and primary care physicians.  The widespread adoption of iMedicor by MedLink providers will improve healthcare communications by reducing the time it takes to receive test results from several days to several minutes.

•
Microsoft HealthVault Solution Provider Agreement between Vemics, Inc and Microsoft Corporation effective February 15, 2008.  Through this Agreement, Vemics’ iMedicor HIPAA compliant Electronic Health Record Transport portal will give HealthVault subscribers a user-friendly conduit for patient-physician communication as well as expedited access to their medical records and images.  There are no direct fees associated with this Agreement.  The term of this agreement is one year from the effective date and will automatically renew on each anniversary for successive one-year periods, unless either party terminates with 60 days written notice.

•
Volume Purchase Agreement between Dell Marketing, LLC and Vemics, Inc. effective February 19, 2008.  The partnership with Dell opens the potential to create a coalition of large companies centered on iMedicor who will sponsor free, electronic PHI (Personal Health Information) exchange to physicians in the U.S.  As we grow our relationship with Dell, we anticipate that iMedicor will actively be marketed by Dell to its large client base.  There are no direct fees associated with this agreement.  The term of this agreement is three years and will automatically renew on each anniversary for successive one-year periods, unless either party terminates by providing the other with 90 days prior written notice.

•
Strategic Alliance with Ameriplan.  Under this alliance, iMedicor will provide a group page within the iMedicor web portal for Ameriplan member physicians, dentists and chiropractors to participate in blogs, forums and other areas of interest, as well as full access to all other iMedicor services and Ameriplan will deliver to iMedicor its list of physicians, dentists, chiropractors and other healthcare workers. There are no direct fees associated with this agreement.  The term of this agreement is three years from effective date with an automatic one-year renewal unless either party gives ninety day written notice prior to the initial term or any renewal term of intent not to renew.

•
Strategic Alliance with the American Academy of Family Physicians (“AAFP”).  The AAFP along with the American National Standards Institute (“ANSI”) has created the Continuity of Care Record (“CCR”) standard for widespread personal health information exchange.  The CCR is an XML file that contains information regarding the patient’s demographic, health insurance, medication, diagnosis and health plan information.  To date, 22 leading medical associations including the American Medical Association (“AMA”) back the CCR standard, which associations represent and have access to most practicing physicians in the U.S.  They have rallied the support of 70 different electronic medical record (EMR) vendors.  We believe the CCR standard has yet to catch on with the physician population because the only providers that have the ability to carry a CCR file are several private networks that charge a substantial fee per EMR message sent.  We approached the AAFP regarding a partnership that would make CCR standard more affordable and accessible to physicians.  iMedicor in conjunction with the AAFP will offer a free network for the exchange of CCR files.  We are currently engaged in an exclusive launch with e-MDs, a well-respected EMR vendor based in Austin, TX.  After the launch concludes in November 2008, the AAFP will be promoting our service to all of the EMR vendors as well.

Education and Training

During 2007 – 2008, our focus in the Education Division had been threefold:

•
The delivery of CME courses to the medical community in the U.S.  The demand for CME continues to grow nationally, and our preparedness to provide this service has grown as well.  This year, we have either delivered or contracted to deliver CME courses for a major U.S. university, the U.S. military and several pharmaceutical company sponsors.

•
The licensing or our productivity tools to state education departments in the U.S.  The state of Pennsylvania is our first customer in this effort.  We intend to initiate a sales campaign to increase our state education department customer base.

•
The launch of our Global Business English (GBE) and Advanced English programs primarily in Russia. While we have multiple agreements in Russia with organizations, that could provide significant growth and success in this sector, due to the shift in our focus to building out iMedicor, we have not had the internal resources to be as aggressive in building the growth of the GBE program.  We are currently reviewing our options in this area and are considering the possibility of licensing to or joint venturing with another company focused in the language education space that has the resources to grow our GBE and Advanced English programs.  There are no formal negotiations at this time.

We are currently in the process of transferring all CME and healthcare related activities from the Education Division to the Healthcare Services division.  We may reorganize the Education Division by transferring the remaining functions of that division to one of our Education-related strategic partners.  We have no firm plans as of the date of this Report.

SALES AND MARKETING

iMedicor Marketing

Our marketing strategy consists of building our brand by creating a company and product presence in the healthcare industry as well as at conferences and events in order to raise visibility within that industry.  We intend to conduct product demonstrations and consult with potential customers such as physicians, pharmaceutical companies, via trade shows, national medical association meetings, trade print advertising.  We also are developing programs to expand iMedicor user base through viral growth through invitations by existing users to their colleagues to communicate through the iMedicor portal.  Since February 2008, our primary focus has been on the promotion of iMedicor and the development of brand awareness within our targeted markets and developing the revenue streams associated with iMedicor.

We seek in the coming year to accelerate our efforts to build a loyal user audience within our portal, thereby increasing the average time per day that a physician or practice uses our suite of productivity and communications tools as a normal part of running a healthcare organization.  Further, we seek to enhance the product palette with the features demanded by actual users and provide online surveys using our services to better understand physicians’ needs, habits and behaviors and offer that intelligence to our revenue generating clients.

The initial user-base of iMedicor has been built and expanded through our numerous strategic alliances.  Further expansion will be facilitated through viral growth.  Through its user-base, iMedicor has the ability to market any number of different products and services.  Thus, a sales team will be deployed to market the iMedicor technology service to organizations such as pharmaceutical companies and medical device manufacturers.  Advertising sales for iMedicor will be handled through third- party organizations.  iMedicor will also make available product specific educational programs paid for initially by pharmaceutical companies and medical device companies.  We believe iMedicor represents a direct path to physicians in an effective, opt in, non-intrusive method.

Pharmaceutical Company Marketing

We believe that the pharmaceutical marketing landscape has changed dramatically over the last ten years for the worse due to the overall negative perspective that the pharmaceutical companies’ sales and marketing methods are too aggressive and result in conflicts of interest.  We believe pharmaceutical companies are now actively looking for new platforms to gain access to physicians that differentiate them from the common perception.  Pharmaceutical company representatives get less and less time in front of physicians, and physicians grow exceedingly impatient with the overly aggressive tactics and constant flow of representatives visiting their offices on a daily basis.  Although the relationship creates frustration amongst physicians, the information that the pharmaceutical companies are trying to deliver is very important to the proper prescribing of the drugs themselves.  In addition, the Pharma Research and Manufacturers of America (PhRMA) imposed a moratorium that requires pharmaceutical companies to educate physicians for a full six months before the drug is available for prescribing.

Vemics is making in-roads to PhRMA members to ensure that our newly acquired ClearLobby technology is consistent with the marketing values agreed to by each of its member companies.  In the near future, we anticipate that the ClearLobby technology will provide a content management and delivery system that allows pharmaceutical companies to post pertinent content that is then accessed and reviewed by the physician.  Once the physician reviews the information, ClearLobby will enable physicians to request a meeting, ask questions and order samples directly from their representative.  The representative then would communicate directly with the physician to fulfill their requests.  This new electronic exchange of information makes the use of the representative’s time more effective.  The platform is not used in the place of pharmaceutical company representatives, but instead makes their interactions with physicians more frequent and more effective.

We anticipate marketing ClearLobby to our own user base as well as to clients of our various strategic partners.  Vemics will not deploy a direct sales force to handle the program recruiting itself.  Marketing will be prevalent in both iMedicor and our strategic partners, thereby leveraging our partners’ existing sales personnel, relationships and operations to further the goals of all participants without increasing costs.

At the start, we intend to hire pharmaceutical company consultants to pitch their current and potential clients with enhanced iMedicor offerings.  Ultimately, we anticipate hiring sales representatives with a deep seeded knowledge of the healthcare and or pharmaceutical industries.  These consultants and sales reps will be tasked with attracting and bringing into our portals larger healthcare organizations such as hospitals and clinics and maintaining the relationships with these organizations to minimize attrition.

COMPETITION

The Company experiences competition from a variety of sources with respect to virtually all of its products and services.  The Company knows of no single entity that competes with it across the full range of its products and systems.  The lines of business in which the Company is engaged are highly competitive.  Competition in the markets served is based on a number of considerations, which may include price, technology, applications experience, know-how, reputation, service and distribution.  While we believe we offer a unique combination of products and services to the healthcare industry, such as personal health information exchange, CME, pharmaceutical marketing and medical transcription, a number of competitors offer one or more similar products and services in one or more of our niche markets.

In the Medical Portal/Secure File Transfer market, we are aware of four competitors, Kryptiq, Medem, Medseek, SafteySend (which offer EMR file transfer services on a per message sent basis).  In the collaboration market, we are aware of several competitors, WebEx, PolyCom, Tandberg, Adobe (Macromedia), Microsoft (MS Office Live Meeting) as well as a broad variety of service bureaus that provide access to various conferencing and collaboration technologies.  In the CME market, there are many competitors such as CME producers, medical societies and medical schools.  In the content market, we are aware of the following competitors, Doctors Guide, PubMed, WebMD Health, Excerpta Medica and Ovid.

Vemics believes that it differentiates itself technologically from its competitors in the CME market by focusing on the dynamics of live in-person learning sessions by combining high quality video conferencing video streaming, archiving and a full suite of data and web conferencing tools into one seamless service.  Vemics is responding to the need to reach greater numbers of participants in either classroom or meeting sessions.  In response, Vemics has integrated the ability to video stream and provides on-line archiving of its sessions to an unlimited number of one-way participants.

The experience of Vemics’ senior management team brings together a unique mix of distance education, video and web conferencing technologies, asynchronous and synchronous learning designs, business service providers network services, corporate training, marketing, new product development and introduction, sales and operations and management experienced in the public markets.  Further, Vemics believes that it has additional competitive advantages such as that, to our knowledge, no competitor currently delivers comprehensive customer centric solutions that feature the delivery of live fully interactive programming.  By combining proprietary and readily available technologies in innovative customer centric products and services, we provide customers the solutions they want now.  As a result, we eliminate the need for them to subscribe to expensive, secure networks or purchase products that only solve part of the problem or may become obsolete or incompatible with future products.

In addition, no competitors provide the breadth of technologies that can be applied to a totally integrated customer solution taking educational programming to high-speed mobile phones, smart-phones, and Internet enabled PDAs worldwide.  We believe that the ClearLobby technology has the ability to change the relationship between the physician, the pharmaceutical representative and the pharmaceutical company by placing control in the hands of the physician and making the interactions far more effective and less costly to all parties.  We also believe that professional portal solutions will follow consumer portal success and stimulate viral membership growth creating additional and expanding markets for Vemics.

 EMPLOYEES

On September 29, 2008, the Company had 20 full-time employees and 2 part-time employees.  We believe our relations with our employees are good.

Item 1A.  Risk Factors

Our business is difficult to evaluate because we have a limited operating history.

Though our predecessor entity, E & M Management, was formed in 1992, Vemics-Delaware, our current operating business, was incorporated later on July 17, 2001.  Because of our limited history as a healthcare portal, we do not have significant historical financial information on which to base planned revenues and operating expenses.  We expect to experience fluctuations in future operating results that may be caused by many factors, including:

•	our ability to achieve significant sales for our products and services;
•	the cost of technology, software and other costs associated with production and distribution;
•	the size and rate of growth of the market for Internet products and online content and services;
•	the potential introduction by others of products that are competitive with our products;
•	the unpredictable nature of online businesses and e-commerce in general; and
•	the general economic conditions in the U.S. and worldwide.

In view of the foregoing, our results of operations and projections of future operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

We require substantial additional capital to continue as a going concern which if not obtained could result in a need to curtail or cease operations.

We require substantial additional funding to meet our future operating and capital expenditure requirements.  To execute on our business plan successfully, we will need to raise additional money in the future.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that our current private placement will be successful or that even the minimum offering amount will be raised.  Thereafter, there is no assurance we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are not able to raise additional capital, our business will likely suffer.

Our financial statements are prepared assuming we are a going concern.  The accompanying financial statements do not include any adjustments that might result from being unable to raise the necessary additional capital.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  At June 30, 2007, we had cash and cash equivalents of $505,668, a working capital deficit of $2,159,158 and an accumulated deficit of $15,059,767.  At June 30, 2008, we had cash and cash equivalents of $202,836, a working capital deficit of $4,673,844 and an accumulated deficit of $21,520,657.  The foregoing factors, among others, raise doubt as to our ability to continue as a going concern.  In the past, we have raised capital in private placements, but continue to sustain losses and negative operating cash flows.  We believe that our current available capital as of September 29, 2008, coupled with verbal commitments for bridge financing as needed from a current investor would enable us to continue as a going concern through February 1, 2009.  Anticipated revenues along with a potential equity raise from the current private placement could enable us to continue our current operations through at least June 30, 2009, if we are able to restructure portions of our short-term debt.  Subsequent to July 1, 2009, our inability to obtain needed funding would have a material adverse effect on our operations and our ability to achieve profitability.  If we fail to generate increased revenues or fail to sell additional securities, you may lose all or a substantial portion of your investment.

Our success will be limited if we are unable to attract, retain and motivate highly skilled personnel.

Our future success also will depend on our ability to attract, retain and motivate highly skilled engineering, community management, healthcare and pharmaceutical sales and other key personnel.  Competition for such personnel is, at times, intense in the Internet industry, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.  In addition, our ability to generate revenues relates directly to our personnel in terms of both numbers and expertise of the personnel we have available to work on the projects.  Moreover, competition for qualified employees may require us to increase our cash or equity compensation, which may have an adverse effect on earnings.

We may make strategic acquisitions or investments, which involves numerous risks, including the risk that we might pay too much for an acquisition or investment, that any transaction could distract management and that the failure to successfully integrated an acquired business could harm us and our stock price.

As part of our strategy to expand our services and revenues, we have acquired, and may acquire, or make investments in businesses, joint ventures, technologies, services or products we view as complementary.  Identifying suitable acquisition or investment candidates at reasonable prices or on reasonable terms may be difficult, and the failure to do so could harm our growth strategy.  If we do acquire a company or make other types of acquisitions, we could have difficulty integrating the acquired services, personnel or technologies.  These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.  As a result, the failure to consummate potential acquisitions or investments or to integrate them into the business properly could have a material adverse effect on our business, financial condition and operating results.

Any system failure or slow down could significantly harm our reputation and damage our business.

System failures would harm our reputation and reduce our attractiveness to clients.  Our ability to attract potential clients will depend significantly on the performance of our network infrastructure.  In addition, a key element of our strategy is to perform services for clients to increase their usage of our services.  Usage of our online services could strain the capacity of our infrastructure, resulting in a slowing or outage of services and reduced traffic to clients’ web sites.  We may be unable to improve our technical infrastructure in relation to increased usage of our services.  In addition, the users of the systems we deploy for our clients depend on Internet service providers, online service providers and other web site operators for access to our web sites.  Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to our systems.  We may provide some of our clients with a service level agreement guarantee based on the size of the client and the amount of the business generated with our Company.  This guarantee could result in financial penalties to us that could have a material adverse effect on our business, financial condition and operating results.

We depend on third-party software to deliver specified aspects of our services. If we are required to update or replace the software, it could result in increased costs or delays in production.

Our products and services have a significant reliance on third-party software.  If software purchased from third parties to perform aspects of our services does not function properly or is not updated, or the contractual relationships were to end, we would need to purchase new software from other third-party providers or develop replacement software on our own.  Even though the third-party software we currently use would likely be replaceable through other third-party providers or developed internally, doing so would likely require increases in operating expenses and could cause a disruption in our business.  This could have a material adverse effect on our business, financial condition and operating results.

We compete in a highly competitive market and many of our competitors have greater financial resources and established relationships with major corporate customers.

Our future profitability depends on our ability to compete successfully by continuing to differentiate our products and services from the products and services of our competitors.  If one or more of our competitors begins to offer integrated, Internet-based, HIPAA compliant healthcare information collaboration solutions on a competitive basis, there may be a material adverse effect on our business, financial condition or operating results.  We believe that our ability to compete successfully depends on a number of factors:

•	our ability to produce products that are superior in quality to that of our competitors and get those products and services to market first;
•	our ability to deliver our products and services at a price that remains competitive with that of our competitors;
•	our ability to respond promptly and effectively to the challenges of technological change, evolving standards, and our competitors’ innovations;
•	our ability to timely deliver our products to consumers;
•	the scope of our products and services and the rate at which we and our competitors introduce them;
•	customer service and satisfaction; and
•	industry and general economic trends.

The establishment of our brand is important to our future success.

Establishing and maintaining our iMedicor brand name and recognition is critical for attracting and expanding our client base.  The promotion and enhancement of our name depends on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high-quality services, neither of which can be assured.  If our brand marketing efforts are unsuccessful, our business could fail.

Our business could suffer if we are unable to protect our intellectual property rights or are liable for infringing the intellectual property rights of others.

We regard our copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we rely upon trademark and copyright law, trade secret protection, and confidentiality and license agreements with our employees, strategic partners, and others to protect our proprietary rights, which can have only limited effectiveness.  The development of the Internet has also increased the ease with which third parties can distribute our copyrighted material without our authorization.

We have filed for registration of our material trademarks in the U.S. and, based upon anticipated use, may do so in certain other countries.  We may not be entitled to the benefits of such registration for an extended period to the cost and delay in effecting such registration.  In addition, effective trademark, copyright and trade secret protection may not be available in every country in which our products are available.  We expect that we may license, in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties.  Further, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, copyrights and other intellectual property rights of third parties by us and our licensees.

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us.  Even meritless claims could require us to expend significant financial and managerial resources.  Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content or pay financial damages, any of which could substantially increase our operating expenses.  We also may be required to obtain licenses from others to refine, develop, market and deliver new services.  We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable.  In the future we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees.  Any such claims could have a material adverse effect on our business, financial condition and operating results.

We may be exposed to liability for publishing or distributing content over the Internet.

We may be subject to claims relating to content that is published on or downloaded from our website or the websites we operate for our clients.  We also could be subject to liability for content that is accessible from our website through links to other websites.  For example, as part of our service, we publish content for distribution to our customers that is provided to us by our content providers.  It would not be feasible for us to check the accuracy and copyright status of all of the content we distribute.  Accordingly, it is possible that our content could, on one or more occasions, be incomplete or contain inaccuracies or infringe upon a copyright.  Further, we cannot completely control breaches of privacy policies, warranties, or other claims that may be made by third parties.

Although we carry general liability, multimedia liability and errors and omissions insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.  In addition, any claims like this, with or without merit, could have a material adverse effect on our business, financial condition and operating results.

The disclosure or misuse of data we collect could harm our business.

If third parties were able to penetrate our network security or otherwise misappropriate our users’ personal information, we might be subject to liability.  These could include claims for impersonation or other similar fraud claims.  In addition, we currently use personal information we collect about the users of the services we provide to clients for internal information and to share with those clients to determine how to improve our services, applications and features, and to provide clients with feedback.  These practices are limited by each client’s privacy policies.  We could be subject to liability claims by clients’ users for misuses of personal information by the clients, such as for unauthorized marketing purposes.  In addition, the Federal Trade Commission has previously investigated various Internet companies regarding their use of personal information.  We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.  This could have a material adverse effect on our business, financial condition and operating results.

Under HIPAA, we face potential liability related to the privacy of health information we obtain.

Most health care providers from which we may obtain patient information are subject to privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA.  Although we are not directly regulated by HIPAA, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA’s disclosure standards.  Further, we may face civil liability if our HIPAA compliant system fails to satisfy its disclosure standards.  Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Regulatory changes concerning the sponsorship of CME and the application of HIPAA guidelines could adversely affect our business.

The CME industry is regulated and the regulations that govern the delivery of CME and interpretations of HIPAA guidelines and other restrictions placed on physicians in transferring and sharing patient information are subject to change.  Current federal regulations allow CME to be sponsored by pharmaceutical companies and other for profit companies as long as there is no direct promotion of the companies, their products or services.  If these regulations were to change significantly and become more restrictive, such changes could limit the ability to procure sponsored programming for the iMedicor portal, thereby reducing both a revenue stream for the Company and limit the development of new features, which would otherwise attract more users.

We believe that we have met the HIPAA requirements currently in effect that are applicable to our internal operations and our clients.  However, if we are unable to deliver applications solutions that achieve or maintain compliance with the applicable HIPAA rules in effect, or as they may be modified or implemented in the future, then clients may move business to applications solutions providers whose systems are, or will be, HIPAA compliant.  As a result, our business could suffer.

Our business will not succeed if we are unable to keep pace with rapid technological changes.

Our services and products are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new use, software and other product introductions.  There can be no assurance that we can successfully identify new business opportunities or develop and bring new services or products to market in a timely and cost-effective manner, or that our services, products or technologies developed by others will not render our services or products noncompetitive or obsolete.  In addition, there can be no assurance that our services, products or enhancements will achieve or sustain market acceptance or be able to address compatibility, interoperability or other issues raised by technological changes or new industry standards.

If we suffer system failures or overloading of computer systems, our business and prospects could be harmed.  The success of our online offerings is highly dependent on the efficient and uninterrupted operation of our computer and communications hardware systems.  Fire, floods, earthquakes, power fluctuations, telecommunications failures, hardware “crashes,” software failures caused by “bugs” or other causes, and similar events could damage or cause interruptions in our systems.  Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our websites.  If our systems, or the systems of any of the websites on which we advertise or with which we have material marketing agreements, are affected by any of these occurrences, our business, results of operations and financial condition could be materially and adversely affected.

We presently carry insurance policies that cover losses that may occur due to any failures or interruptions in our systems.  We do not presently have any secondary “off-site” systems or a formal disaster recovery plan.  In addition, our users depend on Internet service providers and other Internet site operators for access to our websites.  Many Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  If we experience any of these problems, and if our insurance did not cover the costs of such occurrences, our business, results of operations and financial condition could be materially and adversely affected.

Regulatory developments in the future related to the Internet create a legal uncertainty; such developments could material harm our business.

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet.  However, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, e-mail marketing and quality of products and services.  Such laws and regulations could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, and could thereby have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our management and employees.

We are dependent on the services of our executive officers and key employees.  As of September 29, 2008, we had 22 employees, four of whom are executive officers.  We currently maintain key-man life insurance policies on Fred Zolla and Brian Howell, both executive officers of the Company, in the amounts of $3,000,000 and $2,000,000, respectively.  There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death, or that our business would not suffer material adverse effects notwithstanding coverage by key-man insurance, the result of the death, disability or voluntary departure of any such executive officer.  Further, the loss of the services of any one or more of these employees could have a materially adverse effect on our business and our financial condition.  In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense.  If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

We will be required to issue more shares of Common Stock upon the exercise of outstanding warrants, the conversions of outstanding convertible notes or as part of raising additional capital, resulting in dilution of our existing stockholders.

The exercise of outstanding warrants or conversions of outstanding convertible notes would result in substantial numbers of additional shares being issued, which will dilute existing stockholders’ potential ownership interests and may cause our stock price to decline.  As of September 29, 2008, we have issued warrants to purchase an aggregate of approximately 13,315,086 shares of Common Stock with exercise prices ranging from $0.005 to $3.00, convertible notes in aggregate principal amount of $270,000 that are convertible at the Company’s option into 1,198,433 shares of Common Stock, and a convertible note in the aggregate principal amount of $502,206 convertible at the holder’s option into 8,370,106 shares of Common Stock (based on the average closing price for the ten trading days preceding conversion, which for this purpose we have assumed a September 29, 2008 conversion date).  If exercised or converted, these securities will dilute existing stockholders’ percentage ownership of Common Stock.  Unlike the Common Stock, those securities provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions.  In addition, certain of our securities provide anti-dilution protection in the event we issue securities subsequently at a price that is less than such previously issued securities.

If one or more of these events occurs, the number of shares of Common Stock that may be acquired upon conversion or exercise would increase.  Accordingly, if Vemics were to engage in a financing transaction involving the issuance of our Common Stock (or securities convertible into our Common Stock) following conversion of some of all of the convertible notes, Vemics may be required to provide the holders that had previously converted the opportunity to maintain their percentage ownership interest in Vemics.  The convertible notes do not specify the manner in which such anti-dilution protection is to be implemented.  Vemics believes its obligations under the notes would be fulfilled by offering converting note holders the right to participate, on a pro rata basis, in any financing transaction occurring within 24 months after conversion on the same terms and at the same price as other investors.

During the terms of the warrants, the holders thereof are given an opportunity to benefit from a rise in the market price of the common stock, with a resultant dilution of the interests of existing stockholders.  The existence of these warrants could make it more difficult for us to obtain additional financing while such securities are outstanding.

We have incurred increased compliance costs because of becoming a reporting company.

In April 2008, we became a Securities and Exchange Commission (“SEC”) reporting company.  Before this time, we had no history operating as a reporting company.  The Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) along with a variety of related rules implemented by the SEC, have required changes in corporate governance practices and procedures including at our Company.  We are required to file periodic and current reports, proxy statements and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.  As a reporting company, we have and will continue to incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations.  Our management has also been engaged in the compliance and reporting process, which includes in part assisting executive officers, directors and, to a limited extent, stockholders, with matters related to insider trading and beneficial ownership reporting.  In the future, we will be required to establish, evaluate and report on our internal controls over financial reporting and to have our registered independent public accounting firm issue an attestation as to such reports.

We have incurred, and expect to continue to incur, increased general and administrative expenses as a reporting company.  We also believe that compliance with the myriad rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.  Being a public company also increases the risk of exposure to class action stockholder lawsuits and SEC enforcement actions, and increases the expense to obtain appropriate director and officer liability insurance on acceptable or even reduced policy limits and coverage.  As a result, we may find it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our Common Stock is subject to the SEC’s penny stock rules; broker-dealers may have trouble in completing customer transactions and trading activity in our securities may be adversely affected.

A penny stock is generally defined under the Exchange Act as any equity security other than a security that: (i) is an national market system stock listed on a “grandfathered” national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions.  Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our price as reported on the Pink Sheets, LLC, is currently less than five dollars.

In accordance with the rules governing penny stocks, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer’s rights and remedies and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, as well as obtain specific written consent from the customer and provide monthly account statements to the customer.

The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities.  Broker-dealers may find it difficult to effect customer transactions in our Common Stock and trading activity in our Common Stock may be adversely affected.  As a result, the market price of our Common Stock may be depressed and stockholders may find it more difficult to sell their shares of Common Stock.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required, beginning with our annual report on Form 10-K for the fiscal year ending June 30, 2009, to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and at a future date the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting.  We intend to prepare an internal plan of action for compliance with the requirements of Section 404.  As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes.  Indeed, our auditor has alerted to us to several material weaknesses each of which are set forth in “Item 9A - Controls and Procedures” in this Form 10-K.  Compliance with the requirements of Section 404 is expected to be expensive and time-consuming.  If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

We are controlled by our principal stockholders and management.  Other stockholders have limited ability to influence our operations or to receive a premium for their securities through a change in control.

Our executive officers, directors and principal stockholders and their affiliates own approximately 65.37% of the outstanding shares of Common Stock as of September 29, 2008 (prior to the closing of the current private placement).  These parties effectively control the Company, direct its affairs and have significant influence in the election of directors and approval of significant corporate transactions.  The interests of these stockholders may conflict with those of other stockholders.  This concentration of ownership may also delay, defer or prevent a change in control of us and some transactions may be more difficult or impossible without the support of these stockholders.

Our Common Stock has a very limited trading market.

Our Common Stock is traded on the over-the-counter Pink Sheets, LLC electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange.  In addition, trading in our Common Stock has historically been extremely limited.  This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us.  As a result, there could be a larger spread between the bid and ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.  We will seek to have our Common Stock quoted on the OTC Bulletin Board (“OTCBB”) in the near future, though there can be no assurance that we will be successful in doing so.

We do not intend to pay dividends on our Common Stock.

We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends to our stockholders in the near future.

Our bylaws provide for our indemnification of our officers and directors.

Our bylaws require that we indemnify and hold harmless our officers and directors, to the fullest extent permitted by law, from certain claims, liabilities and expenses under certain circumstances and subject to certain limitations and the provisions of Nevada law.  Under Nevada law, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses, attorneys fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with an action, suit or proceeding if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.

Item 2.  Properties

Vemics’ principal office space is located in Nanuet, New York, which office is provided by our President and CEO, Fred H. Zolla.  Vemics reimburses Fred Zolla approximately $4,500 annually for the office space that he provides to us pursuant to an oral agreement.

Our Healthcare Services operations are located in at 3600 Bee Caves Road, Suite 216, Austin, Texas 78746, pursuant to a written Lease Agreement between Cheryl Ogle and NuScribe, dated March 10, 2006.  The term of the lease is 36 months beginning April 1, 2006 with a current lease payment of $3,434.81 per month plus a proportionate share of the operating expenses for the building.  The President of NuScribe, Tom C. Dorsett, signed a personal guaranty under this Lease Agreement, which covers six months worth of rental payment in the event of our default.

In addition, several of our employees work from home offices throughout the U.S.  We have no ownership interest or formal lease arrangements with such properties.  Our website lists the home offices of (i) the Company’s chief technology officer, Brian Howell, 247 Green St, Marblehead, MA 01945; and (ii) a consultant of the Company, John Walber, whose title is Director of Instructional Design, 403 Vernon Rd, Jenkintown, PA 19046.  We believe these existing facilities are in good condition and are adequate for our current needs.

We do not have a formal investment policy and we have not invested in real estate, real estate mortgages or securities of, or interest in, persons primarily engaged in real estate activities and have no current intention to do so in the future.

Item 3.  Legal Proceedings

We are, from time to time, involved in various lawsuits generally incidental to our business operations.  In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.  Currently, the Company is involved in the following ongoing matters.

Vemics, Inc. and Fred Zolla v. Louis Meade, Jr., Dorothy Valenti, Michael Jesse, Ron Francesco, Vito Petruzzella, Dennis O’Brien, Ed Pedicine, Conrad Nowicki, and Joseph Talarico, Case No. 1:06-cv-8716, U.S. District Court, Southern District of New York, commenced October 11, 2006.

In this action, Vemics asserts claims against all of the defendants for declaratory judgment, breach of contract and tortuous interference with business relationship, and, in addition, against defendant Louis Meade, Jr. for defamation of Vemics and its CEO, Fred Zolla.  Vemics alleges that the defendants, led by defendant Meade, asserted a host of unfounded allegations of fraudulent misrepresentation and breach of contract against Vemics and Mr. Zolla to coerce Vemics to repay certain note obligations on a schedule faster than that required by the notes and wrongfully place defendants in a position ahead of other similarly situated noteholders.  Vemics further alleges that the defendants' threats and harassment have materially interfered with several lucrative business transactions Vemics negotiated and have defamed Vemics and Mr. Zolla.  Vemics seeks damages of a minimum of $2.5 million plus punitive damages, attorneys' fees and costs because of defendants' breach of contract, tortuous interference with business relationship and defamation of Vemics and Mr. Zolla.  Defendants filed a counterclaim against Vemics and Mr. Zolla, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 20(a) of the Exchange Act by Mr. Zolla, fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment.  Defendants’ counterclaim also sought a declaration from the court that Vemics and Mr. Zolla breached their contractual obligations to defendants and as a result, defendants were no longer obligated to perform the remainder of their obligations under the notes, and that defendants could accelerate repayment of their notes.  Vemics and Mr. Zolla denied defendants’ allegations, believe the claims are without merit and have actively defended against the counterclaim.

The parties to this action reached agreement to resolve the entire case, including defendants’ counterclaim, and Vemics presented a written settlement agreement to the defendants.  While Vemics was waiting for the defendants’ signatures on and performance under the settlement agreement, the defendants, on January 23, 2008, filed with the Court a “Motion to Enforce the Settlement Agreement” even though they had not signed or performed under the settlement agreement.  The motion has been fully briefed by the parties and is awaiting a ruling by the Court.

Glowpoint, Inc v. Vemics, Inc., Index No. 106433-07, N.Y. Superior Court, commenced May 1, 2007.

On May 11, 2007, Glowpoint, Inc. filed a complaint against Vemics in the Supreme Court of the State of New York, County of New York for breach of contract and seeking to recover $312,346 plus interest and attorneys fees.  Vemics timely answered the complaint on July 5, 2007, denying that it is liable to Glowpoint for such amount, and is vigorously defending such claims.  The parties have engaged in some written discovery and are continuing to discuss the basis for a potential settlement.

LearningStation.com, Inc. v. E-Learning Desktop Venture, Inc. and Vemics, Inc., Claim No. 02-8KQ-W4P, American Arbitration Association, International Centre for Dispute Resolution, commenced April 3, 2008.

In this arbitration, LearningStation.com alleges that Vemics, when it acquired certain assets of E-Learning Desktop Venture, Inc. (“ELD”) pursuant to an Asset Purchase Agreement, agreed to assume and pay certain amounts due to LearningStation.com pursuant to a Delivery Agreement and loan between LearningStation.com and ELD.  LearningStation.com’s Demand for Arbitration seeks $76,236.00 plus interest, attorneys’ fees, cost and expenses.  On May 30, 2008, Vemics filed a cross-claim against ELD, claiming that ELD materially breached the Asset Purchase Agreement by failing to pay the allegedly outstanding sums to LearningStation.com prior to closing under the Asset Purchase Agreement.  Vemics also cross-claimed against ELD for indemnification and/or contribution, asserting that ELD is obligated to provide a defense for Vemics against the claims asserted by LearningStation.com in the arbitration, and to indemnify and hold harmless Vemics for any and all amounts for which Vemics may be found liable to LearningStation.com at the conclusion of the arbitration.  Additionally, Vemics asserted a counterclaim for conversion against LearningStation.com, claiming that LearningStation.com negotiated a $15,000 payment that accompanied an offer of settlement from Vemics, even though LearningStation.com never agreed to Vemics’ proposed settlement terms.

On June 3, 2008, LearningStation.com amended its demand for arbitration to include alternative claims against Vemics for fraud, negligent misrepresentation and unjust enrichment.  ELD has yet to appear in the arbitration, which has been proceeding in ELD’s absence.  Vemics and LearningStation.com have selected a neutral arbitrator, and a pre-hearing conference call occurred on September 26, 2008 to set forth the schedule for the proceedings.  The hearing in this matter is expected to take place in December 2008.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the fourth quarter of our fiscal year ended June 30, 2008.

PART II

Item 5.    Market for Registrants Common Equity, Related Stockholder
Matters and Issuer Purchase of Equities Securities

Our Common Stock is quoted over-the-counter on the Pink Sheets, LLC (www.pinksheets.com) electronic quotation service for OTC securities under the trading symbol “VMCI,” but is not quoted on the OTC Bulletin Board (“OTCBB”) or NASDAQ, nor listed on any national or regional securities exchange.  We intend to have a market maker file a Form 211 with the Financial Industry Regulatory Authority (“FINRA”) to permit our Common Stock to be quoted on the OTCBB shortly after this Report is filed.

The following table sets forth the range of the high and low bid quotations for our Common Stock for the periods shown, as furnished by the over-the-counter market.

	Common Stock
	Low Bid	High Bid
Fiscal Year Ended June 30, 2008
First Quarter Second Quarterarch 31, 2008	$0.27	$0.30
Second Quarter	$0.09	$0.32
Third Quarter Fourth Q	$0.04	$0.26
Fourth Quarter	$0.04	$0.18
Fiscal Year Ended June 30, 2007
First Quarter Second Quarterarch 31, 2008	$0.80	$1.35
Second Quarter	$0.11	$0.95
Third Quarter Fourth Q	$0.19	$0.45
Fourth Quarter	$0.25	$0.42

The SEC has adopted regulations, which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our common stock is currently a “penny stock” as defined in the Exchange Act.  As a result, an investor may find it more difficult to dispose of or obtain accurate price quotations.  In addition, the “penny stock” rules adopted by the SEC subject the sale of the shares of the common stock to certain regulations which impose sales practice requirements on broker-dealers such as requiring that they provide their customers with documentation of the risks of investing in such securities before effecting the transaction, along with:

o	The bid and offer price quotes for the penny stock,
o	The number of shares to which the quoted prices apply,
o	The brokerage firm’s compensation for the trade, and
o	The compensation received by the brokerages firm’s salesperson for the trade.

In addition, the brokerage firm must send to the investor monthly account statement that gives an estimate of the value of each penny stock in the investor’s account, and a written statement of the investor’s financial situation and investment goals.  These disclosure and other requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  The penny stock rules may discourage investor interest in and limit the marketability of our Common Stock.

Holders of our Common Stock

According to our transfer agent, Pacific Stock Transfer, as of September 29, 2008, there were 155 record holders of shares of our Common Stock and additional stockholders held shares in street name.

Dividends

Vemics has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the near future.  It is our present intention to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of June 30, 2008 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

On June 6, 2007, our stockholders approved the Vemics, Inc. 2007 Equity Compensation Plan (the “Equity Plan”), which is designed to provide employees, non-employee directors, consultants and advisors with the opportunity to receive grants of stock options and stock awards.  The purpose of the Equity Plan is to give participants an ownership interest in our Company, and to create an incentive to contribute to our economic success.  The Equity Plan authorizes the issuance of incentive stock options, nonqualified stock options and other stock based awards.  As of June 30, 2008, there were 6,300,000 shares of Common Stock authorized under the Equity Plan and no options to purchase shares of Common Stock had been granted under the Equity Plan.

As previously reported on Form 8-K filed on August 20, 2008, on July 29, 2008, the Company’s Board of Directors approved an amendment of the Equity Plan to increase the number of shares of Common Stock underlying the Equity Plan from 6,300,000 to 17,000,000.  On August 14, 2008, the Company granted stock options to purchase up to 16,469,467 shares of Common Stock to employees, directors and service providers, each with an exercise price of $0.07 per share.   Of the options granted, options to purchase 9,300,000 shares of the Common Stock were granted to the following Company’s executive officers and directors, however, upon further reflection in an attempt to preserve shareholder equity, these officers and directors voluntarily decided to reject these grants at this time.

Recent Sales of Unregistered Securities

During the six months ended June 30, 2008, we sold 6,733,332 shares of Common Stock for an aggregate purchase price of $808,000 ($0.12 per share) to certain unaffiliated investors in private placement transactions.  We have used and will continue to use the proceeds net of associated costs for general working capital purposes.

The foregoing purchases and sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering.  The facts we relied upon to claim the exemption include: (i) the purchasers represented that they purchased shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) the purchasers represented that they were accredited investors and sophisticated and were familiar with our business activities; and (iv) the purchasers were given full and complete access to any corporate information requested by them.

On August 14, 2008, we granted stock options under the Vemics, Inc. 2007 Equity Compensation Plan to purchase up to 7,169,467 shares of Common Stock to employees, directors and service providers, each with an exercise price of $0.07 per share, the previous day’s closing price of the Common Stock on the Pink Sheets, LLC, as provided in the plan.  We intend to file a Registration Statement on Form S-8 to register the sale of the underlying common stock upon exercise of such options.

We intend to raise a minimum of $2,500,000 and a maximum of $10,000,000 through the sale of preferred stock and warrants to accredited investors.  We intend to apply the proceeds of this private placement, if any, for salaries, technical infrastructure, marketing, research and development, debt repayment and working capital.  The private placement consists of units of the Company’s preferred stock coupled with warrants to purchase shares of Common Stock with a purchase price of $250,000 per unit (the “Units”).  Each warrant is exercisable at a price per share of $0.20.  Marketing efforts for the Units are anticipated to continue into the second quarter of fiscal 2009.  No Units have been issued as of the date hereof.

This description does not constitute an offer to sell or the solicitation of an offer to buy any securities.  The securities sold in the private placement have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act or applicable state securities laws.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘expects’’, ‘‘plans’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘estimates’’, ‘‘potential’’ or ‘‘continue’’ and similar terms.  Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled ‘‘Risks Factors’’ below.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.  All information presented herein is based on the Company’s fiscal calendar.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading provider of portal-based, virtual work and learning environments that enable organizations of any size to communicate, work and learn at a distance as if everyone were in the same room.  Our hosted, service solutions eliminate the need for companies to buy, integrate or maintain continually evolving collaborative technologies and provide a single point of access for online communication, collaboration and learning.

Our primary focus shifted with our acquisition of iMedicor, which we acquired in connection with the acquisition of NuScribe, Inc. on October 17, 2006.  Currently, our efforts are concentrated on providing secure, on-line communications, collaboration, learning and productivity solutions to healthcare and related markets.  We supply organizations of all sizes with subscription-based access to fully collaborative, real-time productivity tools that accelerate the flow of information and education to a rapidly dispersing and highly mobile global workforce.  Secondarily, we plan to provide direct access to physicians by pharmaceutical companies, circumventing the pharmaceutical companies need for costly and only moderately effective sales forces.

By June 30, 2008, individual registrations within iMedicor exceeded our pre-launch projections by more than 200%.  Currently iMedicor is a free service for all users as we build a customer base; however, we expect to begin generating revenues from various components within iMedicor, including the redesigned NuScribe Voice Recognition Application, direct pharmaceutical company to physician marketing and product dissemination and inter—EMR communications, sometime in the third quarter, beginning January 1, 2009.

Our sales in other areas remained flat for the year ended June 30, 2008 from 2007, as most of our internal efforts have been devoted to establishing new relationships with companies like eRx, Medlink, Microsoft and Dell, which we believe will be driving forces in significantly increasing the iMedicor user base and ultimately drive increased revenues to the Company.

Our proposed plan includes charging pharmaceutical companies an initial set up fee of $250,000 to upload all product specific programs, in all formats.  The initial fee will cover the set up costs and the first 2,500 qualified "click throughs" (i.e., a qualified click through is a physician or physicians trusted source, downloading any information available on specific products inside iMedicor).  Once the 2,500 click throughs are exhausted, iMedicor will charge $50.00 per additional click through.

Our iMedicor and LiveAccess solutions are focused on education, collaboration, training.  We offer our services through two separate divisions, Education and Training and Healthcare Services.

The Company anticipates having five sources of income –

•
In the near term, we expect to generate our primary source of revenue through offering a secure and non-invasive online communications and information delivery tool for the dissemination of product-specific information provided by pharmaceutical companies to physicians.

•
The second source of revenue will be derived through our iMedicor Integration Driver, allowing physicians and hospitals using different, incompatible  EMR systems to exchange patient information for a monthly fee of between $25 and $35 per user.

•	Providing premium services through iMedicor, such as NuScribe™ and LiveAccess™ for a monthly fee of $99 per user represents the third source of revenue.

•	Production, distribution and archiving of sponsored and pay per view CME courses will provide the fourth revenue source.

•
Lastly, we expect to generate significant revenues from direct marketing to our iMedicor user-base on an “opt in” unobtrusive level from companies who have a desire to reach this particular demographic.  This last source of revenue, while ultimately expected to be a primary revenue stream, will take longer to develop and may not generate any significant revenues in the near future.  We will also provide consulting help desk and instructional design services to customers and will bill as consultation and other services are rendered.

As of June 30, 2008, we require approximately $200,000 to $270,000 per month to fund our operations.  This amount may increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

We are currently seeking up to $10,000,000 in capital through a private placement of preferred stock.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are unable to raise additional capital in the current private offering, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Long-Lived Assets

We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Statement of financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment for Disposal of Long-Lived Assets.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.  The carrying amount of the Company’s long-term debt also approximates fair value, based on market quote values (where applicable) or discounted cash flow analyses.

Income Taxes

We account for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount, if any, expected to be realized in future years.

Net earnings (loss) per share

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

Revenue Recognition

The Company’s current sources of income are:

•
Annual contracts for licensing of technology paid either monthly, quarterly or once annually in advance.  If paid annually the revenue is recognized in two parts:  Support which is recognized 70% at the time of receipt of funds and the balance is recognized at 1/12th per month; for the licensing aspect of the contract revenue is recognized at 1/12th per month, with the remaining balances being recorded in deferred income.  If paid quarterly the recognition is the same, with 1/3 of licensing revenue being recognized each month.

•
Sponsored CME programs – These programs are paid in advance with costs associated with the development of the program being recognized immediately as revenue and the balance recognized when the program (or programs) is delivered..

The Company anticipates having four additional sources of income in the future:

•	iMedicor Premium Services (NuScribe and Live Access) billed monthly in advance and paid via credit card at a rate of $99 per user. This revenue will be recognized immediately on payment.

•
iMedicor Integration Driver – billed at $35 per user by the users EMR company.  20% of monthly fee per user is revenue share to the EMR company with 80% paid to Vemics.  Amounts batched and paid in arrears by each EMR company once per month.  This revenue will be recognized immediately of receipt of payment

•
iMedicor ClearLobby – This will revenue will be contractual and will initially consist of a flat fee per participating Pharmaceutical company of between $100,000 and $250,000 per year for posting their chosen content on the iMedicor site.  Based on upfront fee, a guarantee of x views of pharmaceutical content where x = $50 divided by the upfront amount paid.  All views after the pre-paid number of views has been met will be billed monthly in arrears at $50 per view.  Revenue for the initial payment will be recognized on receipt of the payment.  Additional revenues generated from fees associated with views beyond the pre-paid amount will be recognized on a monthly basis.

•
Click through advertising.  No formal structure for this revenue stream has been created yet as it is still in the planning stage, however for non-pharmaceutical  related click through advertising we are anticipating a $5 - $10 per click on an opt-in advertising basis, which will be recognized monthly in arrears.

Results of Operations

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Year Ended June 30
	Audited
	2008	%	2007	%
Net Sales and Revenues	588,691	100	941,756	100
Cost of Services	183,767	31.2	399,267	42.3
Gross Profit	404,924	68.8	542,489	58.7

Operational General and Administrative Expenses	6,080,727	86.8	4,928,470	97.4
Depreciation and amortization	1,288,620	18.4	71,885	1.4
Bad debt expenses	41,961	*	59,528	0.2
Total Expenses	7,411,308	100	5,059,883	100
Loss before other income (expense)	7,006,114		4,517,394
*           Less than 0.1%

Revenues

Our revenues for the year ended June 30, 2008 decreased by 37% to $588,691 from $941,756 in 2007, due largely to a decrease in sales of the NuScribe Voice Recognition Appliance and Application.  The decrease in NuScribe sales was anticipated because we are redesigning this component for bundling as an online application within the iMedicor portal.  During the redesign period, sales efforts of the stand-alone voice recognition engine decreased significantly, and we redirected our sales team, which had been engaged in NuScribe sales, to building a user base of physicians and medical/healthcare professionals within the iMedicor portal.

Cost of Services

Cost of services as a percentage of revenues was 31% for the year ended June 30, 2008 as compared to 42% for 2007.  Decrease in cost of services as a percentage of revenue is attributed to the decrease in sales of the NuScribe Appliance, which entailed licensing and hardware fees associated with each sale and are booked as cost of sales.  With the decrease in sales of the appliance, there was a subsequent percentage decrease in cost of sales.  Going forward we expect cost of services to remain in the same area, approximately 35% of revenues based on current projections.  Our current projections show the largest costs of services will be revenue sharing, maintenance of underlying hardware supporting our portals and commissions.

Operational, General and Administrative Expenses

Operational, general and administrative expenses increased to $6,080,727 in the year ended June 30, 2008 from $4,928,470, or 23.4%.  This increase is largely attributable to an increase in shares issued for fees and services related to certain loans and loan guarantees.  Payroll and related taxes costs decreased in 2008, as did consulting, commissions and travel expenses as the Company consolidated its workforce to focus most of our efforts on the iMedicor build-out and to conserve available cash.  We expect these costs to increase significantly with the expansion of services; however, our ability to support these increased costs will be determined primarily by our success in raising additional capital and the successful increase in revenues in fiscal year 2009.

Sales and marketing efforts in Russia of our GBE product slowed significantly, as we deliberately shifted our focus on the exploration of a joint venture with a partner more suited to marketing this product.  This attributed to approximately 10 – 12% of our total reduction in costs for the year.  We are currently searching for a suitable joint venture partner.  Further, have focused, during this time, on our efforts in the Healthcare market.

Depreciation and Amortization

Depreciation and amortization expenses increased for the year ended June 30, 2008 to $1,288,620 from $71,886.  This is entirely attributed to the allocation of the purchase price of NuScribe and its iMedicor website to a technology asset and the subsequent amortization of that asset.  We have capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with its completion.  We launched iMedicor in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.

Loss from Operations

Income (loss) from operations, before extraordinary item, for the year ended June 30, 2008 totaled ($7,062,091) or approximately 1,199% of net revenue compared to (4,672,466) or approximately 514% of net revenue for 2007.  The decrease in income from operations for the year ended June 30, 2008 was primarily due to our focus on the continued development of iMedicor and on the increase of the iMedicor portal’s user base.  Further, during 2008 we suspended sales of the NuScribe Voice appliance, as it is redeveloped into an online application which we anticipate offering as a paid service within the iMedicor portal in the future.  The increase in losses from operations is additionally attributed to two other factors:  the amortization of the iMedicor technology asset, which increased our depreciation, and amortization by approximately 1,789% from the previous year, and; the increase in stock issued for fees and services, related specifically to certain loans and loan guarantees, which increased by approximately 295% over the previous year.  It should be noted that an extraordinary income item of $650,000, the net result of a litigation that the Company was involved in which was resolved during the 2008 fiscal year, decreased our net loss by approximately 9.8%, however this event is considered outside the course of normal operations.

Liquidity and Capital

Cash and cash equivalents were $212,566 at June 30, 2008 compared to $505,668 at June 30, 2007.

Net cash used by operating activities was $2,267,147 for the year-end June 30, 2008 as compared to cash used by operating activities of $3,382,262 for the year-end June 30, 2008.  The decrease is due primarily to the consolidation of operations during the course of the year to conserve available cash.

Net cash used by investing activities was $167,789 for the year-end June 30, 2008 as compared to cash used by investing activities of $126,424 for the year-end June 30, 2007, and was primarily due to capitalization of technology development costs.

Net cash provided by financing activities was $2,141,834for the year-end June 30, 2008 as compared to net cash used by financing activities of $3,571,035 for the year-end June 30, 2007 decreased primarily due to a decrease in sale of Common Stock although it was almost offset by funding from loans for $1,577,500.  Because of the above our cash decreased by $293,102.

In connection with our recent acquisition of a pharmaceutical communications platform technology from ClearLobby, we entered into a $240,000 Promissory Note as partial consideration under the Limited Asset Purchase Agreement.  The Promissory Note bears no interest and is payable in twelve monthly installments of $20,000 beginning on January 31, 2009 and each succeeding month-end thereafter until the Promissory Note is paid in full on December 30, 2009.  The repayment terms shall be accelerated if the Company receives $10 million or more in investment funds in its current private placement (as described herein) or any subsequent offering.  If the Company raises $5 million or more but less than $10 million while the Promissory Note is outstanding, the Company shall accelerate the payment of 50% of the amount outstanding under the Promissory Note at such time the Company received such investment funds and then continue repayment under the original repayment schedule.

Due to our cash position in early January 2008, we deferred some of our salary obligations to our employees and consultants.  At that time, we informed our employees and consultants of the salary deferral and gave each the option of remaining with the Company on a deferred salary basis or being terminated.  We also released some of the consultants who were not essential to our core focus in the healthcare division.  Of the employees and consultants who were not released, all continue to work with us.  As of the date of this filing, the Company has eliminated all salary arrearages for its employees.  We hope to cure the arrearages with respect to the independent consultants and former employees in the near future.  There is no guarantee that it will be able to do so however.

We continue to operate at a loss and are projected to do so until late in 2008 or early fiscal 2009.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.  From July 1, 2006 through December 31, 2007, we raised approximately $3,637,000 from accredited investors.  In addition, from February 22, 2008 through June 2008, 2008, we issued 6,733,335 shares of Common Stock through a private offering to accredited investors through which we raised approximately $808,000.  Notwithstanding the receipt of this additional capital, the Company requires significant additional capital to cover its current overhead as well as to satisfy existing obligations.

Subsequent to the reporting period, in July of 2008, we issued 14,166,667 shares of common stock through a private offering to accredited investors, which raised $1,700,000.  13,333,333 of these shares are entitled to broad-based, weighted average anti-dilution protection until the earlier of the consummation of (i) a merger or consolidation of the Company with another corporation our shareholders, immediately prior to the merger or consolidation, will not beneficially own, immediately after the merger or consolidation, shares entitling such shareholders to more than 51% of all votes to which all shareholders of the surviving corporation would be entitled in the election of directors (without consideration of the rights of any class of stock to elect directors by a separate class vote), (ii) a sale or other disposition of all or substantially all of our assets, or (iii) a debt or equity raise in one or more series of transactions of at least $3 million (the “Expiration Date”).  Under the Subscription Agreement involving the 13,333,333 shares, we issued warrants (the “Warrants”) to purchase 4,000,000 shares of the Common Stock at an exercise price of $0.04 per share.

The Warrants are exercisable commencing on July 29, 2008, the execution date of the Subscription Agreement, and expire on July 29, 2013 or earlier upon the Company’s redemption of the Warrants.  The Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.10 per Warrant, at any time, provided that the last sales price of the Common Stock has been equal to or greater than $5.25 per share for a period of ten (10) consecutive trading days prior to the date on which notice of redemption is given.  If prior to the Expiration Date we issue shares of Common Stock for a price per share less than $0.12, then we will be obligated to issue and deliver for no additional consideration, that number of shares equal to the difference between the number of shares determined by dividing $1,600,000 by the Broad-Based Weighted Average Price (as defined in the Subscription Agreement), less 13,333,333 shares.

The Subscription Agreement provides further that if the investor introduces a prospective institutional investor who consummates an investment of $10 million or more in the Company during the twelve months following the date of the Subscription Agreement, the Company agrees to issue an additional five-year warrant to purchase 2,100,000 shares of Common Stock with an exercise price of $0.04 per share.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vemics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Vemics, Inc. and Subsidiary as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and statements of cash flows for the two year period then ended. These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of June 30, 2007 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred operating losses since its inception and a net working capital deficit which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vemics, Inc. as of June 30, 2008 and 2007 and the results of operations and its cash flows for each of the two years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
October 14, 2008

	6/30/2008	6/30/2007
ASSETS		(As Restated)
Current assets:
Cash and cash equivalents - interest bearing	$212,566	$505,668
Accounts receivable, net of allowance for doubtful accounts of $5,000
and $-0- at June 30, 2008 and June 30, 2007, respectively	57,121	228,822

Total Current Assets	269,687	734,490

Property and equipment, net	66,349	121,314

Other assets:
Technology & Medical software	8,032,343	9,098,209
Goodwill	681,673	681,673
	8,714,016	9,779,882

Total Assets	$9,050,052	$10,635,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - banks	$299,980	$299,980
Current maturity of capital lease obligations	-	5,896
Short-term notes payable	1,279,667	1,451,125
Accounts payable and accrued expenses	1,839,470	987,309
Deferred income	123,500	149,338

Total Current Liabilities	3,542,617	2,893,648

Other long-term liabilities
Long-term notes payable	1,400,914	277,622

Total Other Long-Term Liabilities	1,400,914	277,622

Total Liabilities	4,943,531	3,171,270

Stockholders' Equity
Common stock, par value $.001 per share, authorized 200,000,000
Issued and outstanding: 68,926,531 and 50,609,450 shares at June 30, 2008
June 30, 2008 and 2007, respectively	60,795	50,609
Additional Paid in Capital	26,074,578	22,981,769
Less: Treasury stock, 368,407 shares at both June 30, 2008 and June 30, 2007
	(508,195)	(508,195)
Accumulated deficit	(21,520,657)	(15,059,767)

Total Stockholders' Equity	4,106,521	7,464,416

Total Liabiliaties and Stockholders' Equity	$9,050,052	$10,635,686

	For the	For the
	Year Ended	Year Ended
	6/30/2008	6/30/2007
Revenues	$588,691	$941,756

Cost of Services	183,767	399,267

Gross Profit	404,924	542,489

Expenses:
Stock issued for fees and services	1,895,340	643,000
Consulting, commissions and travel	1,190,605	1,909,098
Operational fees and expenses	1,102,563	627,233
Professional fees	661,689	478,125
Payroll and related taxes	962,807	1,171,116
Depreciation and amortization	1,288,620	71,885
Bad debt expenses	41,691	59,528
Production, advertising, brochures and public relations	267,723	99,898

Total Expenses	7,411,038	5,059,883

Loss before other expenses	(7,006,114)	(4,517,394)

Other Income/(Expenses:)
Other income - reduction of indebtedness	138,873	-
Interest income	10,723	2,714
Interest expense	(205,573)	(157,786)
Total Other Income/(Expenses)	(55,977)	(155,072)

Loss before extraordinary item	(7,062,091)	(4,672,466)

Extraordinary item - litigation, net of expenses and taxes	650,000	-

Net loss available to common stockholders	$(6,412,091)	$(4,672,466)

Net loss per share, basic and diluted, before extraordinary item	$(0.13)	$(0.13)

Net loss per share, basic and diluted, extraordinary item net	$0.01	$-

Net loss per share, available to common stockholders	$(0.12)	$(0.13)

Weighted average number of shares, basic and diluted	53,574,940	37,008,998

							TOTAL
				ADDITIONAL			STOCKHOLDERS'
			TREASURY	PAID IN	TREASURY	ACCUMULATED	EQUITY/
DESCRIPTION	SHARES	AMOUNT	SHARES	CAPITAL	STOCK	DEFICIT	DEFICIENCY
Balance as of June 30, 2006	23,345,483	$23,345	(368,407)	$8,641,935	$(508,195)	$(9,722,426)	$(1,565,341)

Issuance of common stock	11,986,998	11,987		3,625,013			3,637,000

Issuance of stock for fees/services	4165857	4,165		638,835			643,000

Acquisition of NuScribe Inc. for stock	10,000,000	10,000		8,990,000			9,000,000

Acquisition of e-Learning Desktop for stock	1,111,112	1,111		421,111			422,222

Deemed Common Stock Dividend upon issuance of warrants				664,875		(664,875)	-

Net loss (As Restated)						(4,672,466)	(4,672,466)
Balance as of June 30, 2007	50,609,450	50,608	(368,407)	22,981,769	(508,195)	(15,059,767)	7,464,415

Issuance of stock in exchange for convertible
debentures and accrued interest	1,557,330	1,557		349,300			350,857

Issuance of common stock	6,733,333	6,733		801,267			808,000

Issuance of stock for fees/services	10,026,418	1,895		1,893,445			1,895,340

Deemed Common Stock Dividend upon issuance of warrants				48,798		(48,798)	-

Net loss						(6,412,091)	(6,412,091)
Balance as of June 30, 2008	68,926,531	60,793	(368,407)	26,074,579	(508,195)	(21,520,656)	4,106,521

	For the	For the
	Year Ended	Year Ended
	6/30/2008	6/30/2007
Cash Flows From Operating Activities
Receipts from customers	$734,554	$1,155,919
Payments to suppliers, salaries	(3,527,518)	(4,417,193)
Other income received	650,000	-
Interest received	10,723	2,714
Interest paid	(93,215)	(64,174)
Bad debt expense	(41,691)	(59,528)
Net Cash Used in Operating Activities	(2,267,147)	(3,382,262)

Cash Flows Used in Investing Activities
Purchase of Technology & Medical software	(165,684)	(98,209)
Purchase of fixed assets	(2,105)	(28,215)
Net Cash Used in Investing Activities	(167,789)	(126,424)

Cash Flows From Financing Activities
Payments on capital lease obligations	(5,896)	(47,291)
Payments on notes payable	(237,770)	(18,604)
Short term loans	205,000	-
Long term loans	1,372,500	-
Sale of common stock	808,000	3,637,000
Net Cash Provided by Financing Activities	2,141,834	3,571,105

Net Increase/(Decrease) in Cash	(293,102)	62,419

Cash at the Beginning of Period	505,668	443,249

Cash at End of Period	$212,566	$505,668

1.             NATURE OF OPERATIONS

Vemics, Inc. (the “Company”) builds portal-based, virtual work and learning environments primarily in healthcare and related industries that enable individuals and organizations of any size to communicate, collaborate, work and learn at a distance as if everyone were in the same office or room.  Recently, we decided to focus our efforts on solutions for the healthcare industry, primarily through our iMedicor web-based portal.  Our hosted solutions eliminate the need for companies, medical practices and individuals to buy, integrate or maintain continually evolving collaborative technologies and provide a single point of access for online communication, collaboration and learning.

Our solutions combine the best in standards-based productivity-enhancing tools with educational / informational content, adding real-time spontaneity, impact and face-to-face interactivity to meetings, presentations or learning sessions.  We provide deep customer and technical support to ensure our customers get the most out of their solutions.  Our technology teams have been creating on-line, leading edge solutions, centered on real-time communication, video, audio, data collaboration tools and content distribution technologies delivered through on-line portals.  The team has been at the forefront of bringing people and information together in ways that maximize time, reduces cost and eliminates distance.  Our solutions are fully hosted and managed and can be customized to fit specific needs.  Our solutions –

▪	Provide services that are comprehensive and end-to-end
▪	Are portal-based and require little or no capital investment for equipment or infrastructure
▪	Support interactive real-time collaboration and learning
▪	Are flexible, configurable and interoperable
▪	Utilize and migrate with all available real-time communications and learning technologies
▪	Include peripheral or adjunct productivity tools, services and support
▪	Are highly mobile and affordable for medical practices of any size
▪	Are convenient and extendable throughout the organization (EMRs, Hospitals, HMOs Etc)
▪	Can be customized to align with current communication, learning and business needs

On October 10, 2007, Vemics launched iMedicortm – the health industry’s first, free, HIPAA compliant online personal health data exchange and secure messaging portal for physician collaboration, community and referrals.  HIPAA, which stands for the American Health Insurance Portability and Accountability Act of 1996, is a set of strict rules to be followed by doctors, hospitals and other health care providers concerning the handling and privacy protection of vital patient medical data.

Through iMedicortm, physicians will be able to communicate securely with other doctors, sharing HIPAA compliant patient files, records and images quickly and safely.  The portal can also help doctors tap corresponding services from other professionals in the medical industry.  Moreover, the portal environment allows for fundamental document creation and management tasks in a user-friendly, online environment.  Costly transcription services and tedious handwritten documentation can actually be eliminated through iMedicor’s voice recognition advanced technology.  iMedicortm will also be a repository for Certified Continuing Medical Education courses and non-certified and product specific educational resources made available to any registered member on a non-intrusive opt in basis.

NuScribe™, Inc. (see Note 16) is a developer of voice recognition software applications and web-based productivity tools for the medical, pharmaceutical and healthcare industries.  NuScribe SMR™, NuScribe’s flagship product, is a web-based, speech-enabled medical documentation system that helps medical professionals save time, increase revenue and cut costs while streamlining the entire medical transcription process.  The system enables physicians to create, edit, sign and dispatch patient notes, electronic medical records, prescriptions, referral letters and more.  NuScribe’s document templates, voice marcos and patient-specific fields, customized for the physician, greatly reduce physical dictation time and costs.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

On November 8, 2005, OMII Corp. acquired all the shares of Vemics, Inc. the Delaware Corporation in an exchange of stock transaction and it became a 100% owned subsidiary of OMII.  The name of OMII was then changed to Vemics, Inc., a Nevada corporation (see Note 3 for details).  The acquisition was accounted for as a reverse acquisition, no goodwill or other intangible assets have been recorded.  Vemics, Inc. the Delaware Corporation has been treated as the “Acquirer” of OMII for financial reporting purposes as it shareholders control more then 50% of the post transaction of the combined company.  Therefore, the accompanying presentationpresents the historic financials of Vemics, Delaware, the accounting acquirer.  Additionally, the consolidatedfinancial statements reflect the acquisitions of NuScribe, Inc. and e-Learning Desktop and the elimination of any intercompany transactions.

Going Concern

From inception through June 30, 2005, the Company had been in the development stage, devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $21,521,000 at June 30, 2008.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

Restatement of Historical Financial Statements

During the year ended June 30, 2008, a prior period adjustment related to accrued bonuses for the year ended June 30, 2007 was recorded, which has decreased net loss and accumulated deficit by approximately $164,000. If the Company were to raise $5 million in the future, then cash bonuses of approximately $214,100 would be paid out to designated employees.  In addition, these same employees would receive in total approximately 357,000 shares of stock.

Restatement of Historical Financial Statements

During the year ended June 30, 2008, a prior period adjustment related to accrued bonuses for the year ended June 30, 2007 was recorded, which has decreased net loss and accumulated deficit by approximately $164,000. If the Company were to raise $5 million in the future, then cash bonuses of approximately $214,100 would be paid out to designated employees.  In addition, these same employees would receive in total approximately 357,000 shares of stock.

Basis of Accounting

The accompanying consolidated financial statements include the accounts of Vemics, Delaware and OMII Corp. (now Vemics, Inc).  The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

Cash Equivalents

Money market funds and investment instruments with original maturities of ninety days or less are consideredcash equivalents.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

As of June 30, 2008, the Company had cash balances at a certain financial institution in excess of federally insured limits.  However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.  The Company mitigates this risk by depositing its cash in high quality financial institutions

The Company has historically provided financial terms to customers in accordance with what management views as industry norms.  Financial terms, for credit –approved customers, are generally on a net 30-61 day basis, though most customers are entitled to a prompt payment discount.  Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering such as economic conditions and each customer’s payment history and creditworthiness.  If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods.

Inventory

Inventory consists of finished goods and is stated at the lower of cost or market.

Property, Equipment and Depreciation

Property and Equipment are recorded at their historical cost.  Depreciation and amortization are provided for by straight-line method over the useful lives of the assets, which vary from five to seven years.  Cost of repairs and maintenance are charged to operations in the period incurred.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  The Company has evaluated the goodwill for impairment as of December 31, 2007 utilizing present value method to projected cash flows and concluded that no impairment has occurred.

Software Development Costs

We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold.

Leased, or Otherwise Marketed and Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products.  As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred.  Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the Statements of Consolidated Earnings since their respective dates of acquisition.  The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.  In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.  The carrying amount of the Company’s long-term debt also approximates fair value, based on market quote values (where applicable) or discounted cash flow analyses.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount, if any, expected to be realized in future years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

Revenue recognition

The Company’s current sources of income are:

•
Annual contracts for licensing of technology paid either monthly, quarterly or once annually in advance.  If paid annually the revenue is recognized in two parts:  Support which is recognized 70% at the time of receipt of funds and the balance is recognized at 1/12th per month; for the licensing aspect of the contract revenue is recognized at 1/12th per month, with the remaining balances being recorded in deferred income.  If paid quarterly the recognition is the same, with 1/3 of licensing revenue being recognized each month.

•
Sponsored CME programs – These programs are paid in advance with costs associated with the development of the program being recognized immediately as revenue and the balance recognized when the program (or programs) is delivered.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The Company anticipates having four additional sources of income in the future:

•	iMedicor Premium Services (NuScribe and Live Access) billed monthly in advance and paid via credit card at a rate of $99 per user. This revenue will be recognized immediately on payment.

•
iMedicor Integration Driver – billed at $35 per user by the users EMR company.  20% of monthly fee per user is revenue share to the EMR company with 80% paid to Vemics.  Amounts batched and paid in arrears by each EMR company once per month.  This revenue will be recognized immediately of receipt of payment.

•
iMedicor ClearLobby – This will revenue will be contractual and will initially consist of a flat fee per participating Pharmaceutical company of between $100,000 and $250,000 per year for posting their chosen content on the iMedicor site.  Based on upfront fee, a guarantee of x views of pharmaceutical content where x = $50 divided by the upfront amount paid.  All views after the pre-paid number of views has been met will be billed monthly in arrears at $50 per view.  Revenue for the initial payment will be recognized on receipt of the payment.  Additional revenues generated from fees associated with views beyond the pre-paid amount will be recognized on a monthly basis.

•
Click through advertising.  No formal structure for this revenue stream has been created yet as it is still in the planning stage, however for non-pharmaceutical  related click through advertising we are anticipating a $5 - $10 per click on an opt-in advertising basis, which will be recognized monthly in arrears.

The company records revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 104 “Revenue Recognition” (“SAS 104”) regarding revenue recognition in financial statements.  SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges and platform transfer rights; resellers; funded software development arrangements and contract accounting.

Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably over the contract period.  We have established guidelines on all undeliverable elements of the user license and software arrangements, which consist of maintenance, monitoring and, at times, training and consulting.

The Company is also an independent software vendor (ISV) and generates revenue from software sales and related hardware requirements, including support and maintenance, and consulting services.  The Company has a contract with a value-added reseller (VAR).  The Company’s contracts with the VAR that does not include special considerations such as rights of return, stock rotation, price protection and special acceptance or warranty provisions.  The Company recognizes revenue for software license sales in accordance with Statement of Position 97-2 Software Revenue Recognition.  The Company exercises judgment in connection with the determination of the amount of software and services revenue to be recognized in each accounting period.  The nature of each licensing arrangement determines how revenues and related costs are recognized.

The standard single user license includes a Dell Inspiron D520 Laptop 1.6 ghz, 1 GB RAM, microphone and includes on-line training, telephone support and upgrades for 1 year.  Revenue for shipping and handling are included within the Equipment and Consulting revenue and the related costs are included in cost of revenue in the accompanying consolidated statements of operations.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts from estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us.  Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful towards assessing the risk of collectability.  If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.  In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Advertising costs -- continued

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs.  As of June 30, 2008, all of these costs were charged to expenses in the period or year in which incurred.  Advertising costs for the years ended June 30, 2008 and 2007 were $296,161 and $70,703, respectively.

Common stock

Common stock refers to the $.001 par value capital stock as designated in the company’s Certificate of Incorporation.  Treasury stock is accounted for using the cost method.  When treasury stock is reissued, the value is computed and recorded using a weighted average basis.

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

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123, Share-Based Payment.  SFAS 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  Under SFAS 123, companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees.  Instead, companies are required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award.

3.             SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common stock

The Company as of June 30, 2008 had a total of 68,926,521 shares outstanding, respectively.  There are an additional 368,407 shares in Treasury Stock as of June 30, 2008.  On June 4, 2008, the Board of directors approved and authorized 200 million shares of common stock.  On June 6, 2007, the Board of Directors approved the issue of 930,000 shares of restricted stock to current and past members of the Board of Directors, and issued another 2,777,409 to certain employees, consultants and advisors.

Warrants

As of June 30, 2008, the Company has recently issued 1,781,667 of Common Stock reserved for issuance upon exercise of warrants to various shareholders.  These warrants have an expiration of three years from their date of issuance and expire at various dates through June 2011.  Each warrant will entitle the holder thereof to purchase one share of Common Stock at an exercise price of $.24 per share. As of June 30, 2007, the Company has 6,385,086 shares of Common Stock reserved for issuance upon exercise of warrants to various shareholders and service providers.  These warrants have an expiration date of five years from their date of issuance and expire at various dates through February 2010.  Each warrant will entitle the holder thereof to purchase one share of Common Stock at an exercise price ranging from $.60 to $1.50 per share.  Management has not assigned a value to these warrants, as it is not practicable to estimate fair value for these financial instruments.  It also reserves the rights to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

3.             SHAREHOLDERS’ EQUITY (DEFICIENCY) - continued

Related Party Transactions

One member of our Board of Directors since 2002 is the largest individual investor in the Company, having invested $3,681,200 to date (or $3,733,254 when including accrued interest on convertible debt that was converted to equity).  He currently owns 13,699,237 shares of common stock and has the right to acquire 2,896,140 additional shares of common stock pursuant to currently exercisable warrants.

This board member received 200,000 shares of common stock on June 6, 2007 in exchange for consulting services he provided to the Company.  These services included financial advisory services, insurance advisory services and corporate governance, as well as for making introductions to potential clients and investors and other related business matters to the Company.

In addition, on June 6, 2007, this board member received 80,000 shares for his service to the Vemics-Delaware Board of Directors while Vemics was a private company from 2002 through 2005.

The Company’s methodology for calculating the fair value of his services involved multiplying the price of the common stock at the value that shares were being sold by the Company in private transactions (before the Company’s shares were quoted on the Pink Sheets) or at the market closing price on the date of the transaction once the Company began trading on the Pink Sheets.

Recapitalization

The Company had an exchange of stock of 2.21932 shares of OMII Corp. a Nevada corporation, the acquiring company, for one share of Vemics, Inc. a Delaware corporation on November 8, 2005.  The surviving company changed its name to Vemics, Inc. and the management of the new company became the responsibility of the original Vemics, Inc., the Delaware Corporation.

Vemics, Inc. a Delaware corporation exchanged shares of outstanding common stock on December 1, 2004 at 500 to 1.  Because of that exchange, the shares outstanding of approximately 6,446 shares were exchanged for 3,222,985 of new shares of common stock.

Additional shares of 109,863 were issued and exchanged to protect original shareholders from an anticipated offering of common stock at a purchase price of $1.00 and a warrant to purchase one share of Common stock at an exercise price of $1.50 per share.  There were 6,374 additional shares exchanged at 500 to 1 for 3,187,000 of new shares of common stock.

4.             PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

Depreciation and amortization expense for the years ended June 30, 2008 and 2007 was $57,070 and $71,885, respectively.  The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal.

Property, equipment and purchased software are stated at cost and consist of the following:

	6/30/2008	6/30/2007
Furniture and fixtures	$2,600	$2,600
Software	72,430	72,430
Equipment	391,826	389,721
	466,856	464,751
Less Accumulated Depreciation & Amortization	400,507	343,437

	$66,349	$121,314

5.             TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with its completion.  The iMedicor™ product was launched in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.  Amortization expenses were $1,231,550 for the year ended June 30, 2008.

	6/30/2008	6/30/2007
Technology and medical software	$9,263,893	$9,098,209
Less: Accumulated Amortization	1,231,550	-0-

	$8,032,343	$9,098,209

6.             SHORT TERM NOTES PAYABLE

The Company has borrowed $20,000 from one member of the Board of Directors, at a rate of interest of 4% per annum payable for a total amount due including accrued interest of $22,600 and $22,000 as of March 31, 2008 and June 30, 2007, respectively.  The funds were borrowed in December 2004 with the intention of repaying this lender with the anticipation of raising sufficient funds from a Private Placement Offering.

The Company has borrowed $-0- and $11,716 as of June 30, 2008 and June 30, 2007 including accrued interest, respectively from one member of the board of directors at a rate of interest is at 4%.  The funds were borrowed recently with the intention of repaying this lender with the anticipation of raising sufficient funds in the near future.

Payments related to the short-term notes payable is comprised of the following:

	6/30/2008	6/30/2007
Short-term note payable	$-0-	$11,716
Short-term portion of long-term note payable	361,342	42,566
Note payable banks	299,980	299,980
Convertible debenture - 17.98%	150,000	150,000
Convertible debenture – 8%	270,000	725,891
Convertible debenture – 10% - 12%	502,206	520,952

Total Short-term notes payable	$1,579,647	$1,751,105

7.             LONG TERM NOTE PAYABLE

On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as theWellbrock Group that was exchanged for a three-year balloon note for $300,000 to be amortized over ten years at 8%.The shares of stock are to be held in escrow until the notes are completely paid.  If the Company is late on its payments per the payment schedule, the shares are to be released from escrow and to revert to the original shareholders.

An additional payment of $10,000 to satisfy legal fees incurred was paid by the Company in installments of$5,000 in October 2005 and January 2006.  As of June 30, 2008, the amounts owed were $288,542. The first ten monthly payments of principal and interest are to be in installments of $1,000 and the remaining 26 payments are to be installments of $3,639.83.  The balloon payment of $272,076 is payable on November 1, 2008.  Payments related to the long-term note payable described above are as follows:

6/30/2007
2008	$20,566
2009	277,622

Total	$298,188

7.             LONG TERM NOTE PAYABLE -- continued

The Company has borrowed $1,400,914 and $-0- as of June 30, 2008 and June 30, 2007 including accrued interest, respectively from one member of the board of directors at a rate of interest is at 4%.  The funds were borrowed recently with the intention of repaying this lender with the anticipation of raising sufficient funds in the near future.  However, the lender has extended the note to be due on June 30, 2011.

	6/30/2008	6/30/2007
2008	$-0-	$-0-
2009	-0-	-0-
2010	-0-	-0-
2011	1,400,914	-0-
Total	$1,400,914	$-0-

8.             CONVERTIBLE DEBENTURES

17.98% - Convertible debenture – Payable on September 30, 2004

On December 19, 2001, the Company issued a $100,000 Convertible Debenture.  The original note was to be paid back at quarterly intervals for $18,500 starting September 2002 until completed for a total of $150,000.  The note has been revised to accrue interest of $50,000 through September 30, 2004 the original due date.  The effective interest rate is 17.98%.

The debenture was to begin to be paid in January 2007 over a period of 18 months at a monthly amount of $8,333. The bondholder has agreed to no additional interest beyond September 30, 2004.  Vemics is in breach of this agreement as of January 2007 as a result of not any commencing payments.

At any time, the Debenture is convertible into common shares at a conversion price of $500 per share.

Convertible Debenture – 8%

From the time period of July 31, 2003 through June 30, 2004, the Company issued a total of $905,500 Convertible Debentures.  Interest on the unpaid balance of the Debentures is calculated at the rate of 8% per annum and unless the Debenture is converted to common stock as described below; such interest is payable by January 1, 2008 (the "Maturity Date") or the earlier prepayment of the Debenture.

On October 1, 2004, accrued interest of $9,472 and $330,500 of Debentures were converted into 1,509,138 of common shares.  There was remaining $575,000 of Debentures and accrued interest of $150,891 as of June 30, 2007.

As of January 1, 2008, several debt holders settled a dispute with management and converted to equity.  As a result, 1,557,330 shares were issued in exchange for debentures and accrued interest of $350,857.  In addition, there was a gain from a relinquishment of debt of $138,890.  As an added part of the settlement, $270,000 of convertible debentures remains but interest expense is no longer accruing.

	6/30/2008	6/30/2007
2008	$270,000	$575,000
Total	$270,000	$575,000

Convertible Debenture – 10% and 12%

Since September 1, 2005, the Company has issued a total of $445,000 Convertible Debentures.  Interest on the unpaid balance of the Debentures is calculated at the rate of 10% per annum and unless the debenture is converted to common stock such interest and principal is payable by November 30, 2006 (the “Maturity Date”) or the earlier prepayment of the Debenture.

8.             CONVERTIBLE DEBENTURES - continued

On November 29, 2006, Vemics exercised its option to extend the maturity of the note to November 30, 2007.  As part of the maturity extension, the interest on the note was changed to 12% beginning December 1, 2006 to November 30, 2007.

This Debenture is convertible to one share of Common Stock at $1.00 per share and one warrant at $1.00.

As of June 30, 2008 and 2007, there was outstanding Debentures of $377,500 and $445,000, respectively, plus accrued interest of $124,706 and $111,001, respectively.  This debenture is included in Short Term Notes Payable.  Payments related to the Convertible Debentures described above are as follows:

	6/30/2008	6/30/2007
	$377,500	$445,000
Total	$377,500	$445,000

9.             BANKS - LINE OF CREDIT

The Company has a $300,000 secured working capital line of credit of which $100,000 is guaranteed by a shareholder (and is also a member of the board of directors) with Somerset Hills Bank payable on October 5, 2006.  On October 6, 2007, the Line of Credit was extended to October 5, 2008.  On February 12, 2007, the Company invested in a six-month Certificate of Deposit with an interest rate of 4.64% with the bank and this security acts as collateral for the remaining $200,000 line of credit.

The terms of the promissory note is at rate referred to as independent index, which is the Prime Rate, as published in The Wall Street Journal (the “index”) plus .5% rounded up to the nearest 0.125%.  The rate of interest for June 30, 2008 was 5.50%.  As of June 30, 2008, the outstanding balance was $299,980.  There was no interest due as of June 30, 2008.

The Company has a $600,000 secured working line of credit as of September 21, 2007 of which $600,000 is guaranteed by a shareholder (and is also a member of the board of directors) with Citibank NA payable on March 31, 2008.  On December 27, 2007, the Line of Credit was extended to December 31, 2008.  As of June 30, 2008, the outstanding balance was $600,000 and accrued interest of $8,433.  The term of the promissory note is at a rate referred to as the lender’s base rate plus .5%.  The rate of interest for June 30, 2008 was 5.50%.

10.           STOCK ISSUED IN LIEU OF MANAGEMENT FEE

Vemics had defaulted on an agreement to pay Valiant Holdings Company $30,000 in total consulting fees that were to be paid monthly at $2,000 beginning April 1, 2007 until they were fully paid.  Because of this default, a settlement was agreed to in which Vemics issued 350,000 shares of stock in lieu of paying the $30,000 in fees.

11.           RENT

The Company has a three-year office lease terminating on March 31, 2009 located in Austin, TX resulting from the acquisition of NuScribe, Inc.  The Company has paid total rent expenses of $51,916 and $48,163 for the years ended June 30, 2008 and 2007, respectively.

Related Party Transactions

Total rent expense paid to various related parties for the years ended June 30, 2008 and 2007 were $-0- and $4,796, respectively.

Future minimum lease payments under the office lease agreement are:

	6/30/2008	6/30/2007
2008	$-0-	$40,606
2009	30,913	30,913

Total	$30,913	$71,519

12.           DEEMED COMMON STOCK DIVIDEND

During the years ended June 30, 2008 and 2007, the Company issued 1,423,333 and 2,217,467 common stocks warrants, respectively, in connection with the sale of its common stock.  The warrants were fair valued at their respective grant dates using Black Scholes Model and as a result were shown as a deemed dividend in effect as a reduction to the net income (loss) and as an addition to Additional Paid In Capital.   The deemed dividends for the years ended June 30, 2008 and 2007 were $48,798 and $664,875, respectively.  For the years preceding June 30, 2007, there were a total of 4,154,619 common stocks warrants issued in connection with the sale of its common stock.  Using the Black Scholes Model for these previously issued warrants, it was determined that the values are zero.

13.           INCOME TAXES

	6/30/2008	6/30/2007
Taxes on income include provision (benefits) for:
Federal income taxes	$-0-	$-0-
State and local income taxes	$-0-	$-0-
Total	$-0-	$-0-

Taxes on income are comprised of:
Current	$-0-	$-0-
Deferred	$-0-	$-0-
Total	$-0-	$-0-

The Company did not have a current or deferred provision for income taxes for the period from inception July 21, 2001 to December 31, 2003.  Deferred tax assets comprise the following at June 30, 2008, June 30, 2007 and June 30, 2006.  At June 30, 2008, June 30, 2007, and June 30, 2006 the Company had net operating loss (NOL) carry forwards of approximately $13,106,000, $9,020,000 and $4,728,000, respectively.  Utilization of NOL carry forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

	6/30/2008	6/30/2007	6/30/2006
Deferred Income Tax Assets	$3,489,000	$2,402,000	$1,259,000
Valuation allowance	(3,489,000)	(2,402,000)	(1,259,000)
Net Deferred Tax Asset	$-0-	$-0-	$-0-

14.           2007 EQUITY COMPENSATION PLAN

Effective June 6, 2007, Vemics 2007 Equity Compensation Plan authorized 6,300,000 shares to be available toprovide designated employees of the Company and its parents and subsidiaries, certain consultants and advisors who perform services for the Company or its parents or subsidiaries, and non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options,nonqualified stock options and stock awards.

The Company believes that the Plan will reward participants for past services to the Company and encourage participants to contribute to the growth of the Company, therebybenefitting the Company’s shareholders, and will align the economic interests of the participants with those of the shareholders.

As of June 30, 2008, no shares have been issued.

On July 29, 2008, the Company’s Board of Directors approved an amendment of the Equity Plan to increase the number of shares of Common Stock underlying the Equity Plan from 6,300,000 to 17,000,000.

15.           ACQUISITIONS

On October 16, 2006, the Company acquired all of the shares of NuScribe™, Inc.  The transaction is valued at $9 million in an all-stock transaction with Vemics’ stock valued at $.90 per share (issued 10 million shares valued at $.90 per share, per the market price).  The value of $9 million was assigned to Technology and Medical Software.  NuScribe™, Inc. is a developer of voice recognition software applications and web-based productivity tools for the medical, pharmaceutical and healthcare industries.

The initial interest in NuScribe was the potential for combining our LiveAccess software with their NuScribe SMR software.  After several discussions based on this alone, the concept of iMedicor was presented to us.

We immediately saw the long-term value of this product and the potential for rapid growth and new revenue streams based on the successful implementation of the iMedicor portal, and this became the primary reason for our continued pursuit of the acquisition.

The purchase price reflects our valuation of the concept of iMedicor, based on our own intuitions as well as those of our Board of Directors and certain other related parties with knowledge of the healthcare industry.

On February 15, 2007, Vemics acquired certain assets and liabilities of e-Learning Desktop Inc. (ELD) a technology Company based in British Columbia, Canada that has developed a learning platform that provides a safe, technology-based shortcut to a western education via an online virtual classroom for students worldwide.

The transaction was valued at $681,673 including assumption of liabilities of $259,450 and 1,111,112 shares of our Common Stock valued at $.38 (per the market price on date of acquisition), which resulted in recorded goodwill of $681,673.

16.a         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2007

The consolidated financial statements and related notes to consolidated financial statements include the results of these acquired entities from their respective dates of acquisition.  In addition, per the respective columns designating the acquired companies reflects the operating activity from July 1, 2006 up to the date of their acquisition.

Lastly, we have provided additional applicable disclosures required by paragraph 55 of SFAS 141 such as there were no further adjustments necessary to get the books and records of the acquisitions to comply with the significant accounting policies of the Company.

			e-Learning	Pro-forma
	Vemics	NuScribe	Desktop	Combined
Revenues	$941,756	$106,618	$-0-	$1,048,374
Expenses	5,876,125	216,185	85,462	6,177,772

Profit (loss) before income tax expense	(4,934,369)	(109,567)	(85,462)	(5,129,398)

Income tax expense	-0-	-0-	-0-	-0-

Net profit (loss)	$(4,934,369)	$(109,567)	$(85,462)	$(5,129,398)

Loss per common share	$(0.13)	$(0.00)	$(0.00)	$(0.14)

Weighted average number of shares outstanding	37,008,998	28,942,314	31,963,702	37,008,998

17.           LEGAL CONTINGENCIES

In the normal course of business, the Company is involved in lawsuits and claims.  While the amounts claimed could be material, the ultimate liability cannot now be determined because of the considerable uncertainties that exist.  Therefore, it is possible that results of operations or liquidity in a particular period could be affected by certain contingencies.  However, based on facts currently available including the insurance coverage that the Company has in place; management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company’s financial position.

18.           SEGMENT REPORTING – UNAUDITED

The Company has two reportable segments Education and Healthcare services as of October 16, 2006 as a result of the acquisition of NuScribe, Inc.  The Company’s reportable segments are strategic business units that offer different services.  The accounting policies of the segments are the same as those described in the summary of accounting policies.  Financial information by industry segments is summarized below:

	6/30/2008	6/30/2007
Revenues:
Education	$465,624	$528,789
Healthcare	123,067	412,967
Total Revenues	588,691	941,756
Cost of Revenues:
Education	167,493	255,071
Healthcare	16,274	144,196
Total Cost of Revenues	183,767	399,267
Gross Profit:
Education	298,131	273,718
Healthcare	106,794	268,771
Total Gross Profit	$404,924	$542,488

Segment Assets:
Education	$797,643	$1,024,309
Healthcare	8,039,843	9,105,709
Total Reportable Segments	8,837,486	10,130,018
Corporate and others	212,566	505,668
Consolidated Assets	$9,050,052	$10,635,686

19.          LEGAL SETTLEMENT (unaudited)

On August 21, 2007, the Company entered into a Confidential Settlement Agreement and Mutual Releases to resolve various legal proceedings relating to a license agreement evolving from the Company’s license of software from an unrelated party.

20.           EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

The Company and Mr. Fred Zolla, its Chief Executive Officer and Chairman of the Board, entered into a three-year employment agreement effective as of October 1, 2004, pursuant to which Mr. Zolla was paid an annual salary (based on a calendar year) of $70,000 in 2005, $130,000 in 2006 and $168,000 for 2007.  The Agreement provides for 18 months of severance in the event of termination without cause.  Mr. Zolla's initial agreement expired on December 31, 2007 and was renewed for a period of 2 years and will now expire on December 1, 2009.

On October 1, 2004, the Company entered into an employment agreement with Brian Howell pursuant to which Mr. Howell as our Chief Technology Officer.  The agreement had an initial term of three years ending n December 2007, but was recently renewed until December 31, 2009.  Mr. Howell was paid an annual salary of $93,000 in 2005, $107,000 in 2006 and $134,400 for 2007.  Mr. Howell may terminate the agreement for any reason on 90 days written notice to the Company or by the Company immediately for cause.  In the event of a termination by us for any reason other than cause, the Company is to pay Mr. Howell an amount equal to 12 months' salary.

On March 10, 2008, the Company entered into an employment agreement with Craig Stout pursuant to which Mr. Stout as our Chief Operating Officer.  The agreement has an initial term of three years, commencing on April 1, 2008 and ending in March 2011.  Mr. Stout will be paid an annual salary of $120,000.  The annual salary amount will increase to $156,000 on any single funding event to the Company of funds in excess of $5 million.  Mr. Stout may terminate the agreement for any reason on 90 days written notice to the Company or by the Company immediately for cause.  In the event of a termination by the Company for any reason other than cause, the Company is to pay Mr. Stout an amount equal to 12 months salary.  Until the commencement date of the agreement, Mr. Stout intends to remain as a consultant to the Company acting in the role of Chief Operating Officer.

On October 1, 2004, the Company entered into an employment agreement with Richard L. Marciniak pursuant to which Mr. Marciniak served as its Vice President Business Development and pursuant to which he was paid an annual salary of $93,000 in 2005, $107,000 in 2006 and $134,400 for 2007.  Mr. Marciniak resigned from the Company's employment in June 2007; however, he remained under contract to Vemics until December 2007 and remains active in a consultancy relationship.  He continued to receive his semi-monthly salary through December 31, 2007.

21.           PRIOR PERIOD ADJUSTMENT

During the year ended June 30, 2008, a prior period adjustment related to accrued expenses in the year ended June 30, 2007 was recorded, which has decreased net loss and accumulated deficit by approximately $164,000.

22.           SUBSEQUENT EVENTS

ASSET PURCHASE AGREEMENT – ClearLobby

On September 12, 2008, Vemics, Inc. entered into a Limited Asset Purchase Agreement with ClearLobby, Inc., a Delaware corporation, pursuant to which Vemics agreed to purchase trademarks, software, license agreements and other assets related to ClearLobby's pharmaceutical communications platform technology. The ClearLobby technology will lead to an online service designed to change the dynamic between physicians and pharmaceutical companies by placing control of the relationship firmly in the hands of the physician.

In consideration for the assets purchased under the Limited Asset Purchase Agreement, the Company paid $250,000, consisting of $10,000 in cash and $240,000 in the form of an unsecured promissory note, and 20,000 shares of restricted common stock of the Company.  The Promissory Note bears no interest and is and is payable in twelve monthly installments of $20,000 beginning on January 31, 2009 and each succeeding month-end thereafter until the Promissory Note is paid in full on December 30, 2009.

AMENDED 2007 EQUITY COMPENSATION PLAN

On July 29, 2008, the Company's Board of Directors approved an amendment of the Equity Plan to increase the number of shares of common stock, par value $0.001 per share, underlying the Equity Plan from 6,300,000 to 17,000,000.

22.           SUBSEQUENT EVENTS

STOCK OPTION AWARDS UNDER THE EQUITY PLAN

On August 14, 2008, the Company granted stock options to purchase up to 16,469,467 shares of the Company’s Common Stock to employees, directors and service providers, each with an exercise price of $0.07 per share, the previous day’s closing price of the Common Stock on the Pink Sheets, as provided in the Equity Plan.  Of the options granted, options to purchase 9,300,000 shares of the Common Stock were granted to the Company’s executive officers and directors as follows:

Name	Position	Number of Shares
Fred Zolla	CEO & Chairman	3,250,000
Tom Dorsett	President – Healthcare Solutions	2,250,000
Brian Howell	Chief Technology Officer	1,750,000
Craig Stout	Interim CFO & COO	1,250,000
Chan Coddington	Director	800,000

On August 20, 2008, upon further reflection and in an attempt to preserve shareholder equity, these five officers and directors have voluntarily and unanimously declined the receipt of these option awards presently (see table above).  The Company may in the future determine to re-offer such stock options upon approval of our Board of Directors.  Accordingly, these 9,300,000 shares will remain unissued under the Equity Plan presently.

EXPANDED THE BOARD OF DIRECTORS

On July 28, 2008, the Board of Directors of Vemics expanded the size of the Board from four to five directors, in accordance with our Amended and Restated Articles of Incorporation and our Bylaws.  Contemporaneously, the Board appointed, effective as of the execution of the Subscription Agreement, Dr. James H. Desnick, manager and member of RVP, to fill the vacancy created by the increase to our Board.  This appointment became effective on July 29, 2008.

ISSUE OF COMMON STOCK FOR $1,700,000 RAISED

On July 29, 2008, Vemics, Inc., entered into a subscription agreement with Ravine Valley Partners, LLC, an Illinois limited liability company ("RVP"), for the purchase of 13,333,333 shares of the Company's common stock, par value $0.001 per share, at a purchase price of $0.12 per share and for the purchase of warrants to purchase 4,000,000 shares of the Common Stock at an exercise price of $0.04 per share.  The total aggregate investment by RVP was $1,600,000.

In addition, if a prospective institutional investor introduced by RVP consummates an investment of $10 million or more in Vemics during the twelve months following the date of the Subscription Agreement, the Company agrees to issue an additional five-year warrant to purchase 2,100,000 shares of Common Stock with an exercise price of $0.04 per share.

Vemics raised an additional $100,000 for the purchase of 833,333 shares of common stock, par value $0.001 per share, at a purchase price of $0.12 per share and for the purchase of warrants to purchase 166,667 shares of the Common Stock at an exercise price of $0.24 per share.

OTHER

The Company applied the Certificate of Deposit of $200,000 held at Somerset Bank (originally held as collateral to the note payable) against $200,000 of note payable owed to Somerset Bank.  The amount owed at June 30, 2008 was $299,980.  The amount owed Somerset Bank now is approximately $87,000.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008.

Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Notwithstanding the forgoing, management has identified material weaknesses with regards to internal controls over financial reporting with respect to accurately and timely recording transactions.  Without adequately designed procedures in place, we had we had material weaknesses in our internal control over financial reporting related to:

•	lack of adequate accounting experience with personnel tasked with recording financial transactions;
•	lack of timely and accurate posting of accounts payable and accounts receivable entries to accounting system;
•	inadequate communication between the chief executive officer and chief financial officer with regards to contractual obligations and receivables;
•	inaccurate recording of company contracts and related deferral of income;
•	inaccurate amortization of company assets; and
•	inaccurate recording of payroll and related tax liabilities.

These material weaknesses were discovered during the audit of our financial statements for the year ended June 30, 2008.  Accordingly, we had an opportunity to prepare corrections to our financial statements for  the year ended June 30, 2008.  As a result, we do not believe these weaknesses have impacted our financial statements for the period presented.

(c)  Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the company plans to take steps to rectify these material weaknesses in the future which includes in part, hiring new accounting personnel, scheduling meetings between the chief executive officer and chief financial officer to discuss and record contract obligations and receivables correctly, weekly reviews of accounts payable and accounts receivable by the chief financial officer with the new accounting personnel, preparations of amortization schedules for company assets and preparation of interest accruals for company loans.  While all of the our material weaknesses have not been remediated to date, we believe that all weaknesses identified will be remediated by the next reporting period.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item with respect to directors of the Company will be contained in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the Company’s 2008 fiscal year end and is incorporated herein by reference.

Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2008 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2008 fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2008 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company’s 2008 fiscal year.

PART IV

Item 15.  Exhibits, Financial Statements Schedules

2.1	Share Exchange Agreement by and between Vemics, Inc. a Delaware corporation, and OMII, Inc., a Nevada corporation*

3.1	Articles of Incorporation*

3.2	Amended and Restated Articles of Incorporation of Vemics, Inc. filed on April 15, 2008*

3.3	Bylaws*

10.1	Stock Purchase Agreement, dated October 16, 2006, by and among the Company and the stockholders of NuScribe, Inc., a Delaware corporation*

10.2	Asset Purchase Agreement, dated January 25, 2007, by and between the Company and e-Learning Desktop, Inc.*

10.3	Secured Convertible Promissory Note Bridge Funding dated December 2, 2005, by and between the Company and Valiant Holding Co., for $445,000.*

10.4	Vemics, Inc. 2007 Equity Compensation Plan*

10.5	Employment Agreement dated as of October 1, 2004 July 17, 2006 by and between Fred Zolla and Vemics, Inc.*

10.6	Employment Agreement dated as of October 1, 2004, by and between Brian Howell and Vemics, Inc.*

10.7	Employment Agreement dated as of October 1, 2004, by and between Richard L. Marciniak and Vemics, Inc.*

10.8	Employment Agreement dated as of April 1, 2008, by and between Craig Stout and Vemics, Inc.*

10.9	Agreement by and between Vemics, Inc. and EP Global Communications, Inc. entered into as of November 3, 2005.*

10.10	Lease Agreement between Cheryl Ogle, as lessor, and NuScribe, LP as lessee, entered into March 10, 2006 for the premises located at 3600 Bee Cave Road, Austin, Texas.*

10.11	Agreement by and between University of Miami Division of Continuing and International Education and Vemics, Inc. entered into as of December 12, 2006.*

10.12	Sprint PCS Advantage Agreement for Business with Vemics, Inc. dated as of May 10, 2007.*

10.13	Agreement by and between Thomas Jefferson University and Vemics, Inc. entered into as of May 25, 2007.*

10.14	Service Agreement by and between eRx Network, LLC and Vemics, Inc. entered into as of November 30, 2007.*

10.15	Agreement by and between the Association of Black Cardiologists, Inc. and Vemics, Inc., entered into as of May 15, 2007.*

10.16	Agreement by and between the American Society of Hypertension, Inc. and Vemics, Inc., entered into as of November 29, 2007.*

10.17	Agreement by and between the Pulmonary Hypertension Association, Inc. and Vemics, Inc., entered into as of June 28, 2007.*

10.18	Agreement by and between the Hypertrophic Cardiomyopic Association, Inc. and Vemics, Inc., entered into as of June 15, 2007.*

10.19	Consent to the Amendment of the Termination Date by and between EP Global Communications, Inc. and Vemics, Inc. effective as of March 4, 2008.*

10.20	Microsoft HealthVault Solution Provider Agreement by and between Microsoft Corporation and Vemics, Inc. effective February 15, 2008.*

10.21	Volume Purchase Agreement by and between Dell Marketing, L.P. and Vemics, Inc. effective as of February 19, 2008.*

10.22	Service Agreement with eRx Network effective November 30, 2007.

10.23	Service Agreement with Medlink effective, as of December 27, 2007.

10.24	Letter Agreement with Aegis Capital Corp. regarding placement of Units in the Private Offering dated July 9, 2008.

10.25	Contract for Services with the State of Pennsylvania dated July 1, 2007.

10.26	Limited Asset Purchase Agreement with ClearLobby, Inc. entered in on September 12, 2008.**

21.1	Subsidiaries*

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

*    Incorporated by reference to exhibits of Registrant’s Form 10 filed on May 13, 2008.
** Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on September 18, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date
/s/ Fred Zolla	President and Chief Executive Officer,	October 12, 2008
Fred Zolla	(Principal Executive Officer)

/s/ Craig Stout	Chief Operating Officer and	October 12, 2008
Craig Stout	Interim Chief Financial Officer

/s/ Brian Howell	Chief Technology Officer	October 12, 2008
Brian Howell

/s/ F. Chandler Coddington, Jr.	Director	October 12, 2008
F. Chandler Coddington, Jr.

/s/ Larry Shemen	Director	October 13, 2008
Larry Shemen, MD

/s/ Brian Groh	Director	October 12, 2008
Brian Groh