Form 10-K/A
period 2008-06-30
Vemics, Inc.
filed 2008-10-28
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended June 30, 2008

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

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

The number of shares outstanding of the Registrant's common stock as of September 29, 2008: 81,656,418

EXPLANATORY NOTES

Vemics, Inc. is filing this Amendment No. 1, or the Amended Report, to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission (the “SEC”), on October 14, 2008 (the “Original Report”), in order to add certain information required by Part III of Form 10-K.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report.  Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

All references to the “Company, “we,” “us,” or “our” mean Vemics, Inc.

*****

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages, titles, principal occupation and certain biographical information as of September 29, 2008, concerning the Company’s directors and executive officers.  All of the Company’s officers have been appointed by and serve at the discretion of the Board.

NAME	AGE	POSITION
Fred Zolla	58	CEO & Chairman
Craig Stout	41	Chief Operating Officer/Interim Chief Financial Officer
Tom Dorsett	34	President
Brian Howell	47	Chief Technology Officer
F. Chandler Coddington, Jr.	76	Director
Larry Shemen	53	Director
Brian Groh	50	Director

Fred Zolla, CEO and Chairman.  Mr. Zolla has served as our Chief Executive Officer and Chairman of the Board of Vemics since the date of our acquisition of Vemics-Delaware in November 2005.  Further, Mr. Zolla served as the CEO and Chairman of Vemics-Delaware since its inception on July 17, 2001.  Before founding Vemics-Delaware, Mr. Zolla served as the Chief Operating Officer of Educational Video Conferencing, Inc., a publicly traded company in the technology and distance learning fields from April 1999 to June 2001.  From January 1990 to February 1999, Mr. Zolla was the President of Distance Learning Associates, the first content aggregator in the K-12 and corporate distributed learning space in the U.S.  In 1996, he served on the White House Committee for technology in education chaired by then vice-president Al Gore.  Mr. Zolla has taught and lectured in England, France, Italy, Spain, Korea and throughout the U.S. on the “Integration of distance learning resources and technology in the classroom and workplace.”  Mr. Zolla served as chairman of the board of the New York Film Festival, non-broadcast division from 1992 through 1995 and remains an active board member.  Mr. Zolla has been married to Michelle, the original co-founder of Vemics, since 1969, they have two daughters and four grandchildren all of who live in Rockland County, New York.

Craig Stout, Chief Operating Officer and Interim Chief Financial Officer.  Mr. Stout has been our Chief Operating Officer since the date of our acquisition of Vemics-Delaware in November 2005 and has served as Interim Chief Financial Officer since June 30, 2008.  Mr. Stout has 20 years of operational and corporate finance experience across multiple industries.  Before joining Vemics, Mr. Stout consulted to the international reinsurance firm, Renaissance Reinsurance in Hamilton, Bermuda working on operation projects including assisting in managing the conversion to Sarbanes Oxley compliance.  In addition, from 2000 to 2005, Mr. Stout worked on a consulting basis to approximately 35 companies in connection with the acceleration and management of their growth through strategic acquisitions, restructuring and refinancing.  From 1989 to 1991, Mr. Stout was employed by Elders IXL in London as part of the strategic business development group where he was part of the European acquisition team that identified businesses of strategic value to Elders interests, initiated acquisitions and developed the execution plans focused on integrating these new businesses into the Elders corporate structure.

Tom Dorsett, President.  Mr. Dorsett joined Vemics in October 2006 and brings 10 years of experience in the healthcare IT market.  He was co-founder of NuScribe, a privately held medical software company acquired by Vemics in November 2006, where he served as Chief Executive Officer from January 2002 to October 2006.  Before NuScribe, Mr. Dorsett founded and operated Channel Management Software from 1996 to 2002, a reseller of medical voice recognition and electronic medical records applications.  He served as sales manager for MD Productivity, a manufacturer of voice recognition driven healthcare documentation applications and he was Chief Executive Officer and founder of Industryworks Software, a manufacturer of management applications for the transportation and insurance industries.

Brian Howell, Chief Technology Officer.  Mr. Howell has served as our Chief Technology Officer since the date of our acquisition of Vemics-Delaware in November 2005.  He served in the same capacity for Vemics-Delaware since 2003.  He brings more than 20 years of video, voice, data and network technology experience.  Before joining Vemics, from 2001 to 2002 he was Senior Manager for Video Systems and Solutions at Cetacean Networks where he worked on applying real-time routing technologies to the Internet.  From 1984 to 2001, Mr. Howell was a member of the start-up team at PictureTel Corporation (now Polycom).  During his 16 years at that company, he was a key member of the team that brought about advances in the marketplace including development of the first integrated Rollabout Videoconferencing System, MCU and PC-based videophone.  Mr. Howell also managed the “Living Lab” working on future technologies and is named on three patents with PictureTel and Polycom.

F. Chandler Coddington, Jr., Director.  Mr. Coddington has served as a director of Vemics since the date of our acquisition of Vemics-Delaware in November 2005 and served as a director of Vemics-Delaware since 2002.  Mr. Coddington has 46 years of experience in the insurance and retail/agency brokerage business and has served in several chair posts, including Travelers, St. Paul, Cigna, Connecticut General Life Insurance Company.  He is active in many local non-profit endeavors, including United Way, Overlook Hospital, Chamber of Commerce and the YMCA.

Larry Shemen, MD, Director.  Dr.  Shemen has served as a director of Vemics since the date of our acquisition of Vemics-Delaware in November 2005 and served as a director of Vemics-Delaware since June 2006.  Dr. Shemen is a practicing physician and currently operates his medical practice from his Manhattan location and in Queens, New York.  He is a Surgical Attending - Manhattan Eye Ear and Throat Hospital, St. Vincent's Hospital, New York Hospital Queens, Beth Israel Medical Center, Hackensack Medical Center, Catholic Medical Center, Lenox Hill Hospital, New York Eye and Ear Infirmary.  Dr. Shemen served as Chief Resident of St. Michael's Hospital and The Wellesley Hospital and was Chief Fellow, Head and Neck Surgery Memorial Sloan-Kettering Cancer Center.  Dr. Shemen currently serves on the Editorial Board for Otolaryngology- Head and Neck Surgery; is a Diplomat of the National Board of Medical Examiners; is a Licencate of the Medical Council of Canada, licensed as general practitioner with the College of Physicians and Surgeons of Ontario, is a Licencate State of California Board of Medical Quality Assurance as Physician and Surgeon and Licencate with the State of New York and New Jersey.  Dr. Shemen is a member of American Medical Association, Canadian Otolaryngological Society, American Academy of Otolaryngology, Head and Neck Surgery, American Academy of Facial Plastic and Reconstructive Surgery, New York Society of Head and Neck Surgeons, Society of Head and Neck Surgeons, Academy of Oral Medicine, American College of Surgeons, American Society for Head and Neck Surgery, American Rhinologic Society.

Brian Groh, Director.  Mr. Groh has served as a director of Vemics since September 2006.  Mr. Groh is currently a Managing Director with Blackwater Capital and has served in that capacity since May 2007.  In 1996, Mr. Groh founded and became President and CEO of Xplore Technologies trading on the Toronto Stock Exchange and recognized as a global leader in the engineering, development, integration and marketing of rugged mobile wireless pen-based computing systems.  After leaving Xplore in 2005 through spring 2007, Mr. Groh worked as an independent consultant to Valt.X Inc, Aerius, Vemics, Screen Innovations and Wistron Corporation.  Mr. Groh worked as a consultant to these   early stage technology companies   assisting them in   raising funds, with marketing, and consulting with respect to a number of mergers and acquisitions.  Previously, Mr. Groh was one of Bell Mobility and Motorola’s first cellular dealers in Canada and became one of owners of the first Bell Cellular Mobility Centers in Canada.  In 1986, he founded Telular Canada.

Dr. James H. Desnick.  Dr. Desnick has served as a director from July 29, 2008 to October 24, 2008.  Dr. Desnick serves as a director of Zenith Medical Systems, LLC, MJ Investments and Cardiac Imaging Centers of America, LLC.  Dr. Desnick began his career in private practice in late 1979 and subsequently founded Medical Management of America, Inc., a publicly traded company that Desnick took private in the early 1990's at which time he opened the Desnick Eye Centers.  Dr. Desnick’s Eye Centers pioneered major advancements in the field of ophthalmology, such as developing the no-stitch cataract procedure and establishing cataract surgery as an outpatient procedure are only and providing courtesy transportation services to patients is an extra level of care.  Along with the Desnick Eye Centers, Dr. Desnick was the Chairman and C.E.O. of Doctors Hospital Hyde Park on Chicago's south side for nearly eight years.  Dr. Desnick was also founder and chairman of a pharmaceutical company, Fast Rx, based in Miami, Florida in the late 1990's.  In 2005, Dr. Desnick opened Heart Scan of Chicago, a 5-star private CT imaging center that provides advanced, non-invasive cardiac technology available for heart disease diagnosis that provides a non-invasive means to a complete view of the heart and surrounding arteries and vessels in approximately ten minutes.

On October 24, 2008, Dr. James H. Desnick voluntarily resigned from our Board of Directors for personal reasons.  However, as managing member of Ravine Valley, LLC, Dr. Desnick intends to remain involved in the Company, which would include, in part, advising the Company and the Board of Directors as needed on various business and operational matters.

Code of Ethics

As a result of the Company's limited operations over the past couple of years, the Company has not adopted a code of ethics as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934.  The Company expects to adopt a code of ethics within the next twelve months.

Item 11.  Executive Compensation

The following table sets forth annual compensation paid to our named executive officers for the fiscal year ended June 30, 2007 and for the year ended June 30, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)		Bonus ($)	Stock Awards ($) (2)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Zolla, CEO & Chairman (3) (5)	2008 2007	$ $	120,000 162,000	- -	$	- 114,750	- -	- -	- -	- -	$ $	120,000 276,750
Craig Stout, Chief Operating Officer/ Interim Chief Financial Officer (4) (5)	2008 2007	$ $	100,800 116,500	- -	$	- 148,500	- -	- -	- -	- -	$ $	100,800 265,000
Tom Dorsett, President (5)	2008 2007	$ $	93,000 78,000	- -		- -	- -	- -	- -	- -	$ $	93,000 78,000
Brian Howell, Chief Technology Officer (5)	2008 2007	$ $	81,600 129,600	- -		- -	- -	- -	- -	- -	$ $	81,600 129,600

(1)  On December 15, 2007, the Company’s executive management began voluntarily deferring portions of their salaries along with the majority of the workforce to conserve available cash.  The compensation table above does not reflect the deferred amounts through June 30, 2008.  As of June 30, 2008, Mr. Zolla was owed an additional $30,000 in deferred salary, Mr. Stout was owed and additional $19,200 in deferred salary, Mr. Dorsett was owed an additional $13,000 in deferred salary and Mr. Howell was owed an additional $18,400 in deferred salary.  As of the date of this filing all executive officers and employees have been paid all deferred amounts.

(2) The value of shares of Vemics’ common stock (“Common Stock”) issued to employees for prior services and bonuses were based on the closing notice of our Common Stock on the date of issuance as reported on the Pink Sheets, multiplied by a discount factor of 46% based on the restricted nature of the shares and limited liability.

(3) On June 6, 2007, Mr. Zolla was awarded 450,000 shares of Common Stock by the Board of Directors for prior services and 400,000 shares of Common Stock as a bonus for his activities in connection with financing and acquisition transactions for the Company.

(4) On June 6, 2007, Mr. Stout was awarded 450,000 shares of Common Stock by the Board of Directors for prior services and 650,000 shares of Common Stock for his activities in connection with financing and acquisition transactions for the Company.

(5) On August 14, 2008, the Company granted stock options under the Vemics, Inc. 2007 Equity Compensation Plan (the “Equity Plan”), to purchase 9,300,000 shares of the Common Stock to these four executive officers along with one member of the board of directors.  Upon further reflection in an attempt to preserve shareholder equity, these officers and the one director voluntarily decided to reject these grants at this time.

Employment Agreements with Executive Officers

The Company and Mr. Fred Zolla, its Chief Executive Officer and Chairman of the Board, entered into a three-year employment agreement effective as of October 1, 2004, pursuant to which Mr. Zolla was paid an annual salary (based on a calendar year) of $70,000 in 2005, $130,000 in 2006 and $168,000 for 2007.  Mr. Zolla may terminate the agreement for any reason on 90-days written notice to the Company or by the Company immediately for cause.  The Agreement provides for 18 months of severance in the event of termination without cause.  Mr. Zolla's initial agreement expired on December 31, 2007; however, this agreement was renewed for two years and is due to expire on December 1, 2009.

In addition, effective as of October 1, 2004, the Company and Brian Howell, its Chief Technology Officer, entered into a three-year employment agreement pursuant to which Mr. Howell was paid an annual salary of $93,000 in 2005, $107,000 in 2006 and $134,400 for 2007.  Mr. Howell may terminate the agreement for any reason on 90-days written notice to the Company or by the Company immediately for cause.  In the event of a termination by us for any reason other than cause, the Company is to pay Mr. Howell an amount equal to 12 months' salary.  Mr. Howell's initial agreement expired on December 31, 2007; however, this agreement was renewed for two years and is due to expire on December 1, 2009.

On March 10, 2008, the Company entered into an employment agreement with Craig Stout pursuant to which Mr. Stout will serve as our Chief Operating Officer at an initial term of three years.  This agreement commenced April 1, 2008 and terminates on March 31, 2011.  The agreement provides for an annual salary of $120,000, which amount would increase to $156,000 if the Company raises in excess of $5,000,000 in equity.  Mr. Stout may terminate the agreement for any reason on 90-days written notice to the Company or by the Company immediately for cause.  In the event of a termination by us for any reason other than cause, the Company is to pay Mr. Stout an amount equal to 12 months' salary.

On October 12, 2006, as part of the acquisition of NuScribe, the Company entered into an agreement with Tom Dorsett the former CEO of NuScribe.  Mr. Dorsett currently serves as President of the Company.  The agreement has an initial term of two years, commencing on October 12, 2006 and ending on October 12, 2008, which has automatically renewed for an additional two-year term through October 12, 2010.  This agreement provided for an annual salary of $80,000, which was increased to $120,000 upon a funding event to the Company in excess of $1,000,000 earlier in 2008.  Mr. Dorsett may terminate the agreement for any reason on 90-days written notice to the Company or by the Company immediately for cause.

Equity Incentive Plan

The Company adopted the Vemics, Inc. 2007 Equity Compensation Plan, which was approved by our stockholders on June 6, 2007 (the “Equity Plan”), to provide employees, non-employee directors, consultants and advisors with the opportunity to receive grants of stock options and stock awards.  The purpose of the Equity Plan is to give participants an ownership interest in our Company, and to create an incentive to contribute to our economic success.  The Equity Plan authorizes the issuance of incentive stock options, nonqualified stock options and other stock based awards to employees, non-employee directors, consultants and advisors.  There are 17,000,000 shares of Common Stock authorized under the Equity Plan.  As of June 30, 2008, no options to purchase shares of Common Stock or other awards have been granted under the Equity Plan.

As of September 30, 2008, the Company has issued options to purchase 5,607,801 shares of Vemics Common Stock to non-executive officers employees, former employees and consultants of the company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of September 29, 2008, certain information with respect to the beneficial ownership of the Common Stock by: (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group.

Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.  Applicable percentage of ownership is based on 81,656,418 shares of our Common Stock outstanding on September 29, 2008.

In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options and/or warrants currently exercisable, or exercisable within 60 days of September 29, 2008, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1) (2)	Amount of Beneficial Ownership	Percent of Outstanding Shares
F. Chandler Coddington, Jr. (3)	25,746,795	30.99%
Ronald Bornhuetter (4)	4,920,000	5.92%
Tom Dorsett	3,767,077	4.53%
Fred Zolla & Michelle F. Zolla (5)	4,238,283	5.10%
Ravine Valley LLC (6)	17,333,333	20.86%
James H. Desnick, M.D (6) (7)	17,333,333	20.86%
Brian Howell	1,294,572	1.56%
Brian Groh	786,538	*
Dr. Larry Shemen (8)	1,074,299	*
Craig Stout	1,100,000	1.32%
All officers and directors as a group (9 persons) (9)	59,905,898	58.48%

* less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2)	The address of each of the executive officers and directors is care of Vemics, Inc., 523 Avalon Gardens Drive, Nanuet, NY 10954.

(3)
Includes 2,896,140 shares of Common Stock that may be acquired upon exercise of currently exercisable warrants.  Also includes 7,913,816 shares of Common Stock owned by trusts of which Mr. Coddington is trustee but not beneficiary.  Mr. Coddington has dispositive power over the shares owned by the trusts and is therefore considered to be beneficial owner of such shares, although he disclaims beneficial ownership thereof.

(4)	Includes 953,333 shares of Common Stock that may be acquired upon exercise of currently exercisable warrants.

(5)	Includes 588,500 shares of Common Stock that may be acquired upon exercise of currently exercisable warrants.

(6)	Includes 4,000,000 shares of Common Stock that may be acquired upon exercise of currently exercisable warrants.

(7)	Reflects 17,333,333 shares held in the name of Ravine Valley LLC, of which Dr. James H. Desnick is the managing member and owner of approximately 47% of the membership interests of Ravine Valley LLC.

(8)	Includes 205,000 shares of Common Stock that may be acquired upon exercise of currently exercisable warrants.

(9)	Includes 8,642,974 shares of Common Stock that may be acquired upon exercise of currently exercisable warrants.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Vemics entered into a consulting agreement with Brian Groh, a member of Vemics’ Board of Directors, on October 15, 2006, whereby Mr. Groh provided marketing services to Vemics for LiveAccess.  Mr. Groh's services were non-exclusive to Vemics and Mr. Groh was paid $5,000 per month for his services plus bonuses based upon the successful completion of each project in which Mr. Groh is involved.  From November 2006 through April 2007, Mr. Groh provided consulting services to Vemics in connection with various management-consulting topics including developing a strategy to raise equity or other types of financing and the integration of NuScribe Inc. into Vemics operations post acquisition.  On or about May 1, 2007, the consulting agreement was terminated by mutual agreement of the parties.

Vemics utilizes office space provided by some of its key employees and officers.  Vemics’ President and CEO, Fred H. Zolla provides Vemics’ principal office space located at 523 Avalon Gardens Drive, Nanuet, NY 10954.  Vemics pays approximately $4,500 per year to Mr. Zolla for the use of the office space he provides.  Vemics will continue to maintain this office for the near future.  Vemics website lists the home offices of the Company’s chief technology officer, Brian Howell, located at 247 Green St, Marblehead, MA 01945, and a consultant of the Company, John Walber, located at 403 Vernon Rd, Jenkintown, PA 19046.  The Company does not pay any compensation to Mr. Howell or Mr. Walber for the use of this additional office space.

F. Chandler Coddington has been member of our Board of Directors since 2002.  He is the largest individual investor in the Company, having invested $3,681,200 to date (or $3,733,254 when including accrued interest on convertible debt that was converted to equity).  He currently owns 13,699,237 shares of Common Stock and has the right to acquire 2,896,140 additional shares of Common Stock pursuant to currently exercisable warrants.  In addition, as of June 30, 2007 and December 31, 2007, we have outstanding short-term loans from Mr. Coddington totaling $11,716 and $487,024, respectively.

Mr. Coddington received 200,000 shares of Common Stock in exchange for consulting services he provided to the Company.  These services included financial advisory services, insurance advisory services and corporate governance, as well as for making introductions to potential clients and investors and other related business matters to the Company.

Mr. Coddington has also received 832,245 shares of Common Stock in exchange for providing personal guarantees on behalf of the Company for the following credit facilities:  Somerset Community Bank ($300,000 equipment credit line established on April 30, 2004); Valley National Bank ($115,000 credit line established on September 30, 2004); and Citibank ($600,000 credit line established in September 2007).  Mr. Coddington is the primary obligor on the foregoing credit facilities.  Accordingly, the Company issued a three-year promissory note to Mr. Coddington on June 30, 2008, in the amount of $1,400,914 with interest payable at 8%, which promissory note calls for $2,500 interest payments to Mr. Coddington commencing July 1, 2008.

In addition, on December 1, 2006, Mr. Coddington received 80,000 shares for his service to the Vemics-Delaware Board of Directors while Vemics was a private company from 2002 through 2005.  The Company’s methodology for calculating the fair value of his services involved multiplying the price of the Common Stock at the value that shares were being sold by the Company in private placements (before the Company’s shares were quoted on the Pink Sheets) or at the market closing price on the date of the transaction once the Company began trading on the Pink Sheets.

Between June 30, 2005 and February 28, 2008, Dr. Larry Shemen, a member of our Board of Directors, has invested $170,000 into the Company in exchange for shares of Common Stock.

Item 14.  Principal Accountant Fees and Services

Cost of Fees and Services

During fiscal years 2008 and 2007, the Company’s independent registered public accounting firm, Demetrius & Company L.L.C., rendered services to the Company for the following fees:

	2008	2007
Audit Fees	$72,000	$42,000
Audit-Related Fees(1)
Tax Fees(2)
All Other Fees(3)

Total	$72,000	42,000

(1)
Audit Fees consisted principally of audit work performed on the consolidated financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits for our financial statements included in our report on 10-Q and Form 10-K for the most recent fiscal quarter and year and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years, including the filing of our Registration Statement on Form 10.

(2)	The Company did not engage Demetrius & Company, LLC, for any Audit Related services.
(3)	The Company did not engage Demetrius & Company, LLC for any Tax services.
(4)	The Company did not engage Demetrius & Company, LLC for “other” services.

Audit Committee's Pre-Approval Practice

Inasmuch as the Company does not have an audit committee, its board of directors performs the functions of its audit committee.  Section 10A(i) of the Securities Exchange act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

PART IV

Item 15.  Exhibits, Financial Statements Schedules

10.1              Unsecured Promissory Note dated June 30, 2008, by and between the Company and Chandler Coddington for $1,400,914.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Fred Zolla	President and Chief Executive Officer,	October 28, 2008
Fred Zolla	(Principal Executive Officer)

/s/ Craig Stout	Chief Operating Officer and	October 28, 2008
Craig Stout	Interim Chief Financial Officer

/s/ Brian Howell	Chief Technology Officer	October 28, 2008
Brian Howell

/s/ F. Chandler Coddington, Jr.	Director	October 28, 2008
F. Chandler Coddington, Jr.

/s/ Larry Shemen	Director	October 28, 2008
Larry Shemen, MD

/s/ Brian Groh	Director	October 28, 2008
Brian Groh