Form 10-Q
period 2008-09-30
Vemics, Inc.
filed 2008-11-19
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

Commission file number: 000-52765

VEMICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Avalon Gardens Drive, Nanuet, New York 10954
(Address of principal executive offices) (Zip Code)

(845) 371-7380
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 81,656,418 outstanding shares of the issuer’s only class of common equity, Common Stock, $0.001 par value, on November 13, 2008.

VEMICS, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
ASSETS	unaudited	audited
		(as restated)
Current assets:
Cash and cash equivalents –– interest bearing	$195,594	$246,630
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $-0- at March 31, 2008 and June 30, 2007, respectively	52,444	153,843
Other Receivable	-	650,000
Advances	5,000	0
Total Current Assets	253,038	1,050,473
Property and equipment, net	52,461	109,043
Other Assets
Technology and Medical Software, net	7,892,148	9,150,530
Goodwill	681,673	681,673
	8,573,821	9,832,203
Total Assets	$8,879,320	$10,991,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable –– banks	$87,000	$299,980
Current maturity of capital lease obligations	-	834
Short-term notes payable	1,651,857	2,151,566
Accounts payable and accrued expenses	1,259,481	1,259,887
Deferred income	65,000	98,056
Total Current Liabilities	3,073,338	3,810,313
Capital long-term liabilities
Long-term notes payable	1,141,931	272,219
Total Liabilities	4,215,296	4,082,532
Stockholders’ Equity
Common stock,	83,093	50,609
Additional Paid in Capital	27,907,280	26,981,769
Less: Treasury stock, 368,407 shares at both September 30, 2008 and June 30, 2008	(508,195)	(508,195)
Accumulated deficit	(22,818,127)	(15,614,996)
Total Stockholders’ Equity	4,664,051	6,909,187
Total Liabilities and Stockholders’ Equity	$8,879,320	$10,991,719

See notes to financial statements.

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	September 30, 2008	September 30, 2007
	unaudited	(as restated)

Revenues:	$76,910	$166,717
Cost of Services	15,109	36,346
Gross Profit	61,801	130,371
Expenses:
Consulting, commissions and travel	128,068	530,023
Operational fees and expenses	166,822	235,985
Professional fees	80,543	84,553
Payroll and related taxes	270,431	277,462
Depreciation and amortization	494,354	14,376
Production, advertising, brochures and public relations	28,941	158,048
Total Expenses	1,169,159	1,300,447
Loss before other expenses	(1,107,358)	(1,170,076)
Other Income/(Expenses):
Interest income	4,048	552
Interest expense	(39,196)	(35,704)
Total Other Income/(Expenses)	(35,112)	(35,152)

Loss before extraordinary item	(1,142,470)	(1,205,228)

Extraordinary item – Litigation net of expenses and taxes	-	650,000

Net loss available to common stockholders	$(1,142,470)	$(555,228)

Net loss per share, basic and diluted, before extraordinary item	(0.01)	(0.02)
Net loss per share, basic and diluted, extraordinary item net	$-	$0.01
Net loss per share, to common stockholders	$(0.01)	$(0.01)
Weighted average number of shares, basic and diluted	78,745,373	50,609,453

See notes to financial statements.

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	September 30, 2008	September 30, 2007
	unaudited	(as restated)
Cash Flows From Operating Activities:
Receipts from customers	$23,087	$190,414
Payments to suppliers, salaries	(1,264,903)	(1,348,133)
Other income received		300,000
Interest received	4,084	562
Interest paid	(18,547)	(10,688)
Bad Debt Expense	-	(1,706)
Net Cash Used in Operating Activities	(1,256,279)	(869,551)

Cash Flows Used in Investing Activities:
Purchase of Technology and Medical Software	(340,000)	(52,321)
Purchase of fixed assets	(271)	(2,105)
Net Cash Used in Investing Activities	(340,271)	(54,426)

Cash Flows From Financing Activities:
Payments on capital lease obligations	-	(5,062)
Payments on notes payable	(212,980)	(179,989)
Short term loans proceeds	240,000	850,000
Short term loans paid	(147,442)	-
Sale of Common Stock	1,700,000	-
Net Cash Provided by Financing Activities	1,579,578	664,949

Net Increase/(Decrease) in Cash	(16,972)	(259,028)

Cash at the Beginning of Period	212,566	505,668

Cash at End of Period	$195,594	$246,640

Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net loss	$(1,142,470)	$(555,228)
Adjustments to reconcile net income/(loss) to net cash used by operating activities
Depreciation & Amortization	494,354	14,376
Changes in:
Trade receivables	4,667	74,979
Other receivables	-	(650,000)
Prepaid expenses	(5,000)	-
Accounts payable and accrued expenses	(569,989)	269,306
Accrued interest payable	20,649	16,788
Convertible Debentures accrued interest	-	11,500
Deferred income	(58,500)	(51,282)
Net Cash Used by Operating Activities	(1,256,279)	(869,651)

See notes to the financial statements.

VEMICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

September 30, 2008

1.           DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

We build portal-based, virtual work and learning environments primarily in healthcare and related industries that enable individuals and organizations of any size to communicate, collaborate, work and learn at a distance as if everyone were in the same office or room.  Currently, the focus of our efforts is on solutions for the healthcare industry, primarily through our iMedicor™ web-based portal.  Our hosted solutions eliminate the need for companies, medical practices and individuals to buy, integrate or maintain continually evolving collaborative technologies and provide a single point of access for online communication, collaboration and learning.

Our solutions combine the best in standards-based, productivity-enhancing tools with educational and informational content, adding real-time spontaneity, impact and face-to-face interactivity to meetings, presentations or learning sessions.  We provide customer and technical support to ensure our customers get the most out of their solutions.  Our technology teams have been creating on-line, leading edge solutions, centered on real-time communication, video, audio, data collaboration tools and content distribution technologies delivered through on-line portals.  The team has been at the forefront of bringing people and information together in ways that maximize time, reduces cost and eliminates distance.  Our solutions are fully hosted and managed and can be customized to fit specific needs.

The table below shows the sales percentages by division for the three-months ended September 30, 2008 and2007, respectively:

	2008	2007
Revenues:
Education	92%	56%
Healthcare	8%	44%
Total	100%	100%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2008.

As of September 30, 2008, there have been no material changes to any of the significant accounting policies described in our Form 10-K for the fiscal year ended June 30, 2008, except for the adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

2.           BACKGROUND OF THE COMPANY; PRINCIPLES OF CONSOLIDATION

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

3.           GOING CONCERN

From inception through June 30, 2005, we were a developmental stage company that devoted substantially all of our efforts to research and development of our technologies, acquisition of equipment and raising capital.  We have incurred operating losses to date and have an accumulated deficit of approximately $23,038,000 and $21,521,000 at September 30, 2008 and at June 30, 2008, respectively.  These foregoing amounts raise doubt as to our ability to continue as a going concern.  In the past, we have raised capital in private placements, but continue to sustain losses and negative operating cash flows.

We believe that our current available capital as of September 30, 2008, coupled with verbal commitments for bridge financing as needed from a current investor would enable us to continue as a going concern through February 1, 2009.  Anticipated revenues along with a potential equity raise from the current private placement could enable us to continue our current operations through at least June 30, 2009, if we are able to restructure portions of our short-term debt.  We intend to raise additional capital through the issuance of debt or equity securities to fund our operations.  The financing may not be available on terms satisfactory to us, if, at all.  In addition, other than as noted above, no formal commitments or arrangements to advance or loan funds to us or repay any such advances or loans exist presently.  There is no legal obligation for either management or significant stockholders to provide additional future funding.  Our inability to obtain needed funding will have a material adverse effect on our operations and our ability to achieve profitability.

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

5.           WARRANTS

As of September 30, 2008, we have issued warrants to purchase 11,301,753 shares of common stock.  These warrants have an expiration date of either three or five years from their date of issuance and expire at various dates through July 2011.  Each warrant will entitle the holder thereof to purchase one share of common stock at an exercise price ranging from $.04 to $1.50 per share.  Management has not assigned a value to these warrants, as it is not practicable to estimate fair value for these financial instruments.  It also reserves the rights to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

6.           RELATED PARTY TRANSACTIONS

There is one member of our Board of Directors who has served since 2002 and who is the largest individual investor in the Company, having invested $3,681,200 to date.  This investor currently owns 22,850,655 shares of common stock and has the right to acquire 2,896,140 additional shares of common stock pursuant to currently exercisable warrants.

We have borrowed $1,411,538 as of September 30, 2008, including accrued interest, respectively from the same member of the board of directors at a rate of interest of 4%.

7.           TECHNOLOGY AND MEDICAL SOFTWARE

We have capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with the completion of the iMedicor™ website.  We have launched the iMedicor™ product in October 2007 and has begun to amortize our cost on a straight-line basis over 60 months.  Amortization expenses were $480,195 for the three-months ended September 30, 2008 and September 30, 2007, respectively.

	September 30, 2008	June 30, 2008

Technology and medical software	$9,603,894	$9,263,894
Less: Accumulated Amortization	1,711,744	1,231,550

	$7,892,149	$8,032,344

8.           SHORT TERM NOTES PAYABLE

Amounts recorded as Notes Payable to banks and short-term notes payable is comprised of the following:

	September 30, 2008	June 30, 2008

Short-term note payable	$535,218	$-0-
Short-term portion of long-term note payable	269,607	357,461
Note payable banks	87,000	299,980
Convertible debenture - 17.98%	150,000	150,000
Convertible debenture – 8%	270,000	270,000
Convertible debenture – 10% - 12%	427,032	502,206

Total Short-term notes payable	$1,738,857	$1,579,647

9.           ASSET PURCHASE AGREEMENT – ClearLobby

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

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2008. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results.

Overview

We are a provider of portal-based, virtual work and learning environments that enable organizations of any size to communicate, work and learn at a distance as if everyone were in the same room.  Our hosted, service solutions eliminate the need for companies to buy, integrate or maintain continually evolving collaborative technologies and provide a single point of access for online communication, collaboration and learning.

Our primary focus shifted with our acquisition of NuScribe and subsequent deployment of iMedicor™.  Currently, our efforts are concentrated on providing secure, on-line communications, collaboration, learning and productivity solutions to the healthcare and related markets.  We supply organizations of all sizes with subscription-based access to fully collaborative, real-time productivity tools that accelerate the flow of information and education to a rapidly dispersing and highly mobile global workforce.  Secondarily, we plan to provide direct access to physicians by pharmaceutical companies, circumventing the pharmaceutical companies need for costly and only moderately effective sales forces.

Currently, iMedicor™ is a free service for all users as we build a customer base; however, we expect to begin generating revenues from various components within iMedicor™, including the redesigned NuScribe Voice Recognition Application, direct pharmaceutical company to physician marketing and product dissemination and inter-Electronic Medical Records (“EMR”) communications, sometime in the third quarter, beginning January 1, 2009.

Our sales in other areas decreased for the quarter ended September 30, 2008 from 2007, as most of our internal efforts have been devoted to redesigning iMedicor™ with increased functionality and establishing new relationships with companies which we believe will be driving forces in significantly increasing the iMedicor™ user base and ultimately drive significantly increased revenues to the Company.

Our iMedicor™ and LiveAccess solutions are focused on education, collaboration, and training.  We offer our services through two separate divisions, Education and Training and Healthcare Services.

We anticipate having five sources of income.  Currently, we will generate our primary source of revenue through charging pharmaceutical companies an initial set up fee of between $95,000 and $250,000 per year to upload their product specific programs, in all formats.  The initial fee will cover the set up costs and the first 1,500 qualified "click throughs" (i.e., a qualified click through is a physician or a physician’s trusted source, downloading any information available on specific products inside iMedicor™).  Once the 1,500 click throughs are exhausted, iMedicor™ currently intends to charge $25.00 per additional click through.  The second source of revenue will be derived through our iMedicor™ Integration Driver, allowing physicians and hospitals using different, incompatible EMR systems to exchange patient information for a monthly fee currently ranging between $25 and $35 per user.  Providing premium services through iMedicor™, such as NuScribe™ and LiveAccess™ for a monthly fee of $99 per user represents the third source of revenue.  Production, distribution and archiving of sponsored and pay per view CME courses will provide the fourth revenue source.  Lastly, we expect to generate revenues from direct marketing to our iMedicor™ user-base on an “opt in” unobtrusive level from companies who have a desire to reach this particular demographic.  This last source of revenue, while ultimately expected to be a primary revenue stream, will take longer to develop and may not generate any significant revenues in the near future.  In addition, we intend to provide consulting help desk and instructional design services to customers and will bill as consultation and other services are rendered.

As of September 30, 2008, we require approximately $200,000 per month to fund our operations.  If we are successful in raising additional capital, this amount may increase as we expand our sales and marketing efforts and continue to develop new products and services.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

We require substantial, immediate funding to meet our current operating and capital expenditure requirements.  To execute on our business plan successfully, we will need to raise additional money in the future.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that our current private placement will be successful or that even the minimum offering amount will be raised.  Thereafter, there is no assurance we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  We are currently seeking to raise up to $10,000,000 in capital through a private placement of preferred stock. If we are not able to raise additional capital in the near term, our business will likely suffer and we will be required to substantially reduce operations, terminate certain products or services or pursue exit strategies in the near future.

Healthcare Services

For the past nine months, we have shifted most of our resources to the build-out and promotion of iMedicor™, a collaborative online portal designed for and by medical professionals to facilitate practice productivity.  iMedicor™ offers a rapid, secure exchange of education, information and ideas in real-time which is the cornerstone of the Company’s Healthcare Services division.  On October 9, 2007, the Company announced the commercial launch of iMedicor™, the health industry's first free HIPAA compliant personal health information exchange and secure messaging portal for physician collaboration and community.  iMedicor™’s features include HIPAA compliant electronic transfer of patient medical information, voice-recognition medical transcription, electronic medical records and image transfer and storage, and live-interactive CME content product, in conjunction with our Education and Training Division.  We believe this combination of features addresses both existing educational needs for physicians and other healthcare providers and the ability to transfer personal health information electronically in a method that satisfies federal HIPAA regulations that proscribe the transmission of records via email.  Currently all aspects of iMedicor™ are offered free of charge to physicians and other healthcare providers using the portal.  The content sponsors pay for CME content, which can be accessed via the portal.

Education and Training

Our focus in the Education and Training Division has been twofold:

•	The delivery of CME (Continuing Medical Education) courses to the medical community in the U.S., which continues to grow.

•
The licensing of our productivity tools to state education departments in the U.S.  The state of Pennsylvania is our first customer in this effort.  We plan a sales campaign to increase our state education department customer base.

We are currently contemplating transferring all CME and healthcare related activities from the Education and Training division to the Healthcare Services division.  We may reorganize the Education and Training division by transferring the remaining functions of that division to one of the Company's Education and Training strategic partners.  We have no firm plans currently, however.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition and useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see the Company's Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on October 14, 2008.  There were no significant changes in critical accounting provisions.

Results of Operations

Three months ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items reflected in our statement of operations:

	Three Months Ended September 30
	(unaudited)

	2008		2007
Net Sales and Revenues	$76,910	100%	$166,717	100%
Cost of Services	15,109	20%	36,346	22%
Gross Profit	61,801	80%	130,371	78%

Operational General and Administrative Expenses	674,805	877%	1,286,071	771%
Depreciation and amortization	494,354	642%	14,376	8%
Bad debt expenses	-	0%	-	1%
Total Expenses	1,169,159	1520%	1,300,447	780%
Loss before other income (expense)	$(1,107,358)	1440%	$(1,170,076)	702%

Revenues

Our revenues for the three-months ended September 30, 2008 decreased by 54% to $76,910 from $166,717 in 2007, due largely to a decrease in sales of the NuScribe Voice Recognition Appliance and Application.  We reduced our sales efforts of the NuScribe Voice Recognition Appliance and Application because we are redesigning with the intent to repackage this component as an online application within the iMedicor™ Portal.  During this redesigning period, we decreased our sales efforts of the stand-alone voice recognition engine significantly, and we have redirected our sales team to building a user base within the iMedicor™ Portal.

By June 30, 2008, we had exceeded our projected individual registrations of the iMedicor™ service by more than 200%.  Currently, we offer iMedicor™ as a free service for all users in order to build a customer base.  However, we expect to begin generating revenues from various components within iMedicor™, including but not limited to the redesigned NuScribe Voice Recognition Application, by charging a fee for its use sometime in our third fiscal quarter (i.e., January through March 2009).

Our sales in other areas remained flat for the period ending September 2008 from 2007, as most of our internal efforts have been devoted to establishing new relationships with companies which we believe will be driving forces in significantly increasing the iMedicor™ user base with the end goal of generating revenues for the Company as well as increasing individual member usage of the iMedicor™ portal.

Cost of Services

Cost of services as a percentage of revenues was 20% for the quarter ended September 30, 2008 as compared to 22% for the quarter ended September 2007.  This represents no material or significant change in Cost of Services.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $674,805 in the quarter ended September 30, 2008 from $1,286,071 in 2007, or 47.5%.  We reduced our workforce to focus most of our effort on the development and marketing of the iMedicor™ service as well as to conserve available cash.

Sales and marketing efforts relating to our education line of business decreased following the Company’s decision to shift our focus exclusively to the healthcare market, thereby reducing the need for additional sales and marketing staff on the education side.  As a result, are sales costs decreased significantly.

Depreciation and Amortization

Depreciation and amortization expenses increased for the quarter ended September 30, 2008 to $494,354 from $14,376.  This is entirely attributed to the assignment of the purchase price of NuScribe and iMedicor™ website to a technology asset and the subsequent amortization of that asset.  We have capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with its completion.  We launched the iMedicor™ product in late October 2007 at which time we began to amortize its cost on a straight-line basis over 60 months.

Loss from Operations

Income (loss) from operations for the quarter ended September 30, 2008 totaled ($1,107,358) or approximately 1440% of net revenue compared to ($1,170.076) or approximately 702% of net revenue for the quarter ended September 30, 2007.  The decrease in income from operations for the quarter ended September 30, 2008 was primarily due to the Company’s focus on the continued development of iMedicor™ and on the increase of the iMedicor™ portal’s user base and the belief that a larger user base prior to instituting revenue generating programs via the iMedicor™ portal would inherently increase the value of not only the portal, but the company as well.  It should also be noted that the disparity between percentage losses between the quarter ended September 30, 2008 and September 30, 2007 is largely (but not wholly) attributable to the amortization of the iMedicor™ technology asset.

Liquidity and Capital Resources

Cash and cash equivalents were $195,594 at September 30, 2008 compared to $246,630 at June 30, 2008.

Net cash used by operating activities was $1,256,279 for the three months ended September 30, 2008 as compared to cash used by operating activities of $896,551 for the three months ended September 30, 2007.  The increase is due primarily to  receipt of investment income and the subsequent pay-down of outstanding accounts payable.

Net cash used by investing activities was $340,271 for the three months ended September 30, 2008  as compared to cash used by investing activities of $54,426 for the three months ended September 30, 2007, and was due to purchase of the Clearlobby technology asset and the continued development of the iMedicor™  website and the capitalization of those costs.

Net cash provided by financing activities was $1,579,578 for the three months ended September 30, 2008 as compared to net cash used by financing activities of $664,949 for the three months ended September 30, 2007 and increased primarily due to a sale of Common Stock, which generated $1,700,000 in investment capital.

Due to our cash position and the reduction in sales revenue prior to generating revenues through the iMedicor™  website, the company has continued to reduce costs where possible, including eliminating certain non-essential staff positions and reducing or eliminating non-essential operating costs.

The Company continues to operate at a loss and is projected to do so until the third or fourth quarter of fiscal 2009.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.  In July 2008, we issued 14,166,667 shares of Common Stock through a private offering to accredited investors through which we raised $1,700,000.  Notwithstanding the receipt of this additional capital, the Company requires significant additional capital to cover its current overhead as well as to satisfy existing obligations.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4T.                      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”), reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2008, the period covered by this Form 10-Q.

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

(b)  Changes in Internal Controls over Financial Reporting

There have been changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three-months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in our amended Annual Report on Form 10-K for the year ended June 30, 2008, which we filed on October 14, 2008, we had material weaknesses in our internal controls over financial reporting related to:

·	lack of adequate accounting experience with personnel tasked with recording financial transactions;
·	lack of timely and accurate posting of accounts payable and accounts receivable entries to accounting system;
·	inadequate communication between the chief executive officer and chief financial officer with regards to contractual obligations and receivables;
·	inaccurate recording of company contracts and related deferral of income;
·	inaccurate amortization of company assets and recording of payroll and related tax liabilities.

During the three-months ended September 30, 2008, management has implemented the following changes to our internal controls over financial reporting:

•	Hired a new bookkeeper with a bachelor’s degree in accounting and 15 years of post-degree bookkeeping/accounting experience;
•	Instituted weekly reviews of accounts payable and accounts receivable postings;
•	Instituted regular meetings between the Chief Executive officer and Chief Financial Officer regarding all accounts’
•	Managements’ review and revisions to its method of recording annual contracts and posting deferred income; and
•	Contracted with an outside payroll processor to ensure accurate and timely recording of payroll liabilities.

As a result, we believe that we have strengthened our review procedures over the financial reporting process, therefore, improving the quality of financial reporting on an ongoing basis.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in part on Form 8-K on August 4, 2008, during the quarter end September 30, 2008, the Company issued 14,166,666 shares of common stock for $1,700,000 in cash from investors.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and the rules thereunder, as private transactions not involving a public distribution.

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

Item 6.  Exhibits

Exhibit	Description

10.1	Limited Asset Purchase Agreement Between Vemics, Inc. and ClearLobby, Inc., incorporated by reference from our Current Report on Form 8-K filed August 4, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).
32	Certification of the Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vemics, Inc. (Registrant)

Date: November 19, 2008	By:	/s/ Fred Zolla
Fred Zolla
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2008	By:	/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer (Principal Accounting Officer)