Form 10-Q
period 2008-12-31
Vemics, Inc.
filed 2009-02-17
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

There were 81,656,418 outstanding shares of the issuer’s only class of common equity, Common Stock, $0.001 par value, on December 31, 2008.

VEMICS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2008

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2008	June 30, 2008
ASSETS	unaudited	Audited
Current assets:
Cash and cash equivalents –– interest bearing	$422,977	$212,566
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $-0- at December 31, 2008 and June 30, 2008, respectively	45,962	57,121
Advances	5,000
Total Current Assets	73,668	269,687
Property and equipment, net	42,085	66,349
Other Assets
Technology and Medical Software, net	7,540,203	8,032,343
Goodwill	681,673	681,673
	8,221,876	8,714,016
Total Assets	$8,337,629	$9,050,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable –– banks	$87,354	$299,980
Short-term notes payable	1,997,496	1,279,667
Accounts payable and accrued expenses	1,346,528	1,839,470
Deferred income	-	123,500
Total Current Liabilities	3,431,378	3,542,617
Other long-term liabilities
Long-term notes payable	1,214,161	1,400,914
Total Other Long-Term Liabilities	1,214,161	1,400,914
Total Liabilities	4,645,539	4,943,531
Stockholders’ Equity
Common stock, par value $001 per share, authorized 200,000,000 Issued and outstanding 83,093,198 and 68,926,581 shares at December 31, 2008 and June 30, 2008, respectively	83,093	68,926
Additional Paid in Capital	27,973,748	26,066,447
Less: Treasury stock, 368,407 shares at both December 31, 2008 and June 30, 2008	(508,195)	(508,195)
Accumulated deficit	(23,856,555)	(21,520,657)
Total Stockholders’ Equity	3,692,090	4,106,521
Total Liabilities and Stockholders’ Equity	$8,337,629	$9,050,052

See notes to financial statements.

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	December 31, 2008	December 31, 2007
	unaudited	(As Restated)
Revenues:	$79,150	$140,850
Cost of Services	8,431	22,270
Gross Profit	70,719	118,580
Expenses:
Consulting, commissions and travel	87,032	300,542
Operational fees and expenses	157,115	280,604
Professional fees	10,861	62,901
Payroll and related taxes	242,405	459,458
Depreciation and amortization	497,321	19,168
Production, advertising, brochures and public relations	9,056	132,693
Total Expenses	1,003,790	1,255,366
Loss before other expenses	(933,071)	(1,136,786)
Other Income/(Expenses):
Interest income	44	441
Interest expense	(38,934)	(69,965)
Total Other Income/(Expenses)	(38,890)	(45,465)

Net loss available to common stockholders	$(971,961)	$(1,206,310)

Net loss per share, to common stockholders	$(0.01)	(0.0.23)
Weighted average number of shares, basic and diluted	83,093,198	50,609,453

See notes to financial statements.

VEMICS, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six	For the six
	months ended	months ended
	December 31, 2008	December 31, 2007
	unaudited	unaudited
Revenues:	$161,510	$307,567
Cost of Services	23,540	58,616
Gross Profit	137,970	248,951

Expenses:
Consulting, commissions and travel	217,766	830,565
Operational fees and expenses	326,721	516,589
Professional fees	91,404	147,454
Payroll and related taxes	512,836	787,287
Depreciation and amortization	991,675	33,544
Production, advertising, brochures and public relations	37,997	290,741
Total Expenses	2,178,399	2,606,180
Loss before other expenses	(2,040,429)	(2,357,229)

Other Income/(Expenses):
Interest income	4,128	993
Interest expense	(78,130)	(108,940)
Total Other Income/(Expenses)	(74,002)	(107,947)
	(2,114,431)	(2,465,176)
Loss before extraordinary item
Extraordinary item - litigation, net of expenses and taxes	-	650,000
Net loss available to common stockholders	$(2,112,838)	$(1,815,176)
Net loss per share, basic and diluted, before extraordinary item	$(0.03)	$(0.05)
Net loss per share, basic and diluted, extraordinary item net	$-	$0.01
Net loss per share, to common stockholders	$(0.03)	$(0.04)
Weighted average number of shares, basic and diluted	83,093,198	50,609,450

See notes to financial statements.

.
VEMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31, 2008	December 31, 2007
	unaudited	unaudited
Cash Flows From Operating Activities:
Receipts from customers	$20,902	$118,575
Payments to suppliers, salaries	(437,854)	(1,088,806)
Other income received		650,000
Interest received	44	441
Interest paid	(12,749)	(19,599)
Net Cash Used in Operating Activities	(429,657)	(339,389)

Cash Flows Used in Investing Activities:
Purchase of Technology & Medical Software	(135,000)	(30,440)
Net Cash Used in Investing Activities	(135,000)	(30,440)

Cash Flows From Financing Activities:
Payments on capital lease obligations	-	(834)
Payments on notes payable	(7,946)	-
Short term loans proceeds	399,985	337,500
Short term loans paid		(5,189)
Net Cash Provided by Financing Activities	399,985	331,477

Net Increase/(Decrease) in Cash	(172,618)	(38,352)

Cash at the Beginning of Period	195,594	246,630

Cash at End of Period	$22,976	$208,278

See notes to financial statements.

VEMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net Loss	$(971,961)	$(1,206,310)
Adjustments to Reconcile net income/(loss) to net cash
Used by operating activities
Depreciation & Amortization	497,321	19,167
Changes in:
Trade receivables	6,752	(253,035)
Other receivables	-	650,000
Accounts payable and accrued expenses	77,046	169,663
Convertible debentures – accrued interest	26,816	50,366
Deferred income	(65,000)	230,760
Net Cash Used by Operating Activities	$(429,657)	$(339,389)

See notes to financial statements.

VEMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 2008

1.           BASIS OF PRESENTATION

Vemics, Inc. (the “Company”) was organized on July 17, 2001 as a Delaware corporation.  The Company is engaged as a visual communications hosted service providing the ability to end users to replicate the same dynamic of a live business meeting or classroom.  The Company has developed a proprietary user interface that sits on top of a technology platform that is built on a series of licensing agreements that, in total, enables real time, interactive instructor-led courses or business meetings to be delivered via easily accessible, broadband connections to our servers using standard off the shelf modern computers.

The table below shows the sales percentages by division for the three months ended December 31, 2008 and 2007, respectively:

	2008	2007
Revenues:
Education	84%	88%
Healthcare	16%	12%
Total	100%	100%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2008.

As of December 31, 2008, there have been no material changes to any of the significant accounting policies described in our Form 10-K for the fiscal year ended June 30, 2008, except for the adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

2.           PRINCIPLES OF CONSOLIDATION

On November 8, 2005, OMII Corp. acquired all the shares of Vemics, Inc. the Delaware Corporation in an exchange of stock transaction and it became a 100% owned subsidiary of OMII.  The name of OMII was then changed to Vemics, Inc., a Nevada corporation.  Therefore, the accompanying presentation presents the historic financials of Vemics, Delaware, the accounting acquirer.

3.           GOING CONCERN

From inception through June 30, 2005, the Company had been in the development stage, devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $23,847,000 and $21,521,000 at December 31, 2008 and at June 30, 2008, respectively.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

4.           NET EARNING (LOSS) PER SHARE

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of the Company’s common stock (the “Common Stock”) outstanding for the period, less shares subject to repurchase.  Diluted net loss per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

5.           WARRANTS

As of December 31, 2008, the Company has issued warrants to purchase 120,000 shares of Common Stock reserved for issuance upon exercise of warrants to various shareholders.  These warrants have an expiration of five years from their date of issuance and expire at various dates through December 2013.  Each warrant will entitle the holder thereof to purchase one share of Common Stock at an exercise price of $.05 per share.

As of December 31, 2008, the Company has issued warrants to purchase 1,541,667 shares of Common Stock reserved for issuance upon exercise of warrants to various shareholders.  These warrants have an expiration of three years from their date of issuance and expire at various dates through October 2011.  Each warrant will entitle the holder thereof to purchase one share of Common Stock at an exercise price of $.12 per share.

As of December 31, 2008, the Company has issued warrants to purchase 4,916,667 shares of Common Stock reserved for issuance upon exercise of warrants to various shareholders.  These warrants have an expiration of three years from their date of issuance and expire at various dates through July 2011.  Each warrant will entitle the holder thereof to purchase one share of Common Stock at an exercise price of $.04 to $.24 per share.

As of December 31, 2008, the Company has warrants to purchase 6,385,086 shares of Common Stock reserved for issuance upon exercise of warrants to various shareholders and service providers.  These warrants have an expiration date of five years from their date of issuance and expire at various dates through February 2010.  Each warrant will entitle the holder thereof to purchase one share of Common Stock at an exercise price ranging from $.60 to $1.50 per share.  Management has not assigned a value to these warrants, as it is not practicable to estimate fair value for these financial instruments.  It also reserves the rights to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

6.           RELATED PARTY TRANSACTIONS

One member of our Board of Directors, who has served since 2002, has the largest individual investor in the Company, having invested $3,681,200 to date.  He currently owns 22,850,655 shares of Common Stock and has the right to acquire 2,896,140 additional shares of Common Stock pursuant to currently exercisable warrants.

The Company has borrowed $1,519,883 and $1,400,914 as of December 31, 2008 and June 30, 2008 including accrued interest, respectively from one member of the board of directors at a rate of interest is at 4%.

7.          TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with its completion.  The iMedicor™ product was launched in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.  Amortization expenses were $486,945 for the three months ended December 31, 2008.

	12/31/2008	6/30/2008

Technology and medical software	$9,738,893	$9,263,894
Less: Accumulated Amortization	2,198,690	1,231,550

	$7,540,203	$8,032,344

8.           SHORT TERM NOTES PAYABLE

Payments related to the short-term notes payable is comprised of the following:

	12/31/2008	6/30/2008

Short-term note payable	$568,922	$-0-
Short-term portion of long-term note payable	264,273	357,461
Note payable banks	87,354	299,980
Convertible debentures – 15%	308,423	-0-
Convertible debentures - 17.98%	150,000	150,000
Convertible debentures – 8%	270,000	270,000
Convertible debentures – 10% - 12%	435,879	502,206

Total Short-term notes payable	$2,084,850	$1,579,647

9.           ASSET PURCHASE AGREEMENT – ClearLobby, Inc.

As previously reported on Current Report on Form 8-K, on September 12, 2008, the Company entered into a Limited Asset Purchase Agreement (“Purchase Agreement”) with ClearLobby, Inc., a Delaware corporation, pursuant to which the Company agreed to purchase trademarks, software, license agreements and other assets related to ClearLobby's pharmaceutical communications platform technology.  The ClearLobby technology will lead to an online service designed to change the dynamic between physicians and pharmaceutical companies by placing control of the relationship firmly in the hands of the physician.

In consideration for the assets purchased under the Purchase Agreement, the Company paid $250,000, consisting of $10,000 in cash and $240,000 in the form of an unsecured promissory note (the “Promissory Note”), and 20,000 shares of restricted Common Stock of the Company.  The Promissory Note bears no interest and is payable in twelve monthly installments of $20,000 beginning on January 31, 2009 and each succeeding month-end thereafter until the Promissory Note is paid in full on December 30, 2009, however, by recent agreement from both parties, the first payment is now due on or before March 31, 2009.

10.        CONVERTIBLE NOTES

As previously reported on Current Report on Form 8-K, beginning on December 22, 2008, the Company entered into a series of Convertible Promissory Notes (the "Convertible Notes") with independent private accredited investors totaling an aggregate gross investment of $1.65 million.  The Company has received $300,000 of these gross proceeds through December 31, 2008 and another $150,000 in January 2009.  The remaining $1,200,000 is due on or before February 20, 2009.

The Convertible Notes provide for the repayment of principle to the investors on or before the maturity dates, which range between June 1, 2009 and August 1, 2009, which date can be extended for an additional six-months at the Company's sole discretion.  The Convertible Notes provide for fifteen (15%) percent annual interest payable on the maturity date to the investors in either cash or stock in the discretion of the investor.

Interest on the Convertible Notes is due on the maturity date of each Note.  Under certain circumstances, the Company can prepay each Convertible Note prior to the maturity date or prior to conversion with 30-days' advance notice to the investors.  The Convertible Notes also contain certain affirmative and negative covenants relating to the Company's operations.

As holders of the Convertible Notes, the investors have the option to convert the Convertible Notes at $0.05 per share into the Common Stock.  The Convertible Notes carry a liquidation redemption fee equal to 50% of each Note, which fee is due to the investors from the Company upon repayment.  For example, an investor who paid in principle of $200,000 would receive $300,000 at redemption, plus interest accrued to date.

In connection with this borrowing, the Company is obligated to issue warrants to the investors to purchase up to an aggregate of 660,000 shares of Common Stock.  The exercise price of each warrant will be $0.05 per share and the warrants will have a 5-year term, unless previously exercised.

11.           SUBSEQUENT EVENTS

NaviNet®

On February 9, 2009, the Company announced a partnership to integrate its iMedicor™ ClearLobby pharmaceutical communications application with the NaviNet® real-time healthcare communications platform from NaviMedix, Inc.  The Company previously reported this partnership in a Current Report on Form 8-K on December 15, 2008.  The partnership will provide a secure link to more than 700,000 physicians in the NaviNet Provider Network, enabling easier online communications and enhanced educational opportunities on key medications and drug therapies.  The integration will facilitate a more connected healthcare community by linking key stakeholders, including physicians, hospitals, health insurance providers and pharmaceutical companies, a critical factor in improving the quality of care throughout the entire healthcare continuum.

With this agreement, all healthcare providers using NaviNet will have a direct connection to pharmaceutical information through ClearLobby, providing them with the ability to access critical information on medications and drug developments, including timely product-specific educational resources, peer-reviewed journals, white papers, clinical research studies, webinars and audio programs.  Physicians will also have “24/7” access to pharmaceutical representatives for live inquiries and can order product samples or request a consultation, all in an easy-to-use, Web-based service.

Franklyn Ideas

On February 11, 2009, the Company announced a partnership with a leading pharmaceutical marketing firm, Franklyn Ideas, LLC, to execute an online communications program designed for use by pharmaceutical companies utilizing the Company’s iMedicor™ medical communications portal.  Franklyn Ideas program for the Company is designed to maximize the promotional effectiveness of pharmaceutical product information transmitted to healthcare providers through the portal.  One of the marketing agencies behind the launch of Lipitor, one of the world’s best selling drugs, Franklyn Ideas, currently serves some of the world’s largest pharmaceutical companies and has engineered marketing programs for hundreds of brands.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.

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

Our primary focus shifted with our acquisition of NuScribe and subsequent deployment of iMedicor™.  Currently, our efforts are concentrated on providing secure, on-line communications, collaboration, learning and productivity solutions to the healthcare and related markets.  We supply organizations of all sizes with subscription-based access to fully collaborative, real-time productivity tools that accelerate the flow of information and education to a rapidly dispersing and highly mobile global workforce.  Secondarily, we plan to provide direct access to physicians by pharmaceutical companies, circumventing the pharmaceutical companies need for costly and only moderately effective direct sales forces.

Currently, iMedicor™ is a free service for all users as we build a customer base; however, we expect to begin generating revenues from various components within iMedicor™, including direct pharmaceutical company to physician marketing and product dissemination and inter-Electronic Medical Records (“EMR”) communications, sometime in the third quarter or fourth quarter of our 2008 fiscal year.

Our sales in other areas decreased for the quarter ended December 31, 2008 from 2007, as most of our internal efforts have been devoted to redesigning iMedicor™ with increased functionality and establishing new relationships with companies which we believe will be driving forces in significantly increasing the iMedicor™ user base and ultimately drive significantly increased revenues to the Company.  The launch of iMedicor™'s redesigned site with added functionality and integration into ClearLobby™ and NaviNet™ is scheduled for late in February 2009.

Our iMedicor™ and LiveAccess solutions are focused on education, collaboration, and training.  We offer our services through two separate divisions, Education and Training and Healthcare Services.

We anticipate having five sources of income.  We will generate our primary source of revenue through charging pharmaceutical companies an initial set up fee of approximately $95,000 per year to upload their product specific programs, in all formats.  The initial fee will cover the set up costs and the first 1,500 qualified "click throughs" (i.e., a qualified click through is a physician or a physician’s trusted source, downloading any information available on specific products inside iMedicor™).  Once the 1,500 click throughs are exhausted, iMedicor™ currently intends to charge $25 to $50 per additional click through.  The second source of revenue will be derived through our iMedicor™ Integration Driver, allowing physicians and hospitals using different, incompatible EMR systems to exchange patient information for a monthly fee currently ranging between $25 and $35 per user.  Providing premium services through iMedicor™, such as NuScribe™ and LiveAccess™ for a monthly fee of $99 to $199 per user represents the third source of revenue.  Production, distribution and archiving of sponsored and pay per view CME courses will provide the fourth revenue source.  Lastly, we expect to generate revenues from direct marketing to our iMedicor™ user-base on an “opt in” unobtrusive level from companies who have a desire to reach this particular demographic.  This last source of revenue, while ultimately expected to be a primary revenue stream, will take longer to develop however, we do expect to announce our first client during our third quarter 2008.

As of December 31, 2008, we require approximately $200,000 per month to fund our operations.  If we are successful in raising additional capital, this amount may increase as we expand our sales and marketing efforts and continue to develop new products and services.  Our cash needs are primarily attributable to funding sales, marketing efforts, strengthening technical, and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

We require substantial, immediate funding to meet our current operating and capital expenditure requirements.  To execute on our business plan successfully, we will need to raise additional money in the near future.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  In the quarter ended December 31, 2008, we were successful in raising $300,000 through short-term debt instruments, and subsequently in January 2009, we raised $150,000 in additional funds on the same terms with another $1,200,000 committed by February 20, 2009.  These funds will be used to maintain current operations and continue development work on iMedicor™ as we begin to establish paying clients and generate additional revenues.

No assurance can be given that our current private placement will be successful or that even the minimum offering amount will be raised.  Thereafter, there is no assurance we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  We are currently seeking to raise up to $10,000,000 in capital through a private placement of preferred stock.  If we are not able to raise additional capital in the near term, our business will likely suffer and we will be required to reduce operations substantially, terminate certain products or services or pursue exit strategies in the near future.

Healthcare Services

For the past twelve months, we have shifted most of our resources to the build-out and promotion of iMedicor™, a collaborative online portal designed for and by medical professionals to facilitate practice productivity.  iMedicor™ offers a rapid, secure exchange of education, information and ideas in real-time which is the cornerstone of the Company’s Healthcare Services division.  On October 9, 2007, the Company announced the commercial launch of iMedicor™, the health industry's first free HIPAA compliant personal health information exchange and secure messaging portal for physician collaboration and community.

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

Results of Operations

Three months ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended December 31
	(unaudited)
	2008		2007
Net Sales and Revenues	$79,150	100%	$140,850	100%
Cost of Services	8,431	11%	22,270	16%
Gross Profit	70,719	89%	118,580	84%

Operational General and Administrative Expenses	506,469	714%	1,236,198	878%
Depreciation and amortization	497,321	703%	19,168	16%
Bad debt expenses	-	0%	-	0%
Total Expenses	1,003,790	1,266%	1,255,366	1,059%
Loss before other income (expense)	$(933,071)	1,317%	$(1,136,786)	959%

Revenues

The Company's revenues for the three months ended December 31, 2008 decreased by 44% to $79,150 from $140,850 in 2007, due largely to a decrease in sales of the NuScribe Voice Recognition Appliance and Application.  The decrease in NuScribe sales was intentional, as this component is being redesigned to be bundled as an online application within the iMedicor™ Portal.  During the redesign period, sales efforts of the stand-alone voice recognition engine decreased significantly and the Company redirected its sales team, which had been engaged in NuScribe sales, to building a user base within the iMedicor™ Portal.

By December 31, 2008, we had registered more than 70,000 individual accounts within iMedicor™, which exceeded our pre-launch projections by more than 200%.  Currently iMedicor™ is a free service for all users as we build a customer base; however, we expect to begin generating revenues from various components within iMedicor™, including but not limited to the redesigned NuScribe Voice Recognition Application, sometime in the first quarter or our next fiscal year, beginning July 1, 2009.

Our sales in other areas remained flat for the period ending December 31, 2008 from 2007, as most of our internal efforts have been devoted to establishing new relationships with companies like Microsoft and Dell, which we believe will be driving forces in significantly increasing the iMedicor™ user base and ultimately drive significantly increased revenues to the Company.

Cost of Services

Cost of services as a percentage of revenues was 11% for the quarter ended December 31, 2008 as compared to 16% for the quarter ended December 31, 2007 representing no significant difference.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $506,469 in the quarter ended December 31, 2008 from $1,255,366 in 2007, or 60%.  The Company consolidated it’s workforce to focus most of out efforts on the iMedicor™ build-out and to conserve available cash and has also phased out all marketing a sales operations overseas in Russia and other countries as the focus has turned specifically to the US Healthcare Services market.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the quarter ending December 31, 2008 to $497,321 from $19,168.  This is entirely attributed to the assignment of the purchase price of NuScribe and its iMedicor™ website to a technology asset and the subsequent amortization of that asset.  The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with its completion.  The iMedicor™ product was launched in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.

Loss from Operations

Income (loss) from operations for the quarter ended December 31, 2008 totaled ($933,071) or approximately 1,317% of net revenue compared to ($1,136,786) or approximately 959% of net revenue for the quarter ended December 31, 2007.  The decrease in income from operations for the quarter ended December 31, 2008 was primarily due to the Company’s focus on the continued development of iMedicor™ and on the increase of the iMedicor™ portal’s user base and the belief that a larger user base prior to instituting revenue generating programs via the iMedicor™ portal would inherently increase the value of not only the portal, but the company as well.  It should also be noted that the disparity between percentage losses between the quarter ended December 31, 2008 and December 31, 2007 is wholly attributable to the amortization of the iMedicor™ technology asset and in fact, without the increase in depreciation and Amortization, the operating loss for the three months ending December 31, 2008 would have been a smaller percentage of revenue than the operating loss from the same three months in 2007.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

The Following sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statement of operations.

	Six Months Ended December 31
	(unaudited)
	2008	2008	2007	2008
Revenues	$161,510	100%	$307,567	100%
Cost of Services	23,540	15%	58,616	19%
Gross Profit	137,970	85%	248,951	81%

Operational General and Administrative Expenses	1,186,742	859%	2,572,636	1,033%
Depreciation and amortization	991,675	719%	33,544	13%
Bad debt expenses	-	0%	-	0%
Total Expenses	2,176,806	1,578%	2,606,180	1,046%
Loss before other income (expense)	(2,040,429)	1,478%	(2,357,229)	947%

Revenues

The Company’s revenues for the six months ended December 31, 2008 decreased by 47% to $161,510 from $307,567 in 2007.  This decrease is attributed to the management’s decision to move away from the general subscription-based communications and education market and focus its efforts primarily in the healthcare market, providing communications and education.  By changing the focus of the Company, traditional sales opportunities were less available until such a time as iMedicor™ was ready for launch.

The development of the iMedicor™ portal has become the Company’s primary focus.  As a result, revenues decreased as more of the Company’s resources were allocated to iMedicor™ as well as the establishment of relationships with medical societies, educational institutions and technology companies, which we believe will be the cornerstone of the success of iMedicor™.

Additionally, the company phased out the direct sales of the NuScribe Voice Recognition Appliance in preparation for its redesign and integration as an on-line feature of the iMedicor™ portal.  The decrease in NuScribe sales was intentional, as this component is being redesigned to be bundled as an online application within the iMedicor™ Portal.  During the redesign period, sales efforts of the stand-alone voice recognition engine decreased significantly and the Company redirected its sales team, which had been engaged in NuScribe sales, to building a user base within the iMedicor™ Portal.

Cost of Services

Cost of services for the six months ended December 31, 2008, was 15% as compared to 19% for the previous six months, representing no material difference.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $1,186,724 for the six months ended December 31, 2008 as compared to $2,572,636 for the prior six months, or 54%.  This decrease is due primarily to the consolidation of our workforce, the slow-down of NuScribe sales efforts and the phase-out of overseas marketing and sales efforts.  increased expenses associated with the acquisition of NuScribe and the assumption of its workforce and operational expenses.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the six months ended December 31, 2008 to $991,675 from $33,544, which is entirely attributed to the assignment of the purchase price of NuScribe and iMedicor™ to a technology asset and the subsequent amortization of that asset.

Loss from Operations

Income (loss) from operations for the six-month period ended December 31, 2008 totaled ($2,040,429) or approximately 1,478% of net revenue compared to ($2,357,229) or approximately 947% of net revenue for the six-month period ended December 31, 2007.  The decrease in income from operations for the quarter ended December 31, 2008 was primarily due to the Company’s focus on the continued development of iMedicor™ and on the increase of the iMedicor™ portal’s user base and the belief that a larger user base prior to instituting revenue generating programs via the iMedicor™ portal would inherently increase the value of not only the portal, but the company as well.  It should also be noted that the disparity between percentage losses between the quarter ended December 31, 2008 and December 31, 2007 is wholly attributable to the amortization of the iMedicor™ technology asset and in fact, without the increase in depreciation and Amortization, the operating loss for the three months ending December 31, 2008 would have been a smaller percentage of revenue than the operating loss from the same three months in 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $22,976 at December 31, 2008 compared to $212,566 at June 30, 2008.  $200,000 of this difference is due to the company’s election to use an interest-bearing certificate of deposit it held with a bank, which was offsetting a note payable accruing greater interest to pay down a significant portion of that note.

Net cash used by operating activities was $429,657 for the six months ended December 31, 2008 as compared to $339,389 for the six months ended December 31, 2007.  The increase is due wholly to other income of $650,000 received in the quarter ending December 31, 2007.

Net cash used by investing activities was $135,000 for the six months ended December 31, 2008 as compared to cash used by investing activities of $30,440 for the six months ended December 31, 2007, and was primarily due to capitalization of technology development costs.

Net cash provided by financing activities was $392,039 for the six months ended December 31, 2008 as compared to net cash used by financing activities of $331,447 for the six months ended December 31, 2007, representing no material difference.

Beginning on December 22, 2008, the Company entered into a series of Convertible Promissory Notes with independent private accredited investors totaling an aggregate gross investment of $1.65 million.  The Company has received $300,000 of these gross proceeds through December 31, 2008 and another $150,000 in January 2009.  The remaining $1,200,000 is due on or before February 20, 2009.  The Company has not received these amounts as of the date of this filing on Form 10-Q, however, management believes this amount will be received on February 19, 2009.

Due to our serious cash position and the reduction in sales revenue prior to generating revenues through the iMedicor™ website, the Company has continued to reduce costs where possible, including eliminating certain non-essential staff positions and reducing or eliminating non-essential operating costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our the Exchange Act, reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008, the period covered by this Form 10-Q.

Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)  Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three-months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in on Form 8-K on January 20, 2009, between December 22, 2008, and January 16, 2009, the Company entered into a series of Convertible Promissory Notes (the “Convertible  Notes”) with independent private accredited investors (the “Investors”) totaling an aggregate gross investment of $1.65 million.  As of December 31, 2008, $300,000 of these notes had been executed and funds had been received.  The Convertible Notes provide for the repayment of principle to the Investors on or before the maturity dates, which range between June 1, 2009 and August 1, 2009, which date can be extended for an additional six-month period at the Company’s sole discretion.  The Convertible Notes provide for fifteen (15%) percent annual interest payable on the maturity date to the Investors in either cash or stock in the discretion of the Investor.  Interest on the Convertible Notes is due on the maturity date of each Note.  Under certain circumstances, the Company can prepay each Convertible Note prior to the maturity date or prior to conversion with 30-days’ advance notice to the Investors.  The Convertible Notes also contain certain affirmative and negative covenants relating to the Company’s operations.

As holders of the Convertible Notes, the Investors have the option to convert the Convertible Notes at $0.05 per share into the Common Stock.  The Convertible Notes carry a liquidation redemption fee equal to 50% of each Note, which fee is due to the Investors from the Company upon repayment.  For example, an Investor who paid in principle of $200,000 would receive $300,000 at redemption, plus interest accrued to date.

In connection with the borrowing, the Company is obligated to issue warrants to the Investors to purchase up to an aggregate of 660,000 shares of the Common Stock.  The exercise price of each warrant will be $0.05 per share and the Warrants will have a 5-year term, unless previously exercised.

The Company issued and sold the Convertible Note and Warrants in a private placement transaction made in reliance upon the exemption from securities registration afforded by Section 4(2) under the Securities Act and Regulation D thereunder.  The Company believes that the Investors are “accredited investors” as defined in Rule 501 of Regulation D under the Securities Act.

Item 6.  Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).
32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 200

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vemics, Inc. (Registrant)

Date: February 17, 2009	By:	/s/ Fred Zolla
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2009		/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer
(Principal Accounting Officer)