Form 10-Q
period 2009-03-31
Vemics, Inc.
filed 2009-05-15
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission file number: 000-52765

VEMICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Avalon Gardens Drive, Nanuet, New York 10954
(Address of principal executive offices) (Zip Code)

(845) 371-7380
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x   No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

VEMICS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTER ENDED March 31, 2009

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
ASSETS	unaudited	Audited
Current assets:
Cash and cash equivalents –– interest bearing	$12,670	$212,566
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $-0- at December 31, 2008 and June 30, 2008, respectively	23,714	57,121
Advances	5,000
Deferred Expenses	91,197
Total Current Assets	132,581	269,687
Property and equipment, net	18,459	66,349
Other Assets
Technology and Medical Software, net	7,210,008	8,032,343
Goodwill	681,673	681,673
	7,891,681	8,714,016
Total Assets	$8,042,721	$9,050,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable –– banks	$87,354	$299,980
Short-term notes payable	2,504,409	1,279,667
Accounts payable and accrued expenses	1,593,920	1,839,470
Deferred income	182,430	123,500
Total Current Liabilities	4,368,113	3,542,617
Other long-term liabilities
Long-term notes payable	1,260,823	1,400,914
Total Other Long-Term Liabilities	1,260,823	1,400,914
Total Liabilities	5,628,936	4,943,531
Stockholders’ Equity
Common stock, par value $0.01 per share, authorized 200,000,000. Issued and outstanding 83,093,198 and 68,926,581 shares at December 31, 2008 and June 30, 2008, respectively	83,093	68,926
Additional Paid in Capital	27,977,148	26,066,447
Less: Treasury stock, 368,407 shares at both December 31, 2008 and June 30, 2008	(508,195)	(508,195)
Accumulated deficit	(25,138,260)	(21,520,657)
Total Stockholders’ Equity	2,413,785	4,106,521
Total Liabilities and Stockholders’ Equity	$8,042,721	$9,050,052

See Notes to Condensed Consolidated Statements (unaudited).

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008
	unaudited	(As Restated)

Revenues:	$131,707	$160,740
Cost of Services	68,877	82,197
Gross Profit	62,830	78,543
Expenses:
Consulting, commissions and travel	82,556	179,201
Operational fees and expenses	166,676	84,737
Professional fees	94,863	275,430
Payroll and related taxes	259,436	231,130
Depreciation and amortization	518,821	471,743
Bad debt expense	-	5,000
Production, advertising, brochures and public relations	50,214	10,000
Total Expenses	1,172,566	1,257,241
Loss before other expenses	(1,109,736)	(1,178,698)
Other Income/(Expenses):
Other income	-	138,867
Redemption fee	(121,111)	(8,438)
Interest expense	(47,458)	(16,768)
Total Other Income/(Expenses)	(168,569)	113,661

Net loss available to common stockholders	$(1,278,305)	$(1,065,037)

Net loss per share, to common stockholders	$(0.02)	$(0.02)
Weighted average number of shares, basic and diluted	83,093,198	51,342,023

See Notes to Condensed Consolidated Statements (unaudited).

VEMICS, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine	For the nine
	months ended	months ended
	March 31, 2008	March 31, 2007
	unaudited	unaudited

Revenues:	$293,217	$468,307
Cost of Services	92.417	140,813
Gross Profit	200,800	327,494

Expenses:
Consulting, commissions and travel	304,060	1,009,766
Operational fees and expenses	484,217	601,326
Professional fees	194,860	422,884
Payroll and related taxes	773,120	1,018,397
Depreciation and amortization	1,510,496	811,319
Bad Debt Expense	-	5,000
Production, advertising, brochures and public relations	84,211	300,741
Total Expenses	3,350,964	4,169,433
Loss before other expenses	(3,150,164)	(3,841,939)

Other Income/(Expenses):
Other Income		138,867
Interest income	4,128	993
Redemption fee	(129,549)	-
Interest expense	(117,150)	(134,146)
Total Other Income/(Expenses)	(252,571)	5,714

Loss before extraordinary item	(3,392,735)	(3,836,225)

Extraordinary item - litigation, net of expenses and taxes	-	650,000
Net loss available to common stockholders	$(3,392,735)	$(3,186,225)
Net loss per share, basic and diluted, before extraordinary item	$(0.04)	$(0.07)
Net loss per share, basic and diluted, extraordinary item net	$-	$0.01
Net loss per share, to common stockholders	$(0.04)	$(0.06)
Weighted average number of shares, basic and diluted	81,633,645	51,342,023

See Notes to Condensed Consolidated Statements (unaudited).

VEMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007
	unaudited	unaudited
Cash Flows From Operating Activities:
Receipts from customers	$366,115	$308,438
Payments to suppliers, salaries	(563,614)	(574,385)
Other income received	-	-
Interest received	-	-
Interest paid	(14,074)	(39,987)
Net Cash Used in Operating Activities	(241,573)	(305,934)

Cash Flows Used in Investing Activities:
Purchase of Technology & Medical Software	(165,000)	(65,482)
Net Cash Used in Investing Activities	(165,000)	(65,482)

Cash Flows From Financing Activities:
Payments on notes payable	(11,233)	211
Short term loans proceeds	415,000	65,000
Short term loans paid	(7,500)	(5,189)
Sale of common stock	-	378,000
Net Cash Provided by Financing Activities	396,267	438,022

Net Increase/(Decrease) in Cash	(10,306)	66,606

Cash at the Beginning of Period	22,976	208,278

Cash at End of Period	$12,670	$274,884

See Notes to Condensed Consolidated Statements (unaudited).

VEMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2009
	unaudited	unaudited
Reconciliation of Net Loss to Net Cash
Used by Operating Activities

Net Loss	$(1,278,305)	$(1,065,037)
Adjustments to Reconcile net income/(loss) to net cash
Used by operating activities
Depreciation & Amortization	518,821	471,743
Changes in:
Trade receivables	21,978	84,429
Other receivables	-	-
Deferred expense	(91,197)	-
Accounts payable and accrued expenses	247,392	283,253
Redemption fee	121,111	-
Accrued interest	36,197	23,474
Deferred income	182,430	(104,066)
Net Cash Used by Operating Activities	$(241,573)	$(305,934)

See Notes to Condensed Consolidated Statements (unaudited).

VEMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 2009

1.            BASIS OF PRESENTATION

Vemics, Inc. (the “Company”) was organized on July 17, 2001 as a Delaware corporation. We are a provider of portal-based, virtual work and learning environments that enable organizations of any size to communicate, work and learn at a distance as if everyone were in the same room.  Our hosted, service solutions eliminate the need for companies to buy, integrate or maintain continually evolving collaborative technologies and provide a single point of access for online communication, collaboration and learning, primarily to the healthcare and related industries.
.
The table below shows the sales percentages by division of the Company for the three months ended March 31, 2009 and 2008, respectively:

	2009	2008
Revenues:
Education	92%	89%
Healthcare	8%	11%
Total	100%	100%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-SB for the fiscal year ended June 30, 2008.

As of March  31, 2009, there have been no material changes to any of the significant accounting policies described in our Form 10-SB for the fiscal year ended June 30, 2008, except for the adoption of Financial Interpretation No.48, “Accounting for Uncertainty in Income Taxes.

2.            PRINCIPLES OF CONSOLIDATION

On November 8, 2005 OMII Corp. acquired all the shares of Vemics, Inc. the Delaware Corporation in an exchange of stock transaction and it became a 100% owned subsidiary of OMII.  The name of OMII was then changed to Vemics, Inc., a Nevada corporation.  Therefore, the accompanying presentation presents the historicfinancials of Vemics, Delaware, the accounting acquirer.

3.            GOING CONCERN

From inception through June 30, 2005, the Company had been in the development stage, devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $25,138,000 and $21,521,000 at March 31, 2009 and at June 30, 2008, respectively.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations.  Financing may not be available on terms satisfactory to the Company, if at all. No formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

4.            NET EARNINGS (LOSS) PER SHARE

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase.  Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes to the weighted-average number of shares of common  stock outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

5.            WARRANTS

As of March 31, 2009, the Company reserved 260,000 of Common Stock for issuance upon the exercise of warrants issued to various short-term lenders. These warrants expire on various dates through March 2014.  Each warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $.05 per share.

As of October 1, 2008, the Company reserved 1,541,667 shares of Common Stock for issuance upon the exercise of warrants issued to one vendor for their research and development of the medical portal. These warrants have expire on various dates through October 2011.  Each warrant will entitles the holder thereof to purchase one share of Common Stock at an exercise price of $.12 per share.

As of September 30, 2008, the Company reserved 4,916,667 shares of Common Stock reserved for issuance upon the exercise of warrants issued to various shareholders.  These warrants expire on various dates through July 2011.  Each warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price ranging from $.04 to $.24 per share.

As of June 30, 2008, the Company reserved 6,385,086 shares of Common Stock for issuance upon the exercise of warrants issued to various shareholders and service providers.  These warrants expire at various dates through February 2010.  Each warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price ranging from $.60 to $1.50 per share.  Management has not assigned a value to these warrants, as it is not practicable to estimate fair value for these financial instruments.  The Company has reserved the right to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

6.            RELATED PARTY TRANSACTIONS

There is one member of our Board of Directors since 2002 who is the largest individual investor in the Company, having invested $3,681,200 to date. He currently owns 22,850,655 shares of common stock and has the right to acquire 2,896,140 additional shares of common stock pursuant to currently exercisable warrants.

The Company has borrowed funds from one member of the board of directors which equal, including accrued interest at 4% per annum, $1,584,883 and $1,400,914 as of March 31, 2009 and June 30, 2008, respectively.

7.            TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc. In addition, we have elected to capitalize all related development costs associated with the completion of the iMedicor™ portal and the underlying technology supporting the portal. The iMedicorÔ portal was launched in late October 2007 and we have begun to amortize its cost on a straight line basis over 60 months.  Amortization expenses were $495,195 for the three months ended March 31, 2009.

	3/31/2009	6/30/2008

Technology and medical software	$9,903,892	$9,263,894
Less: Accumulated Amortization	2,693,884	1,231,550

	$7,210,008	$8,032,344

8.            SHORT TERM NOTES PAYABLE

Payments related to the short-term notes payable is comprised of the following:

	3/31/2009	6/30/2008
Short-term note payable	$232,500	$-0-
Short-term portion of long-term note payable	258,040	357,461
Note payable banks	87,354	299,980
Convertible promissory notes – 15%	823,960
Convertible debentures – 15%	330,411	-0-
Convertible debentures - 17.98%	150,000	150,000
Convertible debentures – 8%	270,000	270,000
Convertible debentures – 10% - 12%	439,497	502,206

Total Short-term notes payable	$2,591,763	$1,579,647

9.            CLEARLOBBY ASSET PURCHASE AGREEMENT

On September 12, 2008, Vemics, Inc. entered into a Limited Asset Purchase Agreement with ClearLobby, Inc., a Delaware corporation, pursuant to which Vemics purchased trademarks, software, license agreements and other assets related to ClearLobby's pharmaceutical communications platform technology.

In consideration for the assets purchased under the Limited Asset Purchase Agreement, the Company paid $250,000, consisting of $10,000 in cash and $240,000 in the form of an unsecured promissory note, and issued to the two owners of ClearLobby, Inc.20,000 shares of restricted common stock of the Company.  The Promissory Note bears no interest and is payable in twelve monthly installments of $20,000 beginning on January 31, 2009 and each succeeding month-end thereafter until the Promissory Note is paid in full on December 30, 2009.  As mutually between the twp parties, the payments have been temporarily suspended except for one payment of $7,500 in March 2009, however all monies owed are still due on or before December 30, 2009.

10.         CONVERTIBLE NOTES

The Company issued a series of Convertible Promissory Notes (the "Convertible Notes") with independent private accredited investors totaling an aggregate gross investment of $1.65 million. The Company has received $650,000 of these gross proceeds through March 31, 2009 and another $375,000 in April 2009. The terms of the Convertible Notes changed subsequent to March 31, 2009 (see subsequent event footnote below).

The Convertible Notes provide for the repayment of principle to the investors on or before the maturity dates, which range between June 1, 2009 and August 1, 2009, which dates can be extended for an additional six-month period at the Company's sole discretion. The Convertible Notes provide for fifteen (15%) percent per annum interest payable on the maturity date to the Investors in either cash or stock in the discretion of the Investor. Under certain circumstances, the Company can prepay each Convertible Note prior to its maturity date or prior to conversion with 30-days' advance notice to the Investors. The Convertible Notes also contain certain affirmative and negative covenants relating to the Company's operations.

As holders of the Convertible Notes, the investors have the option to convert the Convertible Notes at the rate of $0.05 per share into shares of the Company's common stock. The Convertible Notes carry a redemption fee equal to 50% of each Note, which fee is due to the Investors from the Company upon repayment. For example, an Investor who paid in principle of $200,000 would receive $300,000 at redemption, plus interest accrued to date. In connection with the borrowing, the Company has issued warrants (the "Warrants") to the investors to purchase up to an aggregate of 660,000 shares of the Company's common stock. The exercise price of each Warrant will be $0.05 per share and the Warrants will have a 5-year term, unless previously exercised.

11.           SUBSEQUENT EVENTS

On April 24, 2009, Vemics, Inc., a Nevada corporation (the "Company"), issued a secured convertible promissory note (the "Convertible Note") to Sonoran Pacific Resources, LLP (the "Holder") representing an aggregate gross investment of $1.2 million made and to be made by the Holder in the Company. To date, the Company has received $595,000 of the $1.2 million. The remaining $605,000 will be paid by the Holder to the Company, upon receipt by the Holder of monthly draw requests made by the Company on or before the 2nd of each month, as a supplement to the Company's cash receipts subject to the reasonable approval of the Holder.

The Convertible Note provides for the repayment of the outstanding principle amount and any and all accrued but unpaid interest thereon to the Holder on or before December 31, 2009 (the "Maturity Date). The Convertible Note provides for interest at the rate of fifteen (15%) percent per annum payable to the Holder on the last day of each month and on the Maturity Date. Under certain circumstances, upon 30-days' advance notice to the Holder, the Company can prepay all or any portion of the Convertible Note at any time. Any prepayment of the Convertible Note requires the payment of a redemption fee equal to 50% of the amount prepaid, which fee is payable to the Holder by the Company upon repayment. The Convertible Note also contains certain affirmative and negative covenants relating to the Company's operations.

The Holder at its option may elect to convert all or any portion of the Convertible Note into shares of the Company's preferred stock ("Preferred Stock") at the rate of $67,500 per share of Preferred Stock. Each share of Preferred Stock issued shall be immediately automatically converted into shares of the Company's common stock ("Common Stock") or at such time determined by the Holder, equal to 1% of the equity ownership in the Company. For this purpose, equity ownership includes all issued Common Stock including all shares of Common Stock to be issued to the Holder upon conversion of the portion of the Convertible Note to be converted, and all outstanding warrants and options that have exercise prices up to double the average trading day price for the previous 20 days prior to conversion into Common Stock.

In connection with the borrowing, the Company issued to the Holder (a) 4,000,000 shares of Common Stock as a closing fee and (b) warrants (the "Original 480,000 Warrants") to purchase up to an aggregate of 480,000 shares of Common Stock. The exercise price of each Original 480,000 Warrant is $0.05 per share, subject to adjustment. The Original 480,000 Warrants have a 5-year term. In addition, if the Convertible Note is fully drawn and runs to the Maturity Date, the Company will issue to the Holder warrants (the "4,000,000 Warrants") to purchase up to an aggregate of 4,000,000 shares of Common Stock. The exercise price of each 4,000,000 Warrants is $0.05 per share, subject to adjustment. The 4,000,000 Warrants have a 5-year term.

If the Company is able to repay the outstanding balance of the Convertible Note plus accrued interest and the 50% redemption fee on or prior to May 31, 2009, then (a) the Company shall issue to the Holder warrants (the "2,500,00 Warrants") to purchase up to an aggregate of 2,500,000 shares of Common Stock, which 2,500,000 Warrants shall supersede the 4,000,000 Warrants and (b) the Company shall be granted a credit in the amount of $75,000 against the outstanding balance of the Convertible Note. The exercise price of each 2,500,000 Warrant shall be $0.05 per share, subject to adjustment. The 2,500,000 Warrants shall have a 5 year term.

The Company issued and sold the Convertible Note and the Original 480,000 Warrants and 4,000,000 Warrants, and, if the Company is able to repay the outstanding balance of the Convertible Note, plus accrued interest and the 50% redemption fee on or prior to May 31, 2009, will issue and sell the 2,500,000 Warrants, in a private placement transaction made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D thereunder.

On April 24, 2009, pursuant to the Vemics, Inc. 2007 Equity Compensation Plan as Amended, the Company issued 12,450,000 shares of Common Stock to employees, previous employees and directors of the Company for services rendered. Of the shares issued, 8,550,000 shares were issued to executive officers and directors of the Company.

On April 24 the Company issued 5.6 million shares of Common Stock to F. Chandler Coddington, a director of the Company, in consideration for (a) lines of credit guaranteed by Mr. Coddington in the aggregate amount of $683,000 which have been fully drawn upon by the Company and (b) direct short term loans made by Mr. Coddington to the Company in the aggregate amount of $462,000.

On April 24, 2009 the Company issued 300,000 shares of Common Stock to Dr. Larry Shemen, a director of the Company, for consulting services performed on the Company's behalf by Dr. Shemen other than in his role as a director of the Company.

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

Currently, iMedicor™ is a free service for all end-users as we build a customer base; however, we have begun to generate revenues through advertising within iMedicor™.  We expect to significantly increase revenues generated from various components of iMedicor™, including direct pharmaceutical company to physician marketing and product dissemination and inter-Electronic Medical Records (“EMR”) communications, during the next two fiscal quarters.

Our sales in other areas decreased for the quarter ended March 31, 2009 from 2008, as most of our internal efforts have continued to be devoted to redesigning iMedicor™ with increased functionality and establishing new relationships with companies which we believe will be driving forces in significantly increasing the iMedicor™ user base and ultimately drive significantly increased revenues to the Company. iMedicor’s redesigned site with added functionality and integration into ClearLobby™ and NaviNet™ was launched in late in February 2009 and our focus is now expanding our user base, generating revenues through relationships with pharmaceutical companies and medical/healthcare services advertisers and continued integration into our partner sites .

Our iMedicor™ and LiveAccess solutions are focused on education, collaboration, and training.  We offer our services through two separate divisions, Education and Training and Healthcare Services.

We anticipate having five sources of income.  We will generate our primary source of revenue through charging pharmaceutical companies an initial set up fee of approximately $95,000 per year to upload their product specific programs, in all formats.  The initial fee will cover the set up costs and the first 1,500 qualified "click throughs" (i.e., a qualified click through is a physician or a physician’s trusted source, downloading any information available on specific products inside iMedicor™).  Once the 1,500 click throughs are exhausted, iMedicor™ currently intends to charge $25 to $75 per additional click through.  The second source of revenue will be derived through our iMedicor™ Integration Driver, allowing physicians and hospitals using different, incompatible EMR systems to exchange patient information for a monthly fee currently ranging between $25 and $35 per user.  Providing premium services through iMedicor™, such as NuScribe™ and LiveAccess™ for a monthly fee of $99 to $199 per user represents the third source of revenue.  Production, distribution and archiving of sponsored and pay per view CME courses will provide the fourth revenue source.  Lastly, we expect to generate revenues from direct marketing to our iMedicor™ user-base on an “opt in” unobtrusive level from companies who have a desire to reach this particular demographic.  This last source of revenue, while ultimately expected to be a primary revenue stream, will take longer to develop however, we have retained our first client, MedPro, a Berkshire Hathaway company selling medical malpractice insurance, in February of 2009.

As of March 31, 2009, we require approximately $200,000 per month to fund our operations.  If we are successful in raising additional capital, this amount may increase as we expand our sales and marketing efforts and continue to develop new products and services.  Our cash needs are primarily attributable to funding sales, marketing efforts, strengthening technical, and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

We require substantial, immediate funding to meet our current operating and capital expenditure requirements.  To execute on our business plan successfully, we will need to raise additional money in the near future.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  In the quarter ended March 31, 2008, we were successful in raising $415,000 through short-term debt instruments, and another $1,200,000 was committed by February 20, 2009 on the same terms.  The investor committing the $1,200,000 has asked for, and we have granted an extension until May 31, 2009 for this investment.  To off-set the delay in receipt of these funds, we have secured a line of credit in the amount of 1,200,000 with another investor, as reported in an our form 8-K filed May 5, 2009.  All funds raised will be used to maintain current operations and continue development work on iMedicor as we begin to establish paying clients and generate additional revenues.

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

Education and Training

Our focus in the Education and Training Division is focused on the delivery of CME (Continuing Medical Education) courses to the medical community in the U.S., which continues to grow. We are currently in the process of transferring all CME and healthcare related activities from the Education and Training division to the Healthcare Services division.  We may reorganize the Education and Training division by transferring the remaining functions of that division to one of the Company's Education and Training strategic partners.  We have no firm plans currently, however.

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

Results of Operations

Three months ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31
		(unaudited)

	2009	2009	2008	2008
Net Sales and Revenues	$131,707	100%	$160,740	100%
Cost of Services	68,877	52%	82,197	51%
Gross Profit	62,830	48%	78,543	49%

Operational General and Administrative Expenses	653,745	496%	780,498	485%
Depreciation and amortization	518,821	394%	471,743	293%
Bad debt expenses	-	0%	5,000	3%
Total Expenses	1,172,556	890%	1,257,241	782%
Loss before other income (expense)	$(1,109,736)	843%	$(1,178,698)	733%

Revenues

The Company's revenues for the three months ended March 31, 2009 decreased by 18% to $131,707 from $160,740 in 2008, due wholly to the complete suspension of sales of the NuScribe Voice Recognition Appliance and Application.  This suspension of NuScribe sales was intentional, as this component is being redesigned to be bundled as an online application within the iMedicor™ Portal.  During the redesign period, sales efforts of the stand-alone voice recognition engine decreased significantly in 2008 and were suspended completely in 2009 pending deployment as an integrated part of the iMedicor™ portal.   The Company reduced its sales team, which had been engaged in NuScribe sales, and redirected the remaining sales force to building a user base within the iMedicor™ Portal and securing relationships with pharmaceutical companies and advertisers.

Current data shows that at any given time during the day there are between 1,000 and 3,500 concurrent users logged into the iMedicor™ site.  iMedicor™ is a free service for all users as we build the customer base; however, we expect to begin generating revenues from various components within iMedicor™, including, but not limited to, the redesigned NuScribe Voice Recognition Application, sometime in the first or second quarter or our next fiscal year, beginning July 1, 2009.

Our sales in other areas remained flat for the period ending March 31, 2009 compared to the same period for 2008, as most of our internal efforts have been devoted to establishing new relationships with companies like Microsoft, Dell, NaviNet, MedPro and pharmaceutical companies, which we believe will be driving forces in significantly increasing the iMedicor™ user base and ultimately drive significantly increased revenues to the Company.

Cost of Services

Cost of services as a percentage of revenues was 52% for the quarter ended March 31, 2009 as compared to 51% for the quarter ended March 31, 2008 representing no significant difference.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $653,745 in the quarter ended March 31, 2009 from $780,498 in 2008, or 16%.  The Company continued to consolidate it’s workforce to focus most of out efforts on the iMedicor™ build-out and to conserve available cash and has also phased out all marketing a sales operations overseas in Russia and other countries as the focus has turned specifically to the US Healthcare Services market.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the quarter ending March 31, 2009 to $518,821 from $471,743.  This is attributed to the capitalization of development costs associated with the redesign and redevelopment of the iMedicor™ website to a technology asset and the subsequent amortization.  The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with its completion.  The iMedicor™ product was launched in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.

Loss from Operations

Income (loss) from operations for the quarter ended March 31, 2009 totaled ($1,109,736) or approximately 843% of net revenue compared to ($1,178,698) or approximately 733% of net revenue for the quarter ended March 31, 2008.  The decrease in income from operations for the quarter ended March 31, 2009 was primarily due to the Company’s focus on the continued development of iMedicor™ and on the increase of the iMedicor™ portal’s user base and the belief that a larger user base prior to instituting revenue generating programs via the iMedicor™ portal would inherently increase the value of not only the portal, but the company as well.  It should also be noted that the disparity between percentage losses between the quarter ended March 31, 2009 and March 31, 2008 is wholly attributable to the increased amortization of the iMedicor™ technology asset and, without the increase in depreciation and amortization, the operating loss for the three months ending March 31, 2009 would have been a similar percentage of revenue to the operating loss from the same three months in 2008.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

The Following sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statement of operations.

	Nine Months Ended March 31
		(unaudited)

	2009	2009	2008	2008
Revenues	$293,217	100%	$468,307	100%
Cost of Services	92,417	32%	140,813	31%
Gross Profit	200,800	68%	327,494	69%

Operational General and Administrative Expenses	1,840,468	628%	3,353,114	717%
Depreciation and amortization	1,510,496	515%	811,319	173%
Bad debt expenses	-	0%	5,000	1%
Total Expenses	3,350,964	1,142%	4,169,433	890%
Loss before other income (expense)	(3,150,164)	1,074%	(3,841,939)	820%

Revenues

The Company’s revenues for the nine months ended March 31, 2009 decreased by 37% to $293,217 from $468,307 in 2008.  This decrease is attributed to the management’s decision to move away from both the general subscription-based communications and education market and the slow-down and ultimately suspension of sales of the Nuscribe appliance pending it’s integration into the iMedicor™ site, and the focus of our efforts primarily in the healthcare market, providing communications and education.  By changing the focus of the Company, traditional sales opportunities were less available until such a time as iMedicor™ was ready for launch.

The development of the iMedicor™ portal has become the Company’s primary focus.  As a result, revenues decreased as more of the Company’s resources were allocated to iMedicor as well as the establishment of relationships with medical societies, educational institutions, pharmaceutical companies and technology companies, which we believe will be the cornerstone of the projected success of iMedicor™.

Cost of Services

Cost of services for the nine months ended March 31, 2009, was 32% as compared to 31% for the previous nine month period, representing no material difference.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $1,840,468 for the nine months ended March 31, 2009 as compared to $3,353,114 for the prior six months, or 45%.  This decrease is due primarily to the consolidation of our workforce, the slow-down of NuScribe sales efforts and related costs associated with new Nuscribe customers and the phase-out of overseas marketing and sales efforts.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the nine months ended March 31, 2008 to $1,510,496 from $811,319, which is entirely attributed to the assignment of the purchase price of NuScribe and iMedicor™ to a technology asset, the capitalization of development costs associated with the continued development of iMedicor™ and the subsequent amortization of that asset.

Loss from Operations

Income (loss) from operations for the nine-month period ended March 31, 2009 totaled ($3,150,164) or approximately 1,074% of net revenue compared to ($3,841,939) or approximately 820% of net revenue for the nine-month period ended March 31, 2008.  The decrease in income from operations was primarily due to the Company’s focus on the continued development of iMedicor™ and on the increase of the iMedicor™ portal’s user base and the belief that a larger user base prior to instituting revenue generating programs via the iMedicor™ portal would inherently increase the value of not only the portal, but the company as well.  It should also be noted that the disparity between percentage losses between the quarter ended March 31, 2009 and March 31, 2008 is wholly attributable to the amortization of the iMedicor™ technology asset and in fact, without the increase in depreciation and Amortization, the operating loss for the nine months ending March 31, 2009 would have been a smaller percentage of revenue than the operating loss from the same nine months in 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $12,670 at March 31, 2009 compared to $212,566 at June 30, 2008.  $200,000 of this difference is due to the company’s election to use an interest-bearing certificate of deposit it held with a bank, which was offsetting a note payable accruing greater interest to pay down a significant portion of that note.

Net cash used by operating activities was $241,573 for the three months ended March 31, 2009 as compared to $305,934 for the three months ended March 31, 2008.  The decrease is primarily due the companies continued consolidation of operations to preserve cash.

Net cash used by investing activities was $165,000 for the three months ended March 31, 2009 as compared to cash used by investing activities of $65,482 for the three months ended March 31, 2008, and was primarily due to capitalization of technology development costs.

Net cash provided by financing activities was $396,267 for the three months ended March 31, 2009 as compared to net cash used by financing activities of $438,022 for the three months ended March 31, 2008, representing no material difference.

In the quarter ending March 31, 2009 the Company entered into a series of Convertible Promissory Notes with independent private accredited investors totaling an aggregate investment of $1,615,000.  The Company had received $415,000 of these gross proceeds as of March 31, 2009.  The remaining $1,200,000 was due on or before February 20, 2009, however the investor committing these funds has asked for, and the Company has granted, an extension until May 31, 2009 to remit these funds.  The Company has not received these amounts as of the date of this filing of Form 10-Q.  As of the date of this filing, we have been informed by the investor who has committed the $1,200,000 to expect to receive the funds no later than May 31, 2009. To off-set the delay in receipt of these funds, we have secured a line of credit of 1,200,00 with another investor, as reported in an 8-K filed May 5, 2009.

Due to our serious cash position and the reduction in sales revenue prior to generating revenues through the iMedicor™ website, the Company has continued to reduce costs where possible, including eliminating certain non-essential staff positions and eliminating non-essential operating costs.

The Company continues to operate at a loss and is projected to do so until the second or third quarter of our next fiscal year.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.  In July 2008, we issued 14,166,667 shares of Common Stock through a private offering to accredited investors through which we raised $1,700,000.  Notwithstanding the receipt of this additional capital, the Company requires significant additional capital to cover its current overhead as well as to satisfy existing obligations.

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

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2009, the period covered by this Form 10-Q.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ending March 31, 2009 the Company issued a series of Convertible Promissory Notes (the “Convertible  Notes”) with independent private accredited investors (the “Investors”) representing investments totaling an aggregate gross investment of $1,615,000.  As of March 31, 2009, $415,000 of these notes had been executed and funds had been received.  The Convertible Notes provide for the repayment of principle to the Investors on or before the maturity dates, which range between June 1, 2009 and August 1, 2009, which date can be extended for an additional six-month period at the Company’s sole discretion.  The Convertible Notes provide for fifteen (15%) percent annual interest payable on the maturity date to the Investors in either cash or stock in the discretion of the Investor.  Interest on the Convertible Notes is due on the maturity date of each Note.  Under certain circumstances, the Company can prepay each Convertible Note prior to the maturity date or prior to conversion with 30-days’ advance notice to the Investors.  The Convertible Notes also contain certain affirmative and negative covenants relating to the Company’s operations.

Each holder of a Convertible Note has the option to convert the Convertible Notes at $0.05 per share into the Common Stock.  The Convertible Notes carry a liquidation redemption fee equal to 50% of each Note, which fee is due to the Investors from the Company upon repayment.  For example, an Investor who holds a convertible note in principle amount of $200,000 would receive $300,000 at redemption, plus interest accrued to date.

In connection with the borrowing, the Company is obligated to issue warrants to the Investors to purchase up to an aggregate of 640,000 shares of the Common Stock.  The exercise price of each warrant will be $0.05 per share and the Warrants will have a 5-year term, unless previously exercised.

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

Vemics, Inc. (Registrant)

Date: May 15, 2009	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009		/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer (Principal Accounting Officer)