Form 10-K
period 2009-06-30
Vemics, Inc.
filed 2009-10-13
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended June 30, 2009

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes❒ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ❒ Accelerated filer ❒ Non-accelerated filer ❒ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ❒ No ☒

Aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 30, 2008: $3,521,259.

The number of shares outstanding of the Registrant's common stock as of September 29, 2009: 128,623,635

DOCUMENTS INCORPORATED BY REFERENCE

None

VEMICS, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2009

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

PART I

Item 1.                 Business

OVERVIEW

Vemics, Inc. (the “Company”) builds portal-based, virtual work and learning environments  in healthcare and related industries. Our focus is twofold: iMedicor, our web-based portal which allows Physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, and; recently acquired CleatLobby technology, our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.   Our solutions allow for physicians use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.   Our solutions –

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

OUR TECHNOLOGY-BASED SOLUTIONS

The iMedicor portal is designed to place mission-critical tools and features in the hands of physicians and their staff.  The portal allows medical practices to reduce cost and increase healthcare to patients through upgraded, HIPAA-compliant modern communication technology. iMedicor provides a HIPAA-compliant transport network that moves digital on-line records and images, allows for peer collaboration, expansion of the physicians referral network, the ability to create communities and to access educational resources in various formats for various purposes. The educational content is available as certified continuing medical education (CME), non-certified telemedicine and product-specific resources.

After registering with iMedicor authenticating their identity, physicians, healthcare professionals and patients are prompted to either fill out their own profile or edit their CV that can be pre-populated into the portal through a partner database that expedites physicians’ registration on the portal and allows them to begin using it immediately to take advantage of all the benefits the portal has to offer.  Once a patient/physician relationship is confirmed within iMedicor, a secure sub-network is created for them to enable safe, private information exchange.

iMedicor employs a proprietary print driver technology that allows for exportation of documents and images from any EMR system, thus addressing the issue of Interoperability.  iMedicor also facilitates the exchange of CCR (Continuity of Care Records – the expected soon to be standard for Interoperability between EMR’s) files between users. As a use-case-scenario, specialists have the ability to send a CCR from their EMR to a patient’s primary care physician and copy the patient. The patient can then export the CCR directly into their Microsoft HealthVault account for future retrieval anytime, anywhere.  Until the launch of iMedicor, management believes that no such solution existed for the healthcare industry. With the Obama administration’s healthcare initiative to transform all healthcare records to digital format by 2013, the need for an on-line transport system has become acute.  The Company believes that:

•	iMedicor allows patients and healthcare professionals to transport digital records in an electronic, HIPAA-compliant environment.
•
iMedicor represents a communications-based technology service that will change the profile of healthcare communication by reducing the time from referral, to testing, to diagnosis from several days to just minutes.

•	iMedicor helps lower the cost of healthcare by reducing the duplication of testing since test results can be shared electronically instead of having to repeat them.

Within the iMedicor Portal and in conjunction with partners the Company has created a combined solution that provides a unique, targeted alert system that delivers interventions at the point-of-care before a prescription is written.  Utilizing patient data and analytics, alerts are triggered and delivered through the iMedicor mobile platform, that inform the doctor of medication qualifications and if the patient is adhering to a specific prescribed medication program.  Alerts are electronically sent directly to the physician at their office, on their cell phone or mobile device before they begin the patient encounter.  In addition, staff members are notified that they should print-out an alert to be placed directly in the patient’s chart for the physician to see.  This ability is significant throughout the entire healthcare system:  Physicians will have the ability to deliver higher quality healthcare to patients; Insurance companies can potentially reduce costs because the patient receives better, faster and less intrusive care; and, pharmaceutical companies can create greater product awareness.

Online CME and CE programs are also available through iMedicor – across multiple specialties – with emphasis given to programs developed and offered by medical associations and premiere providers.  All programs are accredited and most are free.  iMedicor offers up-to-the minute medical news content and a powerful web-search engine that spiders over 600 health related websites.

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

2.
To redefine the relationship between pharmaceutical companies and physicians.  Physicians are pushing back further and further from the pharmaceutical representatives who visit their offices each day.  Many have banned these visits all together.  Vemics’ newly acquired ClearLobby Pharmaceutical Communications Platform technology will change the dynamic in the pharmaceutical company-physician relationship, giving control to the physician and allowing the physician to choose when and what information is presented.  Pharmaceutical companies are billed transactionally based on messaging interactions, which means that when a physician clicks on any type of content (message) which has been placed into iMedicor by a pharmaceutical company, the pharmaceutical company is then charged a fee for that “click-through.”

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

RECENT DEVELOPMENTS

Acquisition of Pharmaceutical Communications Platform Technology from ClearLobby, Inc.

On September 12, 2008, the Company entered into a Limited Asset Purchase Agreement with ClearLobby, Inc., a Delaware corporation, pursuant to which the Company agreed to purchase trademarks, software, license agreements and other assets related to ClearLobby’s pharmaceutical communications platform technology.  The ClearLobby technology will lead to an online service designed to change the dynamic between physicians and pharmaceutical companies by placing control of the relationship firmly in the hands of the physician.  On August 3, 2009, the Company completed this acquisition with the issuance of 2,000,000 shares of the Company’s common stock.

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

iMedicor ClearLobby™ -- ClearLobby is a pharmaceutical marketing platform that allows physicians to receive disease management and medication adherence alerts and electronically communicate directly with their pharmaceutical representatives. ClearLobby is also a content delivery system that has the ability to place important drug marketing information in front of physicians far more effectively than traditional pharmaceutical industry direct marketing methods. Within ClearLobby, a physician gains control of the relationship between their medical practice and a pharmaceutical representative.  A physician can also electronically access the most recently updated drug and device information, peer-reviewed journals, case studies, clinical trial reports, etc. through iMedicor. In addition, a physician can order samples, make specific appointments with pharmaceutical representatives and directly contact a Medical Science Liaison (MSL) for in-depth information concerning a drug, including off-label usage instructions, not available through a pharmaceutical representative.

iMedicor LiveAccess™ -- LiveAccess is an  interactive collaboration platform that delivers video, wideband audio and a full suite of web–collaboration tools in a single browser window accessible from PCs or Laptops enabling organizations and individuals to work and learn "virtually" as if everyone were in the same room.  The system is currently used in self-generated CME productions that are staged, marketed and delivered by iMedicor.  Later in 2009 the system will be integrated into iMedicor’s collaboration tool set, providing real time video, audio and data to physicians seeking to upgrade their on-line collaboration capability.

iMedicor NuScribe™ -- NuScribe is a voice-recognition document creation and information management system that enables physicians to create and manage patient medical records online, using advanced voice recognition technology.  NuScribe™ is HIPAA-compliant and includes SureScripts’s® e-Prescribing tools. The NuScribe system will be integrated into the core services offered by iMedicor by the end of 2009.

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

Fulfilling a Market Demand

  iMedicor has aggressively and efficiently launched its growth strategy and plans to deploy resources to accomplish the following:

•	Continue to build a brand with a loyal, receptive audience that continues to use the tools and services within the portal for increasing periods of time each day as normal-course-of-business;
•	Increase technological barriers to entry by competitors while increasing our revenue and market share in each of our vertical businesses;
•
Evolve our business model into a market access consulting company that executes e-marketing strategies for pharmaceutical and medical device companies that require access to specific demographics (physicians and other healthcare professionals);

•	Enhance the product and service suite to include a more robust suite of features as demanded by our subscribers;
•	Provide online surveys using our services to better understand physician's needs, habits and behaviors and offer that intelligence to our revenue generating clients;
•	Enhance sales capabilities by partnering with experienced pharmaceutical marketing consultants to ”co-brand” an integrated electronic marketing strategy to prospective pharmaceutical clients;
•	Hire sales representatives who understand how major advertising agencies directly penetrate pharmaceutical companies at the highest level of the decision-making chain;
•	Evolve our core business into a business that provides the capability for our clients to improve the healthcare system in the country;
•	Have the resources available as needed to support the development of systems ahead of the Obama healthcare initiative for on-line, digital medical records;
•	Develop new verticals such as clinical trial marketing and recruiting.

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

Professional Community, Referrals and Consultations -- Physicians and other medical professionals typically collaborate very little outside of their local circle of influence often due to the challenges of identifying and building a database of trusted peers .  iMedicor makes it easy to identify, invite and collaborate with a constantly growing membership base.  Members can review other member biographies; read posted papers and articles, contribute and share information and ideas; consult; provide referrals and choose when and with whom they wish to communicate.

Access to Certified CME and Non-CME Educational Resources -- iMedicor provides access to the best in online practice-relevant education and CME.  Portal members can access traditional on-demand (asynchronous) programs and view live, streamed programming and video archives.

Pharmaceutical Company Content Delivery -- The iMedicor ClearLobby platform is a content management and delivery system that allows pharmaceutical companies to post pertinent content that is then accessed and reviewed by physicians.  Once a physician reviews the information he may request a meeting, ask questions and order samples directly from the pharmaceutical representative assigned to the physician - all through ClearLobby.  The sales representative then communicates directly with the physician to fulfill the physician’s  requests.  This new electronic exchange of information will make  use of the representative’s time far more effectively and empowers the physician in this relationship.  The platform is not used in the place of pharmaceutical company representatives, but instead makes their interactions with physicians more frequent and more effective.

BUSINESS OPERATIONS

In our fiscal year 2009 we have  shifted all of our efforts and resources to the build-out and promotion of iMedicor and ClearLobby.  We have also completely integrated what was our Education and Training group into iMedicor operations and we now operate as one group and no longer delineate between Healthcare Services and Education and Training.   iMedicor has achieved significant early-stage success. Since the initial launch of iMedicor 1.0 on October 10, 2007, iMedicor has continued to develop its technology and has successfully launched iMedicor version 2.0 (February, 2009) and version 2.2 (July 2009), each with added features and integrations.  The company has secured a target audience of hundreds of thousands of doctors to which it plans to market via its marketing partnerships, and also has access to over a million non-physician professionals in the healthcare system. The successful launch of iMedicor 2.0 and 2.2 has begun to drive brand awareness within our target markets and we expect to start to generate multiple revenue streams in the second and third quarters of 2010.

The combination of features offered by iMedicor addresses  existing educational needs for physicians and other healthcare providers and the ability to transfer personal health information electronically in a method which satisfies federal HIPPA regulations that proscribe the transmission of records via email.   Currently all aspects of iMedicor are offered free of charge to physicians and other healthcare providers using the portal, however we expect to begin charging for premium services within the portal in the third quarter of this year.  The content sponsors pay for CME content, which users can access via the portal.

Revenue will be derived from multiple sources within the portal:  Access to premium productivity tools including iMedicor NuScribe™ and iMedicor LiveAccess; the iMedicor Integration Driver by charging monthly fees for two-way access between disparate EMR technologies; iMedicor ClearLobby by providing direct access to physicians by pharmaceutical companies’ product information on a per-physician interaction basis; and the production, distribution and archiving of Continuing Medical Education courses.  We anticipate, however, that the principal revenue generated through iMedicor will be derived from profiled direct marketing and access to our user base in a non-intrusive manner whether through advertisements, sponsorships or other marketing relationships.  We anticipate further that interested parties such as pharmaceutical companies, medical device companies and other high-end retailers and service providers will be interested in accessing this highly sought after demographic of physicians and other healthcare providers.

We have recently announced multiple new relationships focused on iMedicor, which we believe will both help establish iMedicor’s position as a leader in collaborative communications for healthcare professionals in the U.S. and increase the registration/user base of the portal.  For example:

•
 Strategic Alliance with NaviNet effective December, 2008.  NaviNet is a leader and innovator in unifying electronic communications between healthcare providers and their business partners. Over 730,000 physicians and 1.5 million healthcare workers in the US have subscribed to the NaviNet system. The industry's leading health plans and partners rely on NaviNet's breakthrough approach to redefining provider communications. NaviNet touches virtually every staff member in a medical clinic, including physicians, but focuses specifically on physician / insurance carrier communications. The NaviNet portal is free to physicians. The paying clients are large health insurance companies.  iMedicor’s strategic alliance with NaviNet that will allow its healthcare providers access to iMedicor’s suite of productivity and communications tools.  By integrating NaviNet’s user base into iMedicor’s technology interface, iMedicor has created a significant barrier to entry in the on-line digital records transport space. iMedicor has concurrently created the critical mass required to effectively market access to the medical community demographic to interested parties, such as pharmaceutical companies, medical device companies and other such businesses.

•
Joint Marketing Agreement with Franklyn Ideas, LLC.  Franklyn Ideas is a 15-year-old pharmaceutical marketing firm working with 10 active pharmaceutical companies and more than 100 individual pharmaceutical products. Franklyn and its principals were significantly involved with the launch of Lipitor, the largest grossing drug in the world. The company provides services to its pharmaceutical clients by creating and managing content, providing graphic design services, designing marketing programs, executing new product launches, and managing labeling compliance oversight. Franklyn Ideas has determined that iMedicor represents s significant opportunity to give it’s clients a low-cost alternative to traditional pharmaceutical marketing.

•
Service Agreement with eRx Network (“eRx”) effective November 30, 2008.  eRx Network is a leading provider of third-party claims management and analysis services, Medicare and Medicaid DME billing services, and electronic prescribing services to the retail pharmacy industry.  Our solutions provide our customers the tools necessary for improving their profitability, efficiency and accuracy.  In August of 2009   eRx and iMedicor launched their pilot program with a mid-western pharmacy chain to mutually implement bi-directional connectivity services between the eRx and iMedicor web portals to facilitate the exchange of prescription related data.  On September 30, 2009, following the successful launch, all 225 of the pilot pharmacy's outlets went live, well ahead of the projected schedule.  The term of this Agreement is three years from the effective date with an automatic one-year renewal unless either party gives ninety day written notice prior to the initial term or any renewal term of intent not to renew.

•
Service Agreement with Medlink effective December 27, 2007.  Medlink network offers discounted fees for major tests (for example:  CAT Scans, MRI, X-Rays Etc) to patients with inadequate or no insurance administered directly through doctors’ offices.  Currently MedLink represents over 1900 freestanding medical images (x-ray, MRI etc) facilities, 500 neurologists and over 40,000 referring physicians.  We have executed an agreement that will allow Medlink to offer iMedicor to its network members to transport test results from the imaging facilities directly to the referring doctor and primary care physicians.  The widespread adoption of iMedicor by MedLink providers will improve healthcare communications by reducing the time it takes to receive test results from several days to several minutes.

•
Microsoft HealthVault Solution Provider Agreement between Vemics, Inc and Microsoft Corporation effective February 15, 2008.  Through this agreement, Vemics’ iMedicor HIPAA compliant Electronic Health Record Transport portal will give HealthVault subscribers a user-friendly conduit for patient-physician communication as well as expedited access to their medical records and images.  There are no direct fees associated with this agreement.  Beta testing for the integration of the two platforms is ongoing, and the Company expects to launch the integration in the second quarter of 2009.  The term of this agreement is one year from the effective date and will automatically renew on each anniversary for successive one-year periods, unless either party terminates with 60 days written notice.

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

•
Agreement with Medical Protective.   In February of 2009 the Company entered into an agreement with Medical Protective to utilize iMedicor's medical community portal to market medical malpractice liability insurance to doctors and their staff nationwide.  These communications, transmitted through the portal in video, audio or text, will allow recipients to make product inquiries or schedule appointments with Medical Protective representatives on a 24/7 basis.  Under the program, the revenue will be generated for every lead generated for Medical Protective through the iMedicor portal

•
Agreement with AMA Insurance Agency (“AMAIA”).  On July 21, 2009, the Company, entered into a Service Agreement with AMAIAI whereby the Company shall produce a series of  educational seminars/webinars for  AMAIAI to be broadcast  to eligible entities/individuals accessing Vemics via its iMedicorTM portal.  iMedicor will also be responsible for promoting the seminars through direct messaging to its users and by placing advertisements within iMedicor 14 days prior to the  initial broadcast of each seminar.  AMAIAI shall be responsible for developing the content of each seminar, including the selection of the appropriate speaker(s).  The first seminar was scheduled for broadcast on August 19, 2009 and broadcast of additional seminars will continue thereafter.  AMAIAI will pay Vemics $60,000 within 7 days of July 21, 2009 and an additional $35,000 on or before January 15, 2010.  The payments represent an advance payment for the marketing, production, staging and distribution of the seminars and up to 1,500 registrations and/or other leads that will be generated to AMAIAI through the broadcast of the seminars and through marketing efforts provided by iMedicor.  Any additional activity in regard to registrations and / or other leads above 1,500 total will be paid for at a scheduled rate.  For the purpose of the Agreement, a registration and/or  lead will be any eligible entity/individual which registers for a seminar and/or requests information about AMAIAI’s products by filling out the registration or request form provided by iMedicor containing the AMAIAI required data.  The first of the seminars was aired in August of  2009 with semicars scheduled to air approximately every six weeks into 2010.

•
Agreement with Transgenomic (OTCBB:TBIO).  On September 15, 2009 the companies entered into an agreement to develop an educational marketing program for NuroPro, Transgenomic's diagnostic tests for Alzheimer's and Parkinson's disease.  The alerts-based Internet program will target neurologists, gerontologists and primary care physicians to announce the commercial launch of Transgenomic's NuroPro assays for these devastating neurological diseases.  Through its HIPAA-compliant information transfer and communications portal, iMedicor's proprietary Alert system will provide a unique, in-depth targeted program that places client messages in the hands of specific physicians and their staff at the point of care.

•
Agreement with Access Pharmaceuticals (OTCBB: ACCP).  This program, scheduled to launch in the fourth quarter of 2009, will deliver targeted online marketing messages to 216,000 specialty medical practices across the country via the iMedicor portal for the North American commercial launch of MuGard, its FDA-approved oral wound rinse, for the management of oral mucositis and stomatitis caused by radiotherapy and/or chemotherapy..  Access Pharmaceuticals will pay a monthly fee for specific click through responses, and iMedicor will receive royalties of up to five percent on sales generated by the program.

SALES AND MARKETING

iMedicor Marketing

Our marketing strategy consists of building our brand by creating a company and product presence in the healthcare industry as well as at conferences and events in order to raise visibility within that industry.  We conduct product demonstrations and consult with potential customers such as physicians, pharmaceutical companies, by means of  trade shows, national medical association meetings and trade print advertising.  We have also developed programs to expand the iMedicor user base through invitations by existing users to their colleagues to communicate through the iMedicor portal.  We seek in the coming year to accelerate our efforts to build a loyal user audience within our portal, thereby increasing the average time per day that a physician or practice uses our suite of productivity and communications tools as a normal part of running a healthcare organization.  Furthermore, we have enhanced our product offerings in the releases of iMedicor 2.0 and 2.2 with the features demanded by actual users and provide online surveys using our services to better understand physicians’ needs, habits and behaviors and offer that intelligence to our revenue generating clients.

The initial user-base of iMedicor continues to grow and expand through our numerous strategic alliances.  Further expansion will be facilitated through viral growth, expanded use of our ClearLobby Pharmaceutical marketing tool and additional strategic alliances.  Through its user-base, iMedicor has the ability to market any number of different products and services.  Thus, a sales team has begun to market the iMedicor technology service to organizations such as pharmaceutical companies and medical device manufacturers with initial successes that include relationships with AMAIA. Medical Protective, Access Pharmaceutical and Tansgenomic.  Advertising sales for iMedicor will be handled through third- party organizations.  iMedicor will also make available product specific educational programs paid for initially by pharmaceutical companies and medical device companies.

Pharmaceutical Company Marketing

We believe that the pharmaceutical marketing landscape has changed dramatically over the last ten years for the worse due to the overall negative perspective that the pharmaceutical companies’ sales and marketing methods are too aggressive and result in conflicts of interest.  We have confirmed that pharmaceutical companies are now actively looking for new, relatively low-cost platforms to gain access to physicians that differentiate them from the common perception.  Pharmaceutical company representatives get less and less time in front of physicians, and physicians grow exceedingly impatient with the overly aggressive tactics and constant flow of representatives visiting their offices on a daily basis.  Although the relationship creates frustration amongst physicians, the information that the pharmaceutical companies are trying to deliver is very important to the proper prescribing of the drugs themselves.  In addition, the Pharma Research and Manufacturers of America (PhRMA) imposed a moratorium that requires pharmaceutical companies to educate physicians for a full six months before the drug is available for prescribing.

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

COMPETITION

The Company experiences potential competition from a variety of sources with respect to virtually all of its products and services.  The Company knows of no single entity that competes with it across the full range of its products and systems.  The lines of business in which the Company is engaged are highly competitive.  Competition in the markets served is based on a number of considerations, which may include price, technology, applications experience, know-how, reputation, service and distribution.  While we believe we offer a unique combination of products and services to the healthcare industry, such as personal health information exchange, CME, pharmaceutical marketing and medical transcription, a number of competitors offer one or more similar products and services in one or more of our niche markets.

●
Electronic Medical Records (EMRs): EMR systems create, store and manage personal health information (PHI). Physicians and office staff rely on the systems to complete all encounter charting and coding. Most EMRs employ e-prescribing and lab interfaces. EMRs do not typically represent direct competition to iMedicor because they don’t represent a neutral offering of information exchange or secure messaging. Although they may offer some secure messaging functionality, they do not interact with other EMR systems and are of limited value.  Many EMR systems push and pull granular data in the form of a CCR or CCD. IMedicor is an excellent transporter for these types of data because they are exported in the format of an XML file. Leaders include:  Allscripts, Athenahealth, Cerner, eClinicalWorks, Eclipsys, e-MDs, Epic, GE Centricity / IDX, Greenway, McKesson / Practice Partner, Misys, NextGen, Pulse Systems, Sage.

●
 Personal Health Records (PHRs): A PHR is typically a health record that is initiated and maintained by an individual. An ideal PHR would provide a complete and accurate summary of the health and medical history of an individual by gathering data from many sources and making this information accessible online to anyone who has the necessary electronic credentials to view the information.  One of the principle distinguishing features of a PHR is the platform by which it is delivered. The types of platforms include: paper, personal computers, the internet, and portable devices.  PHRs compete with us only on the level that we have a partnership with Microsoft HealthVault. HealthVault is positioned by Microsoft as a platform and not a PHR. Each PHR site wants other sites such as iMedicor and PHR vendors to utilize their platform so that they can monotize traffic and data. We have taken a stance of neutrality and would be willing to work with most any PHR site, however this is not a priority. We have the ability to move data from physician to patient to patient’s PHR if properly integrated.  PHR market leaders include:  Microsoft HealthVault; Google Health; Active Health; Medem; Revolution Health/ Waterfront P.E.

●
Health Information Exchange (HIEs) are products that facilitate the mobilization of healthcare information electronically across organizations within a region or community. An HIE provides the capability to electronically move clinical information among disparate health care information systems while maintaining the meaning of the information being exchanged. The goal of HIE is to facilitate access to and retrieval of clinical data to provide safer, more timely, efficient, effective, equitable, patient-centered care. HIE is also useful to state public health authorities to assist in the analyses of the population. Formal organizations are now emerging to provide both form and function for health information exchange efforts. These organizations (often called Regional Health Information Organizations, or RHIOs) are ordinarily geographically-defined entities which develop and manage a set of contractual conventions and terms, arrange for the means of electronic exchange of information, and develop and maintain HIE standards.

●	We compete with most HIE companies in that their applications typically encapsulate the functionality that iMedicor offers in addition to their more core function of more granular data exchange. The overlap is secure messaging, electronic referrals and CCR/ CCD exchange. The additional functions they offer are the ability to integrate fully with EMRs and to centralize data pulled from multiple, disparate information systems with an enterprise master patient index.

●
Patient Portals/ e-consults/ Secure messaging: These types of companies offer healthcare-related online applications that allow patients to interact and communicate with their healthcare providers, such as physicians and hospitals, and represent the greatest direct competition to the iMedicor portal because their products, unlike HIEs, are mostly based on the same core functions that iMedicor offers such as electronic referrals, secure messaging and CCR/ CCD exchange and physician to patient messaging.. Typically, portal services are available on the Internet at all hours of the day. Some patient portal applications exist as stand-alone web sites and sell their services to healthcare providers, while other portal applications are implemented into the existing web site of the healthcare provider. Patient portals benefit both patients and healthcare providers by increasing efficiency and productivity. Patient portal applications might allow patients to register and complete forms online, which can streamline and shorten visits to clinics and hospitals. Many portal applications also allow patients to request prescription refills online and contacts, access medical records, pay bills, and schedule appointments. Patient portals also typically allow patients to directly communicate with healthcare providers by asking questions and leaving comments   None of the companies we have identified, however,  have the same model as iMedicor does. They are all sold into health systems for the use within that particular system rather than being interoperable with all existing systems. iMedicor differs in that it is free to all stake holders and creates one large health community with private sub-networks within.  Market leaders include:  Medem; Relay Health;  Kryptiq; Med Fusion; Quest Care360.

●
E-Detailing: E-detailing refers to the use of computer technology to enhance or bypass the pharmaceutical representative's traditional sales call to healthcare providers. (The traditional sales call is known as "detailing.")  Either internet based or loaded onto a tablet PC, an e-detail is an interactive presentation which is backed up by CRM systems to allow for a tailored marketing approach for every single customer. Internet based e-detailing is seen by some as a method to overcome the challenge sales representatives face to secure physician meeting, the e-detail effectively replacing the face-to-face contact. Because it is an interactive medium, the belief is that the physician will be more engaged in the messages that she or he is exposed to and thus the message will have higher salience and retention.

●	e-Detailing portals typically offer only content delivery and face a constant up-hill battle for recruiting physicians to come back to their portals given that there is nothing else for them to experience there. iMedicor’s ClearLobby is also a content delivery system that goes one critical step further than traditional e-detailing by connecting the physician with the pharmaceutical representative directly through electronic messaging. iMedicor also differs in that it offers a value-added set of free tools and services outlined above under the products and services portion of this report, which physicians and healthcare professionals become reliant upon for regular use. This allows iMedicor to position ClearLobby in front of regular physician traffic through either iMedicor or NaviNet initially to eradicate the recruiting challenge. Market leaders include: Closer Look; Lathian; Physician’s interactive; Aptilon; Medsite.

●
Medical Social Networks: These are sites that promote the exchange of thoughts, ideas and opinions by physicians through electronic polls and forums. These forums are in most cases physicians only and they allow users to create polls with multiple-choice answers that draw on the “wisdom of the crowd”. Most of  these networks offer other standard features such as job boards and CME content. They monetize their user base in various ways such as offering access to postings to paying clients that can benefit from understanding physician thoughts on drugs and medical devices such as investment firms and pharmas. iMedicor is often compared to sites like Sermo because we market ourselves as a social/ professional network for physicians; however we are very different because we focus on healthcare IT and personal information exchange instead of discussion forums. iMedicor gives physicians a tool that helps them practice real medicine around real cases.  Market leaders in Medical Social Networking include:  Sermo; Medpedia; Medscape Physician Connect; SocialMD; Doctornetworking.com.

●
Physician’s Interest Portals/ CME/ Journal Articles: Physician’s interest portals are sites that typically create large physician traffic numbers by offering them relevant content that they need to maintain their medical licensure or just keep up-to-date on the latest treatments and practices. These sites offer CME, news, journal articles and medical conference updates.  We can look at these sites as competitors, but in reality they may come to be strategic partners due to their substantial traffic. There is overlap in some cases in that we also offer CME. We have already partnered with Physician’s Practice because we can use their content, news and medical search engine which are all being piped into and offered through iMedicor.  Market leaders include:  Medscape; MDLinx; Medline; Physician’s Practice (CMPMedica); MedPage.

 EMPLOYEES

On September 29, 2009, the Company had 12 full-time employees.  In addition we have several contract workers and consultants.  We believe our relations with our employees are good.

Item 1A.                   Risk Factors

Our business is difficult to evaluate because we have a limited operating history.

Our predecessor entity, E & M Management, was formed in 1992; however, Vemics-Delaware, our current operating business, was incorporated on July 17, 2001, and remained a developmental state company until recently.  Because of our limited operating history, we do not have significant historical financial information on which to base planned revenues and operating expenses.  For the first four years, gross revenue was slightly over $200,000 in total.  Gross revenue has declined from $942,000 for the fiscal year ended June 30, 2007, to approximately $347,000 for this past fiscal year.  We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

     ■     our ability to achieve significant sales for our products and services;

     ■     the cost of technology, software and other costs associated with production and distribution;

     ■     the size and rate of growth of the market for Internet products and online content and services;

     ■     the potential introduction by others of products that are competitive with our products;

     ■     the unpredictable nature of online businesses and e-commerce in general; and

     ■     the general economic conditions in the United States and worldwide.

In view of the foregoing, our results of operations and projections of future operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

We require substantial additional capital to continue as a going concern which if not obtained could result in a need to curtail or cease operations.

To execute on our business plan successfully and provide for our future operating and capital expenditure requirements, we require substantial additional funding.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are not able to raise additional capital, our business will likely suffer.

Our financial statements are prepared assuming we are a going concern.  The accompanying financial statements do not include any adjustments that might result from being unable to raise the necessary additional capital.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  Since inception, we have incurred recurring operating losses and negative operating cash flows, including a net loss attributable to common shareholders of approximately $8,100,000 and negative operating cash flows of approximately $2,500,000 for the fiscal year ended June 30, 2009.  At June 30, 2009, we had cash and cash equivalents of approximately $52,000 and an accumulated deficit of approximately $30,000,000.  The foregoing factors, among others, raise doubt as to our ability to continue as a going concern.  In the past, we have raised capital in private placements, but continue to sustain losses and negative operating cash flows.  We believe that our available capital as of August 31, 2009 and access to available capital will enable us to continue as a going concern beyond December 31, 2009.  Anticipated Revenues late in 2009 could enable us to continue through June 30, 2010 if we are able to restructure portions of our short-term debt.

Our success will be limited if we are unable to attract, retain and motivate highly skilled personnel.

Our future success also will depend on our ability to attract, retain and motivate highly skilled engineering, community management, healthcare/pharmaceutical sales and other key personnel.  Competition for such personnel is, at times, intense in the Internet industry, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.  In addition, our ability to generate revenues relates directly to our personnel in terms of both the numbers and expertise of the personnel we have available to work on our projects.  Moreover, competition for qualified employees may require us to increase our cash or equity compensation, which may have an adverse effect on earnings.

Historically and currently, we are dependent on a small number of major customers, the loss of which would adversely affect our operations.

Historically, our business and revenue growth potential depended on a few customers, as we have set forth in this report.  While we expect that the scope of commercial applications of our products will expand our potential number of customers, there is no guarantee that we can attract and retain potential customers.  As a result, we may continue to experience operating losses even if our revenues increase.  If we are unable to generate significant revenue from these customer relationships, the results could materially and adversely affect our business, financial condition and results of operations.

We may make strategic acquisitions or investments, which involve numerous risks, including the risk that we might pay too much for an acquisition or investment, that any transaction could distract management and that the failure to successfully integrate an acquired business could harm us and our stock price.

As part of our strategy to expand our services and revenues, we have acquired, and may acquire, or make investments in businesses, joint ventures, technologies, services or products we view as complementary.  Identifying suitable acquisition or investment candidates at reasonable prices or on reasonable terms may be difficult, and the failure to do so could harm our growth strategy.  If we do acquire a company or make other types of acquisitions, we could have difficulty integrating the acquired services, personnel and technologies.  These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.  As a result, the failure to consummate potential acquisitions or investments or to integrate them into the business properly could have a material adverse effect on our business, financial condition and operating results.

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

We depend on third-party software to deliver specified aspects of our services.  If we are required to update or replace the software it could result in increased costs or delays in production.

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

Our future profitability depends on our ability to compete successfully by continuing to differentiate our products and services from the products and services of our competitors.  If one or more of our competitors begins to offer integrated, Internet Based, HIPAA Compliant healthcare information collaboration solutions, there may be a material adverse effect on our business, financial condition or operating results.  We believe that our ability to compete successfully depends on a number of factors:

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

Establishing and maintaining a brand name and recognition is critical for attracting and expanding our client base.  The promotion and enhancement of our name depends on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high-quality services, neither of which can be assured.  If our brand marketing efforts are unsuccessful, our business could fail.

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

We intend to pursue the registration of our material trademarks in the United States and, based upon anticipated use, in certain other countries.  We may not be entitled to the benefits of any such registration for an extended period due to the cost and delay in effecting such registration.  In addition, effective trademark, copyright and trade secret protection may not be available in every country in which our products are available.  We expect that we may license, in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties.  Further, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, copyrights and other intellectual property rights of third parties by us and our licensees.

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us.  These claims, even if without merit, could require us to expend significant financial and managerial resources.  Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content or pay financial damages, any of which could substantially increase our operating expenses.  We also may be required to obtain licenses from others to refine, develop, market and deliver new services.  We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable.  In the future we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees.  Any such claims could have a material adverse effect on our business, financial condition and operating results.

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

Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we face potential liability related to the privacy of health information we obtain.

Most health care providers, from which we may obtain patient information, are subject to privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA.  Although we are not directly regulated by HIPAA, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA’s disclosure standards.  Further, we may face civil liability if our HIPAA compliant system fails to satisfy its disclosure standards.  Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Regulatory changes with regards to the sponsorship of Continuing Medical Education and the application of HIPAA guidelines, could adversely affect our ability to provide CME and transfer patient health information via the iMedicor portal.

The CME industry is regulated and the regulations that govern the delivery of CME and interpretations of HIPAA guidelines and other restrictions placed on physicians in transferring and sharing patient information are subject to change.  Current federal regulations allow for CME to be sponsored by pharmaceutical and other for profit companies as long as there is no direct promotion of the companies, their products or services.  If these regulations were to change significantly and become more restrictive, such changes could limit the ability to procure sponsored programming for the iMedicor portal, thereby reducing both a revenue stream for the Company and limit the development of new features, which would otherwise attract more users.

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

Our services and products are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new use, software and other product introductions.  There can be no assurance that we can successfully identify new business opportunities or develop and bring new services or products to market in a timely and cost-effective manner, or that services, products or technologies developed by others will not render our services or products noncompetitive or obsolete.  In addition, there can be no assurance that our services, products or enhancements will achieve or sustain market acceptance or be able to address compatibility, interoperability or other issues raised by technological changes or new industry standards.

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

We presently carry insurance policies that cover losses that may occur due to any failures or interruptions in our systems.  We do not presently have any secondary “off-site” systems or a formal disaster recovery plan.  In addition, our users depend on Internet service providers and other Internet site operators for access to our websites.  Many Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  If we experience any of these problems, and if our insurance does not cover the costs of such occurrences, our business, results of operations and financial condition could be materially and adversely affected.

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

We are dependent on the services of our executive officers and key employees.  As of September 29, 2009, we had 12 employees, four of whom are members of executive management.  We currently maintain key-man life insurance policies on Fred Zolla and Brian Howell, both executive officers of the Company, in the amounts of $3,000,000 and $2,000,000, respectively.  There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death, or that our business would not suffer material adverse effects as the result of the death (notwithstanding coverage by key-man insurance), disability or voluntary departure of any such executive officer.  Further, the loss of the services of any one or more of these employees could have a materially adverse effect on our business and our financial condition.  In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense.  If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

We may be required to issue more shares of Common Stock upon the exercise of outstanding warrants, the conversions of outstanding convertible notes or as part of raising additional capital, resulting in dilution of our existing stockholders.

The exercise of outstanding warrants or conversions of outstanding convertible notes could result in substantial numbers of additional shares being issued, which will dilute existing stockholders’ potential ownership interests and may cause our stock price to decline.

As of September 29, 2009, we have issued warrants to purchase an aggregate of approximately 14,000,000 shares of Common Stock, convertible notes in aggregate principal amount of approximately $1,400,000 that are convertible into 28,000,000 shares of Common Stock, and a convertible note in the aggregate principal amount of $484,269 convertible at the holder’s option into 2,174,046 shares of Common Stock (based on the average closing price for the ten trading days preceding conversion, which, for this purpose we have assumed a September 29, 2009 conversion date).  If exercised or converted, these securities will dilute existing stockholders’ percentage ownership of Common Stock.  Unlike the Common Stock, those securities provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions.

If one or more of these events occurs, the number of shares of Common Stock that may be issued upon conversion or exercise would increase.  Accordingly, if Vemics were to engage in a financing transaction involving the offering of Vemics Common Stock (or securities convertible into Vemics Common Stock) following conversion of some of all of the convertible notes, Vemics may be required to provide the holders that had previously converted the opportunity to maintain their percentage ownership interest in Vemics.  The convertible notes do not specify the manner in which such anti-dilution protection is to be implemented.  Vemics believes its obligations under the notes would be fulfilled by offering converting note holders the right to participate, on a pro rata basis, in any financing transaction occurring within 24 months after conversion on the same terms and at the same price as other investors.

During the terms of the warrants, the holders thereof are given an opportunity to benefit from a rise in the market price of the common stock, with a resultant dilution of the interests of existing stockholders.  The existence of these warrants could make it more difficult for us to obtain additional financing while such securities are outstanding.

We will incur increased costs as a result of recently becoming a reporting company.

We recently became a Securities and Exchange Commission (“SEC”) reporting company.  Prior to this time, we had not filed reports with the SEC and had no history operating as a reporting company.  In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies.  For example, as a result of becoming a reporting company, we are required to file periodic and current reports, proxy statements and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.  As a reporting company, we will incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations.  Management has also been engaged in assisting executive officers, directors and, to a more limited extent, stockholders, with matters related to insider trading and beneficial ownership reporting.  Although not presently applicable to us, in the future we will be required to establish, evaluate and report on our internal control over financial reporting and to have our registered independent public accounting firm issue an attestation as to such reports.

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

Our Common Stock is subject to the SEC’s penny stock rules, and, therefore, broker-dealers may have trouble in completing customer transactions and trading activity in our securities may be adversely affected.

A penny stock is generally defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as any equity security other than a security that: (i) is an national market system stock listed on a “grandfathered” national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our price as reported on the Pink Sheets, LLC, is currently less than five dollars.

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

Our executive officers, directors and principal stockholders and their affiliates own approximately 42% of the outstanding shares of Common Stock as of August 31, 2008.  These parties effectively control the Company, direct its affairs and have significant influence in the election of directors and approval of significant corporate transactions.  The interests of these stockholders may conflict with those of other stockholders.  This concentration of ownership may also delay, defer or prevent a change in control of us and some transactions may be more difficult or impossible without the support of these stockholders.

Our Common Stock has a very limited trading market.

Our Common Stock is traded on the over-the-counter Pink Sheets LLC electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange.  In addition, trading in our Common Stock has historically been extremely limited.  This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us.  As a result, there could be a larger spread between the bid and the ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

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

Item 1B.              Unresolved Staff Comments

None

Item 2.                 Properties

Vemics’ principal office space is located in Nanuet, New York, which office is provided by our President and CEO, Fred H. Zolla.  Vemics reimburses Fred Zolla approximately $4,500 annually for the office space that he provides to us pursuant to an oral agreement.

In addition, many of our employees work from home offices throughout the U.S.  We have no ownership interest or formal lease arrangements with such properties.

We do not have a formal investment policy and we have not invested in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities and have no current intention to do so in the future.

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

In this action, the Company asserts claims against all of the defendants for declaratory judgment, breach of contract and tortuous interference with business relationship, and, in addition, against defendant Louis Meade, Jr. for defamation of The Company and its CEO, Fred Zolla.  The Company alleges that the defendants, led by defendant Meade, asserted a host of unfounded allegations of fraudulent misrepresentation and breach of contract against The Company and Mr. Zolla to coerce The Company to repay certain note obligations on a schedule faster than that required by the notes and wrongfully place defendants in a position ahead of other similarly situated noteholders.  The Company further alleges that the defendants' threats and harassment have materially interfered with several lucrative business transactions The Company negotiated and have defamed The Company and Mr. Zolla.  The Company seeks damages of a minimum of $2.5 million plus punitive damages, attorneys' fees and costs because of defendants' breach of contract, tortuous interference with business relationship and defamation of The Company and Mr. Zolla.  Defendants filed a counterclaim against The Company and Mr. Zolla, alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5, violations of Section 20(a) of the Exchange Act by Mr. Zolla, fraudulent inducement, breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment.  Defendants’ counterclaim also sought a declaration from the court that The Company and Mr. Zolla breached their contractual obligations to defendants and as a result, defendants were no longer obligated to perform the remainder of their obligations under the notes, and that defendants could accelerate repayment of their notes.  The Company and Mr. Zolla denied defendants’ allegations, believe the claims are without merit and have actively defended against the counterclaim.

The parties to this action reached agreement to resolve the entire case, including defendants’ counterclaim, and The Company presented a written settlement agreement to the defendants.  While The Company was waiting for the defendants’ signatures on and performance under the settlement agreement, the defendants, on January 23, 2008, filed with the Court a “Motion to Enforce the Settlement Agreement” even though they had not signed or performed under the settlement agreement.  In April of 2009 the Court moved to enforce the settlement agreement, at which time the defendants could not produce the original documents called for in the settlement agreement.  On July 23, 2009 the Court therefore found in favor of the plaintiff and dismissed the Motion to Enforce Settlement with prejudice.  The Courts ruling is currently under appeal by the defendants.

Glowpoint, Inc v. Vemics, Inc., Index No. 106433-07, N.Y. Superior Court, commenced May 1, 2007.

On May 11, 2007, Glowpoint, Inc. filed a complaint against The Company in the Supreme Court of the State of New York, County of New York for breach of contract and seeking to recover $312,346 plus interest and attorneys fees.  The Company timely answered the complaint on July 5, 2007, denying that it is liable to Glowpoint for such amount, and is vigorously defending such claims.  The parties have engaged in some written discovery and are continuing to discuss the basis for a potential settlement.

Cause No. D-1-GN-09-0019460; John Mehmet Ulgar Dogru, Oleg Knut, Anastassia Zaitseva, Arnis Supe, Andrei Poryvkin, Vadim Palamarchuk, and Pavel Vohmjanin v. Vemics, Inc., Nuscribe, Inc., Fred Zolla, and Craig Stout, in the 419th Judicial District Court, Travis County, Texas.

On June 17, 2009, John Mehmet Ulgar Dogru, Oleg Knut, Anastassia Zaitseva, Arnis Supe, Andrei Poryvkin, Vadim Palamarchuk, and Pavel Vohmjanin filed a complaint against the Company, Nuscribe, Inc., Fred Zolla, and Craig Stout in the 419th Judicial District Court, Travis County, Texas for breach of contract as well as several other causes of actions related to seeking to recover approximately $1,300,000.00 plus interest and attorneys fees.  The Company has timely answered the complaint, submitting a general denial that it is liable for any  amounts, and is vigorously defending such claims.  The parties are in the process of engaging in written discovery.

Item 4.                 Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the fourth quarter of our fiscal year ended June 30, 2009.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equities Securities

Until October 27, 2008 our Common Stock was quoted over-the-counter on the Pink Sheets, LLC (www.pinksheets.com) electronic quotation service for OTC securities under the trading symbol “VMCI,” but was not quoted on the OTC Bulletin Board (“OTCBB”) or NASDAQ, nor listed on any national or regional securities exchange.  On October 28, 2008, upon acceptance of a Form 211 filed with the Financial Industry Regulatory Authority (“FINRA”) by a market maker, our Common Stock began to be and is now quoted on the OTCBB(www.otcbb.com).

The following table sets forth the range of the high and low bid quotations for our Common Stock for the periods shown, as furnished by the over-the-counter market.

	Common Stock
	Low Bid	High Bid
Fiscal Year Ended June 30, 2009
First Quarter	$0.04	$0.12
Second Quarter	$0.026	$0.09
Third Quarter	$0.03	$0.085
Fourth Quarter	$0.02	$0.39
Fiscal Year Ended June 30, 2008
First Quarter	$0.27	$0.30
Second Quarter	$0.09	$0.32
Third Quarter	$0.04	$0.26
Fourth Quarter	$0.04	$0.18

The SEC has adopted regulations, which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our common stock is currently a “penny stock” as defined in the Exchange Act.  As a result, an investor may find it more difficult to dispose of or obtain accurate price quotations.  In addition, the “penny stock” rules adopted by the SEC subject the sale of the shares of the common stock to certain regulations which impose sales practice requirements on broker-dealers such as requiring that they provide their customers with documentation of the risks of investing in such securities before effecting the transaction, along with:

●	The bid and offer price quotes for the penny stock,
●	The number of shares to which the quoted prices apply,
●	The brokerage firm’s compensation for the trade, and
●	The compensation received by the brokerages firm’s salesperson for the trade.

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

Holders of our Common Stock

According to our transfer agent, Pacific Stock Transfer, as of September 29, 2009, there were 191 record holders of shares of our Common Stock and additional stockholders held shares in street name.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the near future.  It is our present intention to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of June 30, 2009 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,895,000	$0.07	5,500,000
Equity compensation plans not approved by security holders	0	0	0

Total	1,895,000	0	5,500,000

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

As previously reported on Form 8-K filed on August 20, 2008, on July 29, 2008, the Company’s Board of Directors and shareholders approved an amendment of the Equity Plan to increase the number of shares of Common Stock underlying the Equity Plan from 6,300,000 to 17,000,000.  On August 14, 2008, the Company granted stock options to purchase up to 11,195,000 shares of Common Stock to employees, directors and service providers, each with an exercise price of $0.07 per share.   Of the options granted, options to purchase 9,300,000 shares of the Common Stock were granted to the Company’s executive officers and directors; however, upon further reflection the officers and directors voluntarily decided not to accept these grants at that time and they were cancelled.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2008, we sold 14,166,666 shares of Common Stock for an aggregate purchase price of $1,700,000 ($0.12 per share) to certain unaffiliated investors in private placement transactions.  We have used and will continue to use the proceeds net of associated costs for general working capital purposes.

From December 22, 2008 to June 27, 2009 the Company issued a series of short-term Convertible notes with maturity dates, which range between June 1, 2009 and August 1, 2009, which date have been extended for an additional six-month period at the Company’s sole discretion, to accredited investors in the aggregate amount of $1,650,000.  Each note bears interest at a rate of 15% per annum. Each note additionally carries with it a conversion option for principle and interest accrued into shares of the Company’s common stock in the Company at a conversion price of $0.05 per share.

On April 23, 2009, the Company entered into a Secured Convertible Promissory Note (the “Convertible  Note”) with an accredited investor in exchange for cash and a line of credit totaling an aggregate gross investment of $1.2 million.  As of August 3, 2009  the Company has received the entire balance of funds due under the terms of the note.  The Convertible Note provides for the repayment of principle to the Investors on or before the maturity dates of December 31, 2009.  The Convertible Note provide for fifteen (15%) percent annual interest payable on the maturity date to the Investors in either cash or stock in the discretion of the Investor.  Interest on the Convertible Notes is due on the maturity date of each Note.  Under certain circumstances, the Company can prepay the Convertible Note prior to the maturity date or prior to conversion with 30-days’ advance notice to the Investors.  The Convertible Note also contains certain affirmative and negative covenants relating to the Company’s operations.  As holder of the Convertible Note, the Investor has the option to convert the Convertible Notes at $67,500 per share into the Company's preferred stock, where each share of preferred stock will equal 1% equity in the Company.  The Convertible Note carries a liquidation redemption fee equal to 50% of the Note, which fee is due to the Investor from the Company upon repayment.  In connection with the borrowing, the Company issued warrants (the “Warrants”) to the investor to purchase up to an aggregate of 480,000 shares of the Company's common stock.  The exercise price of each Warrant will be $0.05 per share and the Warrants will have a 5-year term, unless previously exercised.  The Company is also obligated to issue 4 million shares of Common Stock in the Company at the maturity date of the Convertible Note.

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

In April of 2009 the Company issued 10,555,000 shares of common stock to various companies and contractors for services performed on behalf of the Company, including 7,080,000 shares to the outside software/portal development company, 1,300,000 shares for public/investor relations services and 750,000 shares for legal services.

In April of 2009 the Company issued 2,040,000  shares of common stock in anticipation on a legal settlement with a group of note holders.  As of June 30, 2009 no settlement had been reached and agreed to by the courts.  The shares remain in the possession of the Company.

On August 14, 2008, we granted stock options under the Vemics, Inc. 2007 Equity Compensation Plan to purchase up to 1,895,000 shares of Common Stock to employees, directors and service providers, each with an exercise price of $0.07 per share, the previous day’s closing price of the Common Stock on the Pink Sheets, LLC, as provided in the plan.  We intend to file a Registration Statement on Form S-8 to register the sale of the underlying common stock upon exercise of such options.

In April of 2009 the Company issued 9,650,000 shares of Common Stock under the Vemics, Inc. 2007 Equity Compensation Plan to Officers, Employees and former employees of the Company.

We intend to raise a minimum of $3,000,000 and a maximum of $10,000,000 through the sale of preferred stock and warrants to accredited investors.  We intend to apply the proceeds of this private placement, if any, for salaries, technical infrastructure, marketing, research and development, debt repayment and working capital.  The private placement consists of units of the Company’s preferred stock coupled with warrants to purchase shares of Common Stock with a purchase price of $250,000 per unit (the “Units”).  Terms for the warrants have not been decided and will be subject to negotiation.  The Company has received one term sheet for $3,000,000 based on the outline of the offering and is currently in the due diligence phase with the potential investor.  Marketing efforts for the Units are anticipated to continue into the second or third quarter of fiscal 2009.  No Units have been issued as of the date hereof.

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

Overview

The Company has built a portal-based, virtual work, learning and communication/collaboration environment  for healthcare and related industries called iMedicor. Our primary focus shifted with our acquisition of iMedicor, which we acquired in connection with the acquisition of NuScribe, Inc. on October 17, 2006.  Currently, our efforts are concentrated on providing secure, on-line communications, collaboration, learning and productivity solutions to healthcare and related markets, and facilitating cost-effective communications between physicians and other healthcare related workers and pharmaceutical, medical device and medical insurance companies.

iMedicor was launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200% .  In February of 2009 we re-launched iMedicor as version 2.0 with completely redesigned functionality and security.  During the redesign phase we focused less on increasing membership as to working with a core group of physician members to address functionality within the site and make recommended changes for the launch of the 2.0 version.  Currently iMedicor is a free service for all users as we build a customer base; however, have currently generate revenues through the delivery of on-line CME courses and have begun generating revenues from various components within iMedicor through our partnership with Navinet and our recent acquisition of ClearLobby; focusing on direct pharmaceutical company to physician marketing and product dissemination.  We have several new programs scheduled to launch in the third fiscal quarter beginning in January 2010 designed around pharmaceutical marketing to physicians which we expect to generate significant revenue for the Company We also expect to begin to generate additional revenues through the adoption by iMedicor member physicians using our inter—EMR communications sometime in the third quarter and later in the year the redesigned NuScribe Voice Recognition Application.

Our sales in other areas decreased for the year ended June 30, 2009 from 2008, as most of our internal efforts have been devoted to establishing new relationships with strategic partners, developing a pharmaceutical marketing sales channels and the redesign of the iMedicor portal and it’s integration with partner sites and the introduction of increased functionality.

Our plan includes charging pharmaceutical and other healthcare related companies an initial set up fee of up to $95,000 to upload all product specific programs, in all formats.  The initial fee will cover the set up costs and the first 1,500 qualified "click throughs" (i.e., a qualified click through is a physician or physicians trusted source, downloading any information available on specific products inside iMedicor).  Once the 1,500 click throughs are exhausted, iMedicor will charge between $25.00 and $50.00 per additional click through.

The Company anticipates having five sources of income –

•
Offering a secure and non-invasive online communications and information delivery tool for the dissemination of product-specific information provided by pharmaceutical and other healthcare related companies to physicians.  Our first two customers in this area are scheduled to launch programs in January of 2010.

•	The iMedicor Integration Driver, allowing physicians and hospitals using different, incompatible EMR systems to exchange patient information for a monthly fee of between $25 and $35 per user.

•	Providing premium services through iMedicor, such as NuScribe™ and LiveAccess™ for a monthly fee of $99 per user represents the third source of revenue.

•	Production, distribution and archiving of sponsored and pay per view CME courses will provide the fourth revenue source.

•
Lastly, we expect to generate significant revenues from direct marketing to our iMedicor user-base on an “opt in” unobtrusive level from companies who have a desire to reach this particular demographic.  We have two customers in this area with projects currently ongong.

As of June 30, 2009, we require approximately $170,000 to $230,000 per month to fund our operations.  This amount may increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

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

Revenue Recognition

The Company’s current sources of income are:

•
Annual contracts for licensing of technology paid monthly, quarterly or once annually in advance.  If paid annually the revenue is recognized in two parts:  Support that is recognized 70% at the time of receipt of funds and the balance is recognized at 1/12th per month; for the licensing aspect of the contract revenue is recognized at 1/12th per month, with the remaining balances being recorded in deferred income.  If paid quarterly the recognition is the same.

•
Sponsored CME programs – paid in advance with costs associated with the development of the program being recognized immediately as revenue and the balance recognized when the program (or programs) is delivered.

•	Delivery of product-specific information relating to healthcare and related services to physicians through on-line, opt in direct marketing

The Company anticipates having four sources of income in the future:

•	iMedicor Premium Services (NuScribe and Live Access) billed monthly in advance and paid via credit card at a rate of $99 per user.

•
iMedicor Integration Driver – billed at $25 - $35 per user by the users EMR company.  20% of monthly fee per user is revenue share to the EMR company with 80% paid to Vemics.  Amounts batched and paid in arrears by each EMR company once per month.

•
iMedicor ClearLobby – Flat fee per participating Pharmaceutical company of up to $95,000 per year for maintaining their chosen content on the iMedicor site.  Based on upfront fee, a guarantee of x views of pharmaceutical content.  All views after the pre-paid number of views has been met will be billed monthly in arrears at $25 - $50 per view.  In certain cases we envision circumstances where no up-front fee will be charged, however there will be a revenue royalty of 2 – 5% of all sales generated through iMedicor’s marketing efforts

•	Click through advertising

Results of Operations

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Year Ended June 30
	Audited

	2009	%	2008	%
Net Sales and Revenues	347,096	100	588,691	100
Cost of Services	149,561	43.1	183,767	31.2
Gross Profit	197,534	56.9	404,924	68.8

Operational General and Administrative Expenses	5,459,906	73.8	6,080,727	86.8
Depreciation and amortization	2,012,855	26.2	1,288,620	18.4
Bad debt expenses	7,500	*	41,961	*
Total Expenses	7,480,261	100	7,411,308	100
Loss before other income (expense)	(7,282,726)		7,006,114
*           Less than 0.1%

Revenues

Our revenues for the year ended June 30, 2009 decreased by 41% to $347,096 from $588,691 in 2008, due largely to a complete suspension in sales of the NuScribe Voice Recognition Appliance and Application.  The suspension in NuScribe sales was planned.  We are redesigning this component for bundling as an online application within the iMedicor portal.  During the final phase or the redesign period we suspended sales efforts of the stand-alone voice recognition engine decreased significantly, and we redirected or let-go the members of our Nuscribe sales team.

Cost of Services

Cost of services as a percentage of revenues was 43% for the year ended June 30, 2009 as compared to 31% for 2008.  Increase in cost of services is attributed to a larger percentage of our sales being driven through partner company efforts with revenue sharing agreements in place.    Going forward we expect cost of services to remain in the same area, approximately 35% - 45% of revenues based on current projections.  Our current projections show the largest costs of services will be revenue sharing, maintenance of underlying hardware supporting our portals and commissions.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $5,459,906 in the year ended June 30, 2009 from $6,080,727, or 10%.    Payroll and related taxes costs decreased in 2009, as did consulting, commissions and travel expenses as the Company consolidated its workforce to focus most of our efforts on the iMedicor build-out and to conserve available cash.  We expect these costs to increase significantly with the expansion of services; however, our ability to support these increased costs will be determined primarily by our success in raising additional capital and the successful increase in revenues in fiscal year 2010.

Depreciation and Amortization

Depreciation and amortization expenses increased for the year ended June 30, 2009 to $2,012,855 from $1,288,620.  This is entirely attributed to the continued capitalization of development costs associated with the iMedicor portal and subsequent amortization of that asset.  We launched iMedicor in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.

Loss from Operations

Income (loss) from operations, before extraordinary item, for the year ended June 30, 2009 totaled ($7,899,582) or approximately 2,276% of net revenue compared to ($7,062,091)  or approximately 1,199%  of net revenue for 2008.  The decrease in income from operations for the year ended June 30, 2009 was primarily due to our focus on the continued development of iMedicor and on the increase of the iMedicor portal’s user base.  Further, during 2009 we suspended sales of the NuScribe Voice appliance, as it is redeveloped into an online application which we anticipate offering as a paid service within the iMedicor portal in the future.  The increase in losses from operations is additionally attributed to two other factors:  the amortization of the iMedicor technology asset, which increased our depreciation, and amortization by approximately 56% from the previous year, and; the increase in stock issued for fees and services by 60% from the previous year.

Liquidity and Capital

Cash and cash equivalents were $52,615 at June 30, 2009 compared to $212,566 at June 30, 2008.  The disparity in cash and cash equivalents at the end of 2009 versus 2008 is due solely to the Company’s election to pay down $200,000 of a loan with a bank, using funds it held in a certificate of deposit account that was securitizing the loan.

Net cash used by operating activities was $2,535,564 for the year-end June 30, 2009 as compared to cash used provided by operating activities of $2,267,147 for the year-end June 30, 2008, representing an 11% increase.  The increase is due to in a large part to increased reliance on an outside developer to continue to improve and redeploy the iMedicor portal.

Net cash used by investing activities was $745,271 for the year-end June 30, 2009 as compared to cash used by investing activities of $167,789 for the year-end June 30, 2008, and was primarily due to capitalization of technology development costs and the purchase of the ClearLobby technology

Net cash provided by financing activities was $3,120,884 for the year-end June 30, 2009 as compared to net cash provided by financing activities of $2,141,834 for the year-end June 30, 2009. The increase is primarily due to a increase in sale of Common and the issuance of short term notes in the aggregate amount of  approximately $1,400,000.

The Company continues to operate at a loss and is projected to do so until late in fiscal 2010.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.  From July 1, 2006 through December 31, 2007, we raised approximately $3,637,000 from accredited investors.  In addition, from February 22, 2008 through July 2008, 2008, we issued 20,900,001 shares of Common Stock through a private offering to accredited investors through which we raised approximately $2,508,000.  From December of 2008 to April of 2009 we issued notes in the aggregate amount of approximately $1,400,000 to accredited investors.   Notwithstanding the receipt of this additional capital, the Company requires significant additional capital to cover its current overhead as well as to satisfy existing obligations.

Item 8.                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Vemics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Vemics, Inc. and Subsidiary as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and statements of cash flows for each of the two years in the period ended June 30, 2009. These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vemics, Inc. as of June 30, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred operating losses since its inception and a net working capital deficit which raises substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Demetrius & Company, L.L.C.

Wayne, New Jersey
October 13, 2009

VEMICS, INC.
BALANCE SHEETS
YEARS ENDED JUNE 30, 2009 AND 2008

	6/30/2009	6/30/2008
ASSETS
Current assets:
Cash and cash equivalents - interest bearing	$52,615	$212,566
Accounts receivable, net of allowance for doubtful accounts of $7,500
and $5,000 at June 30, 2009 and June 30, 2008, respectively	3,214	57,121

Total Current Assets	55,828	269,687

Property and equipment, net	16,545	66,349

Other assets:
Deferred Expenses	60,798
Technology & Medical software	6,814,563	8,032,343
Goodwill	681,673	681,673
	7,557,035	8,714,016

Total Assets	$7,629,408	$9,050,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit - bank	$87,354	$299,980
Current portion of long-term debt	3,624,198	1,279,667
Accounts payable and accrued expenses	1,585,901	1,839,470
Deferred income	121,620	123,500

Total Current Liabilities	5,419,074	3,542,617

Long-term liabilities
Long-term notes debt	1,268,996	1,400,914

Total Liabilities	6,688,070	4,943,531

Stockholders' Equity
Preferred Stock, par value $.001, authorized 1,000,000
Issued and outstanding -0 shares as of June 30, 2009 and 2008
Common stock, par value $.001 per share, authorized 2,000,000
Issued and outstanding: 114,561,998 and 68,926,531 shares at
June 30, 2009 and 2008, respectively	114,562	60,795
Additional Paid in Capital	30,962,043	26,074,578
Less: Treasury stock, 368,407 shares at both June 30, 2009
and June 30, 2008	(508,195)	(508,195)
Accumulated deficit	(29,627,071)	(21,520,657)

Total Stockholders' Equity	941,339	4,106,521

Total Liabiliaties and Stockholders' Equity	$7,629,408	$9,050,052

See notes to financial statements.

VEMICS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2009 AND 2008

	For the	For the
	Year Ended	Year Ended
	6/30/2009	6/30/2008

Revenues	$347,096	$588,691

Cost of Services	149,561	183,767

Gross Profit	197,534	404,924

Expenses:
Stock issued for fees and services	3,034,000	1,895,340
Consulting, commissions and travel	453,256	1,190,605
Operational fees and expenses	596,731	1,102,563
Professional fees	302,580	661,689
Payroll and related taxes	916,178	962,807
Depreciation and amortization	2,012,855	1,288,620
Bad debt expenses	7,500	41,691
Production, advertising, brochures and public relations	157,161	267,723

Total Expenses	7,480,261	7,411,038

Loss before other expenses	(7,282,726)	(7,006,114)

Other Income/(Expenses:)
Other income - reduction of indebtedness	-	138,873
Interest income	4,128	10,723
Other expense - Redemption fee expense	(396,209)	-
Interest expense	(224,775)	(205,573)
Total Other Income/(Expenses)	(616,856)	(55,977)

Loss before extraordinary item	(7,899,582)	(7,062,091)

Extraordinary item - litigation, net of expenses and taxes	-	650,000

Loss before dividend	(7,899,582)	(6,412,091)

Dividends related to warrants issued	206,833	-

Net loss attributable to common stockholders	$(8,106,414)	$(6,412,091)

Net loss per share, basic and diluted, before extraordinary item	$(0.09)	$(0.13)

Net income per share, basic and diluted, extraordinary item net	$-	$0.01

Net loss per share, available to common stockholders	$(0.09)	$(0.12)

Weighted average number of shares, basic and diluted	85,455,301	53,574,940

See notes to financial statements.

VEMICS, INC.
STATEMENT OF EQUITY

							TOTAL
				ADDITIONAL			STOCKHOLDERS'
			TREASURY	PAID IN	TREASURY	ACCUMULATED	EQUITY/
DESCRIPTION	SHARES	AMOUNT	SHARES	CAPITAL	STOCK	DEFICIT	DEFICIENCY

Balance as of June 30, 2007	50,609,450	$50,609	(368,407)	$22,981,768	$(508,195)	$(15,059,767)	$7,464,415

Issuance of stock in exchange for convertible debentures and accrued interest	1,557,330	1,557		349,300			350,857

Issuance of common stock	6,733,333	6,733		801,267			808,000

Issuance of stock for fees/services	10,026,418	10,027		1,885,313			1,895,340

Deemed Common Stock Dividend upon issuance of warrants				48,798		(48,798)	-

Net loss						(6,412,091)	(6,412,091)
Balance as of June 30, 2008	68,926,531	68,927	(368,407)	26,066,446	(508,195)	(21,520,656)	4,106,521

Issuance of stock for ClearLobby asset purchase	20,000	20		1,380			1,400

Issuance of common stock	14,166,666	14,167		1,685,833			1,700,000

Misc Issuance of common stock	73,800	74		(74)			-

Issuance of stock for fees/services	21,725,000	21,725		2,046,275			2,068,000

Issuance of Stock under Employee Compensation Incentive Plan	9,650,000	9,650		955,350			965,000

Deemed dividends				206,833			206,833

Net loss						(8,313,247)	(8,313,247)
Balance as of June 30, 2009	$114,561,997	$114,562	(368,407)	$30,962,043	$(508,195)	$(29,627,071)	$734,507

See notes to financial statements.

VEMICS, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED JUNE 30, 2009 AND 2008

	For the	For the
	Year Ended	Year Ended
	6/30/2009	6/30/2008

Cash Flows From Operating Activities
Receipts from customers	$399,123	$734,554
Payments to suppliers, salaries	(2,908,636)	(3,527,518)
Other income received	-	650,000
Interest received	4,128	10,723
Interest paid	(22,679)	(93,215)
Bad debt expense	(7,500)	(41,691)
Net Cash Used in Operating Activities	(2,535,564)	(2,267,147)

Cash Flows Used in Investing Activities
Purchase of Technology & Medical software	(745,000)	(165,684)
Purchase of fixed assets	(271)	(2,105)
Net Cash Used in Investing Activities	(745,271)	(167,789)

Cash Flows From Financing Activities
Payments on capital lease obligations	-	(5,896)
Payments on notes payable	(432,101)	(237,770)
Short term loans	1,852,985	1,577,500
Sale of common stock	1,700,000	808,000
Net Cash Provided by Financing Activities	3,120,884	2,141,834

Net Increase/(Decrease) in Cash	(159,951)	(293,102)

Cash at the Beginning of Period	212,566	505,668

Cash at End of Period	$52,615	$212,566

Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net loss	$(8,106,414)	$(6,412,091)
Adjustments to reconcile net income/(loss) to net cash
used by operating activities:
Depreciation & amortization	2,012,855	1,288,620
Stock issued for accrued consulting fees	3,034,000	1,895,340
Loan accretion	396,209	-
Income derived from relinquishment of debt	-	(138,873)
Changes in:
Trade receivables	53,907	121,701
Deferred expenses	(60,798)	-
Accounts payable and accrued expenses	(253,569)	841,637
Accrued interest payable	182,894	112,357
Deferred income	(1,880)	24,162
Net Cash Used by Operating Activities	$(2,742,396)	$(2,267,147)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Exchanged stock for note payable and accrued interest	$-	$350,857
Consulting fees exchanged for common stock	$3,034,000	$1,895,340

See notes to financial statements.

VEMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

1.             NATURE OF OPERATIONS

Vemics, Inc. (the “Company”) builds portal-based, virtual work and learning environments  in healthcare and related industries. Our focus is twofold: iMedicor, our web-based portal which allows Physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, and; recently acquired ClearLobby technology, our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.   Our solutions allow for physicians use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.    .  Our solutions –

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

From inception through June 30, 2005, the Company had been in the development stage, devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $29,833,903 at June 30, 2009.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

VEMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

As of June 30, 2009, the Company had no cash balances at any financial institution in excess of federally insured limits.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  The Company has evaluated the goodwill for impairment as of December 31, 2008 utilizing present value method to projected cash flows and concluded that no impairment has occurred.

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

VEMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008
2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Revenue recognition

The Company’s current sources of income are:

•
Annual contracts for licensing of technology paid monthly, quarterly or once annually in advance.  If paid annually the revenue is recognized in two parts:  Support that is recognized 70% at the time of receipt of funds and the balance is recognized at 1/12th per month; for the licensing aspect of the contract revenue is recognized at 1/12th per month, with the remaining balances being recorded in deferred income.  If paid quarterly the recognition is the same.

•
Sponsored CME programs – paid in advance with costs associated with the development of the program being recognized immediately as revenue and the balance recognized when the program (or programs) is delivered.

•	Delivery of product-specific information relating to healthcare and related services to physicians through on-line, opt in direct marketing

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

VEMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008
2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Advertising costs -- continued

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs.  As of June 30, 2008, all of these costs were charged to expenses in the period or year in which incurred.  Advertising costs for the years ended June 30, 2009 and 2008 were $157,161 and $267,723, respectively.

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

Share-Based Payment

The Company records stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with “Share Based Payment – a revision of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”).  The Company adopted the modified prospective transition method provided for under SFAS No. 123(R).

3.             SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common stock

The Company as of June 30, 2009 and 2008 68,926,531 had a total of 128,623,635 shares outstanding, respectively.  There are an additional 368,407 shares in Treasury Stock as of June 30, 2008.  On June 4, 2008, the Board of directors approved and authorized 200 million shares of common stock.  On April 27th 2009, the Board of Directors approved the issue of 600,000 shares of restricted stock to current and past members of the Board of Directors, and issued another 21,175,000 to certain employees, consultants, vendors and advisors.

Warrants

As of June 30, 2009, the Company has issued warrants to purchase shares  of Common Stock reserved for issuance upon exercise to various shareholders and service providers according to the schedule below:

No. Shares	Expiration	Exercise Price
4,178,419	2009 – 2010	$1.50
2,206,666	2010 – 2011	$0.60
1,430,000	2011	$0.24
1,541,667	2011	$0.12
4,000,000	2013	$0.04
660,000	2013 – 2014	$0.05

Management has not assigned a value to these warrants, as it is not practicable to estimate fair value for these financial instruments.  It also reserves the rights to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

VEMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008
3.             SHAREHOLDERS’ EQUITY (DEFICIENCY) - continued

Related Party Transactions

One member of our Board of Directors since 2002 is the largest individual investor in the Company, having invested $3,681,200 to date (or $3,733,254 when including accrued interest on convertible debt that was converted to equity).  He currently owns or controls 25,746,795 shares of common stock and has the right to acquire 2,896,140 additional shares of common stock pursuant to currently exercisable warrants.

On April 17, 2009 this board member received 5,600,000 shares of common stock for services outside normal duties as a board member and various personal guarantees for loans secured from banks on behalf of the Company.

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

4.             PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

Depreciation and amortization expense for the years ended June 30, 2009 and 2008 was $50,075 and $57,070, respectively.  The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal.

Property, equipment and purchased software are stated at cost and consist of the following:

	6/30/2009	6/30/2008
Furniture and fixtures	$2,600	$2,600
Software	72,430	72,430
Equipment	392,097	391,826
	467,127	466,856
Less Accumulated Depreciation & Amortization	450,582	400,507

	$16,545	$66,349

5.             TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with its completion.  The iMedicor™ product was launched in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.  Amortization expenses were $1,962,780 for the year ended June 30, 2009.

	6/30/2009	6/30/2008

Technology and medical software	$10,008,893	$9,263,893
Less: Accumulated Amortization	3,194,330	1,231,550

	$6,814,563	$9,098,209

VEMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

6.             LONG TERM DEBT

Convertible Debentures	$3,121,319
Notes Payable	1,771,875
Total	$4,893,194
Less: portion in current liabilities	(3,624,198)
Balance of long term debt	$1,268,996

Long term debt matures as follows:

June 30, 2010	$3,624,198
June 30 2011	1,268,996
Total	$4,893,194

Convertible Debentures

The company has issued Convertible Debentures at various times. Interest rates on these debentures vary from 8% to 17.98% with various maturity dates through December 31, 2009.

Amount outstanding	Interest Rate	Conversion Features
$150,000	17.98%	convertible into common shares at $0.45 per share.
270,000	8.00%	convertible into common shares at $0.138 per share
399,602	12.00%	convertible into common shares at a 10% discount
		to the 20 day trailing average closing price
2,301,717	15.00%	convertible into common shares at $0.05 per share
$3,121,319

7.             NOTES PAYABLE

Delk Road	$270,379
Director	600,000
Director	668,996
ClearLobby, Inc.	232,500
Total	$1,771,875

Delk Road

As of June 30, 2008, the amounts owed were $288,542. The first ten monthly payments of principal and interest are to be in installments of $1,000 and the remaining 26 payments are to be installments of $3,639.83.  The balloon payment of $272,076 is payable on November 1, 2009.  Payments related to the long-term note payable described above are as follows:

VEMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

7.             NOTES PAYABLE - Continued

Director

The Company has borrowed $ 1,600,700,and $1,400,914 as of June 30, 2009 and June 30, 2008 including accrued interest, respectively from one member of the board of directors at a rate of interest is at 8%.  The funds were borrowed recently with the intention of repaying this lender with the anticipation of raising sufficient funds in the near future and include $600,000 borrowed on the Company’s behalf by a financial institution, however, the lender has extended the note to be due on June 30, 2011.

The Company services the interest on a monthly basis for the loan from the financial institution and is accruing 8% interest per annum on the balance.  However, the lender has extended the note to be due on June 30, 2011.

ClearLobby, Inc.

In consideration for the assets purchased under the ClearLobby Limited Asset Purchase Agreement (referenced later), the Company paid $250,000, consisting of $10,000 in cash and $240,000 in the form of an unsecured promissory note, and 20,000 shares of restricted common stock of the Company.  The Promissory Note bears no interest and is payable in twelve monthly installments of $20,000 beginning on January 31, 2009 and each succeeding month-end thereafter until the Promissory Note is paid in full on December 30, 2009.

8.             RENT

Related Party Transactions

Total rent expense paid to various related parties for the years ended June 30, 2009 and 2008 were $4,500 and $-0-, respectively.

9.             DEEMED COMMON STOCK DIVIDEND

During the years ended June 30, 2009 and 2008, the Company issued 6,201,667 and 1,423,333 common stocks warrants, respectively, in connection with the sale of its common stock.  The warrants were fair valued at their respective grant dates using Black Scholes Model and as a result were shown as a deemed dividend in effect as a reduction to the net income (loss) and as an addition to Additional Paid In Capital.   The deemed dividends for the years ended June 30, 2009 and 2008 were $354,450 and $48,798, respectively.  For the years preceding June 30, 2007, there were a total of 4,154,619 common stocks warrants issued in connection with the sale of its common stock.  Using the Black Scholes Model for these previously issued warrants, it was determined that the values are zero.

10.           INCOME TAXES

	6/30/2009	6/30/2008
Taxes on income include provision (benefits) for:
Federal income taxes	$-0-	$-0-
State and local income taxes	-0-	-0-
Total	$-0-	$-0-

Taxes on income are comprised of:
Current	$-0-	$-0-
Deferred	-0-	-0-
Total	$-0-	$-0-

Deferred tax assets comprise the following at June 30, 2009 and June 30, 2008, respectively.  Utilization of NOL carry forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

	6/30/2009	6/30/2008
Deferred Income Tax Assets	$4,887,432	$3,489,000
Valuation allowance	(4,887,432)	(3,489,000)
Net Deferred Tax Asset	$-0-	$-0-

VEMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

11.           2007 EQUITY COMPENSATION PLAN

Effective June 6, 2007, Vemics 2007 Equity Compensation Plan authorized 6,300,000 shares to be available to provide designated employees of the Company and its parents and subsidiaries, certain consultants and advisors who perform services for the Company or its parents or subsidiaries, and non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards.  On July 29, 2008, the Company’s Board of Directors and shareholders approved an amendment of the Equity Plan to increase the number of shares of Common Stock underlying the Equity Plan from 6,300,000 to 17,000,000.

As of June 30, 2009, the Company had issued 11,220,000 shares and 1,8750,000 option to purchase shares in the Company to Officers, employees, former employees and contractors under the 2007 Equity Compensation Plan.  All options issued have an exercise price of $0.07.

12.          ACQUISITIONS

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

13.           LEGAL CONTINGENCIES

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

14.           LEGAL ARBITRATION DECISION

On April 21, 2009, the Company was ordered to pay an award to an unrelated third party in the amount of $116,768.61 in conjunction with the Company’s E Learning Desktop Asset Purchase Agreement.  The Company had originally accounted for $75,000 of this liability which had been disclosed as part of the asset purchase, however the amount awarded $41,761 in excess of the amount originally recorded.  This additional amount is reflected in the financial statements as of June 30, 2009.

15.           EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

a.
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

b.
On October 1, 2004, the Company entered into an employment agreement with Brian Howell pursuant to which Mr. Howell as our Chief Technology Officer.  The agreement had an initial term of three years ending December 2007, but was recently renewed until December 31, 2009.  Mr. Howell was paid an annual salary of $93,000 in 2005, $107,000 in 2006 and $134,400 for 2007.  Mr. Howell may terminate the agreement for any  reason on 90 days written notice to the Company or by the Company immediately for cause.  In the event of a termination by us for any reason other than cause, the Company is to pay Mr. Howell an amount equal to 12 months' salary.

c.
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

VEMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008
16.           SUBSEQUENT EVENTS

a.	REDUCTION OF DEBT – Settlement Agreement

On July 23, 2009 the United States District Court, Southern Court of New York voided the Settlement Agreement reached with the note holders in conjunction with the $270,000 convertible debenture and found in favor of the company.  Since the note holders could not produce the original signed notes for settlement, as was agreed upon in the Settlement Agreement, the judge dismissed all the note holders’ claims with prejudice.  This amount is not reflected in the Company’s financials due to the fact that the note holders have appealed the decision and no final decision as been rendered by the appellate court.

b.	ISSUANCE OF STOCK FOR FEES AND SERVICES

On August 3, 2009 the Board approved the issuance of 9,389,867 shares of the Company’s common stock to vendors, consultants, employees and former employees for fees and services.

c.	CONVERSION OF DEBT

In August of 2009 the Company issued 3,000,000 shares to two convertible note holders and reduced the principle amounts of their notes by an aggregate of $200,000.00.

d.	ASSET PURCHASE AGREEMENT – ClearLobby

On September 3, 2009 the Company and ClearLobby, Inc. mutually agreed to an amendment to the Limited Asset Purchase Agreement entered into in September of 2008 whereby ClearLobby, Inc accepted in lieu of the $240,000 originally agreed to in the Agreement, 2,000,000 shares of the Company’s common stock as payment in full under the terms of the agreement.  The stock has been issued and there is no balance due.

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

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, management performed, with the participation of our Chief Executive Officer/Chief Financial Officer (who is the same person), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer/Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

●pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

●provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of June 30, 2009.

A material weakness in the Company’s internal controls exists in that, there is a limited financial background and lack of appropriate experience and knowledge of U.S. GAAP and SEC reporting requirements amongst all of the executive officers and the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of October 13, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.   Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.  We will be subject to this requirement for our next fiscal year ending June 30, 2010.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

(i) we are in the process of retaining an accountant with U.S. GAAP experience to assist us in recording and the valuation of these types of transactions.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management's report in this quarterly report.

(c)  Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the company plans to take steps to rectify these material weaknesses in the future which includes in part weekly reviews of accounts payable and accounts receivable by the chief financial officer with the new accounting personnel.  While all of the our material weaknesses have not been remediated to date, we believe that all weaknesses identified will be remediated by the next reporting period.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages, titles, principal occupation and certain biographical information as of September 29, 2008, concerning the Company’s directors and executive officers.  All of the Company’s officers have been appointed by and serve at the discretion of the Board.

NAME	AGE	POSITION
Fred Zolla	58	CEO & Chairman
Craig Stout	41	Chief Operating Officer/Interim Chief Financial Officer
Tom Dorsett	34	President
Brian Howell	47	Chief Technology Officer
F. Chandler Coddington, Jr.	76	Director
Larry Shemen	53	Director
Brian Groh	50	Director
Michael Lorelli	58	Director
Michael McGee	53	Director
Stacey Richter	41	Director

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

Craig Stout, Chief Operating Officer and Interim Chief Financial Officer.  Mr. Stout has been our Chief Operating Officer since the date of our acquisition of Vemics-Delaware in November 2005 and has served as Interim Chief Financial Officer since June 30, 2008.  Mr. Stout has 20 years of operational and corporate finance experience across multiple industries.  Before joining Vemics, Mr. Stout consulted to the international reinsurance firm, Renaissance Reinsurance in Hamilton, Bermuda working on operation projects including assisting in managing the conversion to Sarbanes Oxley compliance.  In addition, from 2000 to 2005, Mr. Stout worked on a consulting basis to approximately 35 companies in connection with the acceleration and management of their growth through strategic acquisitions, restructuring and refinancing.  From 1992 to 1999 Mr. Stout served as the Chief Operating Officer and Chief Financial Officer for a small fund management company based in Washington, DC and Tortolla, BVI.  From 1989 to 1991, Mr. Stout was employed by Elders IXL in London as part of the strategic business development group where he was part of the European acquisition team that identified businesses of strategic value to Elders interests, initiated acquisitions and developed the execution plans focused on integrating these new businesses into the Elders corporate structure.

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

Michael Lorelli, Director. Mr. Lorelli has served  as a director of Vemics since his appointment in June of 2009.Mr. Lorelli's 30-year career spans a wide range of consumer products and services, and B2B categories, with responsibilities for both domestic and international units. For the last decade, acting as CEO, he has led revitalizations and turnarounds for private equity firms. He is presently CEO of Carlstadt, NJ based WaterJel Technologies, the leader in burn care products. WaterJel is a Riverside, NJ Company. Previously, he led the growth of Latex International, a Pouschine-Cook company. Mr. Lorelli has also led CEO engagements for Rutledge Capital, and Cerberus.

Mr. Lorelli’s assignments at PepsiCo included Executive Vice President - Marketing, Sales and R&D for Pepsi-Cola North America, President of Pepsi-Cola East, a $1.5 Billion operating company, and President for Pizza Hut's International division where he led a "global or bust" campaign, resulting in expanding the Company's presence from 68 to 92 countries, surpassing McDonalds in country count. During his PepsiCo tenure, he is given credit for authoring the soft drink company's "Big Event Marketing" strategy, which coupled the product with leading-edge events in entertainment, sports, consumer electronics, movies and home video.

Mr. Lorelli holds a Bachelor of Engineering degree in Industrial Engineering from New York University, and an MBA in Marketing from NYU's Stern Graduate School of Business. He is a member of The CEO Trust, former member of YPO, and author of the children's best-seller "Traveling Again, Dad?" with profits donated to children's charities. Mr. Lorelli is a Director of WorkPlace Media, a private national media company that focuses solely on helping marketers reach the working consumer.

Michael McGee, Director. Mr. McGee has served as a director of Vemics since August of 2009.Mr. McGee founded Amalgam Capital in June of 1995 to focus on investment and financial advisory roles with small emerging technology companies in the health care sector.  Amalgam Capital has held diverse interests in approximately a dozen health care related entities since inception.  These holdings comprised both public and private companies covering a wide range of the health care universe.  He also served as a director of HealthFusion, Inc., a company providing IT services to physicians and New Horizons Diagnostics, Inc a company specializing in diagnostic and therapeutic technologies. Prior to forming Amalgam, Mr. McGee served in financial consulting roles with both Merrill Lynch and Lehman Brothers and served as vice president at both Oppenheimer & Company and Cohen & Company in Chicago, IL.  While at Cowen he hosted a weekly television show on financial matters entitled Ask An Expert.  His focus was largely in the health care sector.

Stacey Richter, Director.   Ms. Richter has served as a director of Vemics since August of 2009. Ms. Richter founded Franklyn Ideas, LLC in 1993.  Franklyn Ideas develops promotional programs for some of the world's largest, as well as up and coming, pharmaceutical companies. The company’s scope of services includes managed care messaging platforms, representative-delivered and non-personal communication tactics and tactical plans, package insert and packaging management and digital asset maintenance.   Prior to the Franklyn Ideas start-up, Stacey worked in advertising operations at Parke-Davis/Warner Lambert as well as gained invaluable experience during her years as a medical device sales representative. She graduated Magna Cum Laude from the University of Pennsylvania, Wharton School of Business.

Code of Ethics

As a result of the Company's limited operations over the past couple of years, the Company has not adopted a code of ethics as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934.  The Company expects to adopt a code of ethics within the next twelve months.

Item 11.               Executive Compensation

The following table sets forth annual compensation paid to our named executive officers for the fiscal year ended June 30, 2008 and for the year ended June 30, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (1) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)
Fred Zolla, CEO & Chairman (2)	2009 2008	$137,200 $120,000	- -	$350,000	- -	- -	- -	- -	$480,200 $120,000
Craig Stout, Chief Operating Officer/Interim Chief Financial Officer (3)	2009 2008	$130,000 $100,800	- -	$125,000 -	- -	- -	- -	- -	$255,000 $100,800
Tom Dorsett, President (4)	2009 2008	$110,000 $ 93,000	$50,000 -	$200,000 -	- -	- -	- -	- -	$360,000 $ 93,000
Brian Howell, Chief Technology Officer (5)	2009 2008	$104,800 $ 81,600	- -	$150,000 -	- -	- -	- -	- -	$254,800 $ 81,600

 (1) On April 17, 2009, Mr. Zolla was awarded 3,500,000 shares of Common Stock by the Board of Directors as a bonus.

(2) On April 17, 2009, Mr. Stout was awarded 1,250,000 shares of Common Stock by the Board of Directors as a bonus.

(3) On April 17, 2009, Mr. Dorsett was awarded 2,000,000 shares of Common Stock by the Board of Directors as a bonus.

(4) On April 17, 2009, Mr. Howell was awarded 1,500,00 shares of Common Stock by the Board of Directors as a bonus.

Employment Agreements with Executive Officers

The Company and Mr. Fred Zolla, its Chief Executive Officer and Chairman of the Board, entered into a three-year employment agreement effective as of October 1, 2004, pursuant to which Mr. Zolla was paid an annual salary (based on a calendar year) of $70,000 in 2005, $130,000 in 2006 and $168,000 for 2007.  Mr. Zolla may terminate the agreement for any reason on 90-days written notice to the Company or by the Company immediately for cause.  The Agreement provides for 18 months of severance in the event of termination without cause.  Mr. Zolla's initial agreement expired on December 31, 2007; however, this agreement was renewed for two years and is due to expire on December 1, 2009.  The Company expects to renew the Agreement prior to its expiration.

In addition, effective as of October 1, 2004, the Company and Brian Howell, its Chief Technology Officer, entered into a three-year employment agreement pursuant to which Mr. Howell was paid an annual salary of $93,000 in 2005, $107,000 in 2006 and $134,400 for 2007.  Mr. Howell may terminate the agreement for any reason on 90-days written notice to the Company or by the Company immediately for cause.  In the event of a termination by us for any reason other than cause, the Company is to pay Mr. Howell an amount equal to 12 months' salary.  Mr. Howell's initial agreement expired on December 31, 2007; however, this agreement was renewed for two years and is due to expire on December 1, 2009.  The Company expects to renew the Agreement prior to its expiration.

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

On October 12, 2006, as part of the acquisition of NuScribe, the Company entered into an agreement with Tom Dorsett the former CEO of NuScribe.  Mr. Dorsett currently serves as President of the Company.  The agreement has an initial term of two years, commencing on October 12, 2006 and ending on October 12, 2008, which has automatically renewed for an additional two-year term through October 12, 2010.  This agreement provided for an annual salary of $80,000, which was increased to $120,000 upon a funding event to the Company in excess of $1,000,000 earlier in 2008.  Mr. Dorsett may terminate the agreement for any reason on 90-days written notice to the Company or by the Company immediately for cause.  The Company expects to renew the Agreement prior to its expiration.

Equity Incentive Plan

The Company adopted the Vemics, Inc. 2007 Equity Compensation Plan, which was approved by our stockholders on June 6, 2007 (the “Equity Plan”), to provide employees, non-employee directors, consultants and advisors with the opportunity to receive grants of stock options and stock awards.  The purpose of the Equity Plan is to give participants an ownership interest in our Company, and to create an incentive to contribute to our economic success.  The Equity Plan authorizes the issuance of incentive stock options, nonqualified stock options and other stock based awards to employees, non-employee directors, consultants and advisors.  There are 17,000,000 shares of Common Stock authorized under the Equity Plan.  As of June 30, 2009, the Company has issued options to purchase 1,895,000 shares of Vemics Common Stock to non-executive officers employees, former employees and consultants of the company.  Additionally, the Company issued  2,970,000 shares to non-executive officers, employees, former employees and consultants of the Company

Item 12.               Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of September 29, 2009, certain information with respect to the beneficial ownership of the Common Stock by: (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group.

Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.  Applicable percentage of ownership is based on 128,623,635 shares of our Common Stock outstanding on September 29, 2008.

In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options and/or warrants currently exercisable, or exercisable within 60 days of September 29, 2008, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1) (2)	Amount of Beneficial Ownership	Percent of Outstanding Shares
F. Chandler Coddington, Jr. (3)	28,642,935	21.56%
Fred Zolla (4)	8,110,116	6.23%
Tom Dorsett	5,792,077	4.50%
Brian Howell	2,815,572	2.19%
Craig Stout	2,275,000	1.77%
Brian Groh	936,538	0.73%
Dr. Larry Shemen (5)	1,210,966	0.94%
All officers and directors as a group (7 persons) (6)	46,085,590	31.69%

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

(4)	Includes 953,333 shares of Common Stock that may be acquired upon exercise of currently exercisable warrants.

(5)	Includes 205,000 shares of Common Stock that may be acquired upon exercise of currently exercisable warrants.

(6)	Includes 8,642,974 shares of Common Stock that may be acquired upon exercise of currently exercisable warrants.

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

In April of 2009 Mr. Coddington received 5,600,000 shares of stock for loans that he personally guaranteed on behalf of Vemics and various other consulting services to the Company outside his duties as a director.

Between June 30, 2005 and February 28, 2008, Dr. Larry Shemen, a member of our Board of Directors, has invested $170,000 into the Company in exchange for shares of Common Stock.

Between February and April of 2009 Craig Stout loaned $38,000.00 to the company interest free and with no specific terms for repayment.  As of June 30, 2009, all but $13,000 of these loans had been paid back.

Item 14.               Principal Accountant Fees and Services

Cost of Fees and Services

During fiscal years 2008 and 2007, the Company’s independent registered public accounting firm, Demetrius & Company L.L.C., rendered services to the Company for the following fees:

	2009	2008
Audit Fees	$45,000	$44,000
All Other Fees(*)		43,000

Total	$45,000	$87,000

(*)	Other services consist of fees related to review of our registration statement on Form 10-SB

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

PART IV

Item 15.               Exhibits, Financial Statements Schedules

2.1	Share Exchange Agreement by and between Vemics, Inc. a Delaware corporation, and OMII, Inc., a Nevada corporation*

3.1	Articles of Incorporation*

3.2	Amended and Restated Articles of Incorporation of Vemics, Inc. filed on April 15, 2008*

3.3	Bylaws*

10.1	Stock Purchase Agreement, dated October 16, 2006, by and among the Company and the stockholders of NuScribe, Inc., a Delaware corporation*

10.2	Asset Purchase Agreement, dated January 25, 2007, by and between the Company and e-Learning Desktop, Inc.*

10.3	Secured Convertible Promissory Note Bridge Funding dated December 2, 2005, by and between the Company and Valiant Holding Co., for $445,000.*

10.4	Vemics, Inc. 2007 Equity Compensation Plan*

10.5	Employment Agreement dated as of October 1, 2004 July 17, 2006 by and between Fred Zolla and Vemics, Inc.*

10.6	Employment Agreement dated as of October 1, 2004, by and between Brian Howell and Vemics, Inc.*

10.7	Employment Agreement dated as of April 1, 2008, by and between Craig Stout and Vemics, Inc.*

10.8	Service Agreement by and between eRx Network, LLC and Vemics, Inc. entered into as of November 30, 2007.*

10.9	Microsoft HealthVault Solution Provider Agreement by and between Microsoft Corporation and Vemics, Inc. effective February 15, 2008.*

10.10	Volume Purchase Agreement by and between Dell Marketing, L.P. and Vemics, Inc. effective as of February 19, 2008.*

10.18	Service Agreement between AMA Insurance Agency, Inc and Vemics, Inc. d/b/a iMedicor *******

10.19	Amendment to the Limited Asset Purchase Agreement with ClearLobby, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a)

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to exhibits of Registrant’s Form 10 filed on May 13, 2008.
**Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 13, 2008.
***Incorporated by reference to Exhibit 10.1 of Registrants 8-K filed September 18, 2008.
****Incorporated by reference to Exhibit 10.1 of Registrants 8-K filed August 8, 2008.
*****Incorporated by reference to Exhibit 10.1 of Registrants 8-K filed December 15, 2008
******Incorporated by reference to Exhibit 4.1 of Registrants 8-K filed January 20, 2009
*******Incorporated by reference to Exhibit 10.1 of Registrants 8-K filed May 05, 2009
********Incorporated by reference to Exhibit 10.1 of Registrants 8-K filed July 27, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Fred Zolla	Chief Executive Officer,	October 13, 2009
Fred Zolla	(Principal Executive Officer)

/s/ Thomas Dorsett	President	October 13, 2009
Thomas Dorsett

/s/ Craig Stout	Chief Operating Officer and	October 13, 2009
Craig Stout	Interim Chief Financial Officer

/s/ Brian Howell	Chief Technology Officer	October 12, 2009
Brian Howell

/s/ F. Chandler Coddington, Jr.	Director	October 12, 2009
F. Chandler Coddington, Jr.

/s/ Larry Shemen	Director	October 13, 2009
Larry Shemen, MD

/s/ Brian Groh	Director	October 12, 2009
Brian Groh

/s/ Stacy Richter	Director	October 12, 2009
Stacy Richter

/s/ Michael McGee	Director	October 12, 2009
Michael McGee

/s/ Michael Lorelli	Director	October 12, 2009
Michael Lorelli