Form 10-Q
period 2009-09-30
Vemics, Inc.
filed 2009-11-17
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30,  2009

Commission file number: 000-52765

VEMICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Avalon Gardens Drive, Nanuet, New York 10954
(Address of principal executive offices) (Zip Code)

(845) 371-7380
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (&232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

VEMICS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2008
ASSETS	unaudited	Audited
Current assets:
Cash and cash equivalents –– interest bearing	$3,175	$52,615
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $5,000 at September 30, 2009 and June 30, 2009, respectively	3,214	3,214
Total Current Assets	6,389	55,828

Property and equipment, net	13,553	16,545
Other Assets
Deferred Expenses	60,798	60,798
Technology and Medical Software, net	6,314,118	6,814,563
Goodwill	681,673	681,673
	7,056,590	7,557,035
Total Assets	$7,076,531	$7,629,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable –– banks	$87,354	$87,354
Current portion of long-term debt	3,868,028	3,624,198
Accounts payable and accrued expenses	1,722,870	1,585,901
Deferred income	120,810	121,620
Total Current Liabilities	5,799,062	5,419,074
Other long-term liabilities
Long-term notes payable	1,268,996	1,268,996

Total Liabilities	7,068,057	6,688,070
Stockholders’ Equity
Preferred stock, par value $0.001 per share, authorized 1,00,000. Issued and outstanding -0- shares as of September 30, 2009 and June 30, 2009, respectively	-	-
Common stock, par value $0.001 per share, authorized 200,000,000. Issued and outstanding 128,119,000 and 114,561,998 shares at September 30, 2009 and June 30, 2009, respectively	128,119	114,562
Additional Paid in Capital	32,631,329	30,962,043
Less: Treasury stock, 368,407 shares at both September 30, 2008 and June 30, 2008	(508,195)	(508,195)
Accumulated deficit	(32,242,799)	(29,627,071)
Total Stockholders’ Equity	8,474	941,339
Total Liabilities and Stockholders’ Equity	$7,076,531	$7,629,409

See Notes to Condensed Consolidated Statements (unaudited).

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	September 30, 2009	September 30, 2008
	unaudited	unaudited

Revenues:	$65,832	$76,910
Cost of Services	10,995	15,109
Gross Profit	54,837	61,801
Expenses:
Stock issued for fees and services	1,231,530	-
Consulting, commissions and travel	88,764	128,068
Operational fees and expenses	177,922	166,822
Professional fees	105,375	80,534
Payroll and related taxes	223,015	270,431
Depreciation and amortization	503,437	494,354
Production, advertising, brochures and public relations	62,279	28,941
Total Expenses	2,392,322	1,257,241
Loss before other income/(expenses)	(2,337,485)	(1,107,358)
Other Income/(Expenses):
Interest income	-	4,084
Redemption fee	(148,146)	-
Interest expense	(130,097)	(39,196)
Total Other Income/(Expenses)	(278,243)	(35,112)

Net loss available to common stockholders	$(2,615,728)	$(1,142,470)

Net loss per share, to common stockholders	$(0.02)	$(0.01)
Weighted average number of shares, basic and diluted	122,961,154	78,745,353

See Notes to Condensed Consolidated Statements (unaudited).

 VEMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	September 30, 2009	September 30, 2008
	unaudited	unaudited
Cash Flows From Operating Activities:
Receipts from customers	$65,832	$23,087
Payments to suppliers, salaries	(611,930)	(1,264,903)
Interest received	-	4,084
Interest paid	42,468	(18,547)
Net Cash Used in Operating Activities	(503,360)	(1,256,279)

Cash Flows Used in Investing Activities:
Purchase of Technology & Medical Software	-	(340,000)
Purchase of fixed assets	-	(271)
Net Cash Used in Investing Activities	-	(340,271)

Cash Flows From Financing Activities:
Payments on notes payable	(15,000)	(212,980)
Short term loans proceeds	470,000	240,000
Short term loans paid	-	(147,442)
Sale of common stock	-	1,700,000
Net Cash Provided by Financing Activities	455,000	1,579,578

Net Increase/(Decrease) in Cash	(48,360)	(16,972)

Cash at the Beginning of Period	52,615	212,566

Cash at End of Period	$3,175	$195,594

See Notes to Condensed Consolidated Statements (unaudited).

VEMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	September 30, 2009	September 30, 2008
	unaudited	unaudited
Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net Loss	$(2,615,708)	$(1,142,470)
Adjustments to Reconcile net income/(loss) to net cash
Used by operating activities
Stock issued for fees and services	1,231,530
Depreciation & Amortization	503,437	494,354
Changes in:
Trade receivables	-	4,667
Other receivables	-	-
Accounts payable and accrued expenses	106,861	(569,989)
Prepaid expenses	-	(5,000)
Convertible debentures - accrued interest	271,330	20,649
Deferred income	(810)	(58,500)
Net Cash Used in Operating Activities	$(503,360)	$(1,256,279)

See Notes to Condensed Consolidated Statements (unaudited).

VEMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2009

NATURE OF OPERATIONS

Vemics, Inc. (the "Company") builds portal-based, virtual work and learning environments in healthcare and related industries.  Our focus is twofold: iMedicor, our web-based portal which allows Physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1986 ("HIPAA") regulations and; recently acquired ClearLobby technology, our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of information on new drugs without the costs related to direct sales forces.

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2009.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, "Generally Accepted Accounting Principles," as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company's financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

2.	GOING CONCERN

From inception through June 30, 2005, the Company had been in the development stage, devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital. The Company has incurred operating losses to date and has an accumulated deficit of approximately $32,243,000 and $29,627,000 at September 30, 2009 and at June 30, 2009, respectively. The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The financing may not be available on terms satisfactory to the Company, if at all. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

3.	NET EARNING (LOSS) PER SHARE

Basic and diluted net loss per share information is presented in association with the requirements of SFAS No. 128in accordance with current accounting guidance, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase.  Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes to the weighted-average number of common shares outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

4.	WARRANTS

As of September 30, 2009, the Company has issued warrants to purchase shares of Common Stock reserved for issuance upon exercise to various stockholders and service providers according to the schedule below:

No. shares	Expiration	Exercise Price
4,178,419	2009 – 2010	$1.50
2,206,666	2010 – 2011	$.60
1,430,000	2011	$.24
1,541,667	2011	$.12
4,000,000	2013	$.04
660,000	2013 – 2014	$.05

Management has not assigned a value to these warrants, as it is not practicable to estimate fair value for these financial instruments. The Company has reserved the right to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

5.	RELATED PARTY TRANSACTIONS

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

6.	TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc. In addition, we have elected to capitalize all related development costs associated with its completion. The iMedicor™ product was launched in late October 2007 and we have begun to amortize its cost on a straight line basis over 60 months. Amortization expenses were $495,195 for the three months ended September 30, 2009.

	9/30/2009	6/30/2009

Technology and medical software	$10,008,893	$10,008,893
Less: Accumulated Amortization	3,694,775	3,194,330

	$6,314,118	$6,814,563

7.	SHORT AND LONG TERM DEBT

Convertible Debentures	$3,233,472
Notes Payable	1,903,553
Total	$5,137,024
Less: portion in current liabilities	(3,868,028)
Balance of long term debt	$1,268,996

Long term debt matures as follows:
June 30, 2010	$3,868,028
June 30, 2011	1,268,996
Total	$5,137,024

Convertible Debentures

The Company has issued Convertible Debentures at various times, interest rates on these debentures vary from 8% to 17.98% with various maturity dates through December 31, 2009.

Amount outstanding	Interest Rate	Conversion Features
$150,000	17.98%	convertible into common shares at $.45 per share
270,000	8.00%	convertible into common shares at $.138 per share
289,937	12.00%	the 20 day trailing average closing price less a 10% discount
23,800	4.00%	convertible into common shares at $.10 per share
2,499,734	15.00%	convertible into common shares at $.05 per share
$3,233,472

NOTES PAYABLE

Payee	$273,333	8%
Director	601,863	8%
Director	1,028,357	8%
	$1,903,553

8.	SUBSEQUENT EVENTS

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

The company has evaluated subsequent events from the period September 30, 2009, the date of these financial statements, through November 17, 2009, which represents the date these financial statements are being filed with the Commission,

Pursuant to the requirements of FASB ASC topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.

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

We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2008.Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results.

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

iMedicor was launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200% .  In February of 2009 we re-launched iMedicor as version 2.0 with completely redesigned functionality and security.  During the redesign phase we focused less on increasing membership and more on working with a core group of physician members to address functionality within the site and make recommended changes for the launch of the 2.0 version.  Currently iMedicor is a free service for all users as we build a customer base; however, we have currently generate revenues through the delivery of on-line CME courses and have begun generating revenues from various components within iMedicor through our partnership with Navinet and our recent acquisition of ClearLobby; focusing on direct pharmaceutical company to physician marketing and product dissemination.  We have several new programs scheduled to launch in the third fiscal quarter beginning in January 2010 designed around pharmaceutical marketing to physicians which we expect to generate significant revenue for the Company We also expect to begin to generate additional revenues as iMedicor member physicians begin to use our inter—EMR communications tool sometime in the third quarter and later in the year the redesigned NuScribe Voice Recognition Application.

Our sales in other areas for the quarter ended September 30, 2009 from 2008, as most of our internal efforts have been devoted to establishing new relationships with strategic partners, developing a pharmaceutical marketing sales channels and the redesign of the iMedicor portal and it’s integration with partner sites and the introduction of increased functionality.  We have, however, entered into several contracts with pharmaceutical companies and one medical liability insurance company which we expect to start producing revenue in the third fiscal quarter 2010.

Our plan includes charging pharmaceutical and other healthcare related companies an initial set up fee of up to $95,000 to upload all product specific programs, in all formats.  The initial fee will cover the set up costs and the first 1,500 qualified "click throughs" (i.e., a qualified click through is a physician or physicians trusted source, downloading any information available on specific products inside iMedicor).  Once the 1,500 click throughs are exhausted, iMedicor will charge between $25.00 and $50.00 per additional click through.  Our first contract for this format was signed with the American Medical Association Insurance Agency (AMAIA) on August of 2009, and seminars have begun as of September to promote AMAIA products to physicians and physician practices.

As of September 30, 2009, we require approximately $170,000 to $230,000 of cash per month to fund our operations.  This amount may increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

We require substantial, immediate funding to meet our current operating and capital expenditure requirements.  To execute on our business plan successfully, we will need to raise additional money in the near future.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  In the quarter ended September 30, 2009, we were successful in raising $470,000 through short-term debt instruments.  All funds raised have been used to maintain current operations and continue development work on iMedicor as we begin to establish paying clients and generate additional revenues.

We are currently seeking up to $10,000,000 in capital through a private placement of preferred stock.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are unable to raise additional capital, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies.

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

Results of Operations

Three months ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended September 30
	(unaudited)

	2009	2009	2008	2008
Net Sales and Revenues	$65,832	100%	$76,910	100%
Cost of Services	10,995	17%	15,109	19%
Gross Profit	54,837	83%	61,801	91%

Operational General and Administrative Expenses	657,355	998%	674,805	878%
Depreciation and amortization	503,437	764%	494,354	642%
Stock issued for fees and services	1,231,530	1,871%
Total Expenses	2,392,302	3,635%	1,169,159	1,520%
Loss before other income (expense)	$(2,337,485)	3,550%	$(1,107,358)	1,485%

Revenues

The Company's revenues for the three months ended September 30, 2009 decreased by 14% to $65,832 from $76,910 in the three months ending September 30, 2008, due primarily to the complete suspension of sales of the NuScribe Voice Recognition Appliance and Application.  This suspension in NuScribe sales was intentional, as this component is being redesigned to be bundled as an online application within the iMedicor™ Portal.  During the redesign period, sales efforts of the stand-alone voice recognition engine decreased significantly in 2008 and were suspended completely in 2009 pending deployment as an integrated part of the iMedicor™ portal.   The Company reduced its sales team, which had been engaged in NuScribe sales, and redirected the remaining sales force to building a user base within the iMedicor™ Portal and securing relationships with pharmaceutical companies and advertisers.

Cost of Services

Cost of services as a percentage of revenues was 17% for the quarter ended September 30, 2009 as compared to 19% for the quarter ended September 30, 2008 representing no significant difference.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $657,355 in the quarter ended September 30, 2009 from $674,805 in the comparable quarter 2008, or 2.2%, representing no material difference.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the quarter ending September 30, 2009 to $503,437 from $494,354, for the quarter ending September 30, 2008 or 1.9%, representing no material difference.

Loss from Operations

Income (loss) from operations for the quarter ended September 30, 2009 totaled ($2,337,485) or approximately 3,550% of net revenue compared to ($1,107,358) or approximately 1,485% of net revenue for the quarter ended September 30, 2008.  The increase in loss from operations for the quarter ended September 30, 2009 was wholly due to the Company’s election to issue stock for fees and services, which enabled us to maintain a high pace of development, pubic relations, investor relations and sales during a period when the company had little cash available.

Liquidity and Capital Resources

Cash and cash equivalents were $3,175 at September 30, 2009 compared to $52,615 at June 30, 2008.

Net cash used by operating activities was $503,360 for the three months ended September 30, 2009 as compared to $1,256,279 for the three months ended September 30, 2008.  The decrease is primarily due to the companies continued consolidation of operations to preserve cash.

Net cash used by investing activities was $0 for the three months ended September 30, 2009 as compared to cash used by investing activities of $340,271 for the three months ended September 30, 2008.

Net cash provided by financing activities was $455,000 for the three months ended September 30, 2009 as compared to net cash used by financing activities of $1,579,578 for the three months ended September 30, 2008, representing no material difference.

In the quarter ending September 30, 2009 the Company sold a series of short-term Convertible Promissory Notes to independent private accredited investors in exchange for  an aggregate investment of $470,000.  The notes all have a conversion provision which allows the note holder to convert to equity in the company at a conversion price of $0.05 per share.

Due to our serious cash position and the reduction in sales revenue prior to generating revenues through the iMedicor™ website, the Company has continued to reduce costs where possible, including eliminating certain non-essential staff positions and eliminating non-essential operating costs.

The Company continues to operate at a loss and is projected to do so until the third or fourth quarter of this fiscal year.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.

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

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2009, the period covered by this Form 10-Q.

Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ending September 30, 2009 the Company entered into a series of Convertible Promissory Notes (the “Convertible  Notes”) with independent private accredited investors (the “Investors”) totaling an aggregate gross investment of $470,000.    The Convertible Notes provide for the repayment of principle to the Investors on or before the maturity dates, which range between December 1, 2009 and March 1, 2010, which dates can be extended for an additional six-month period at the Company’s sole discretion.  The Convertible Notes provide for ten (10%) percent annual interest payable on the maturity date to the Investors in either cash or stock in the discretion of the Investor.  Interest on the Convertible Notes is due on the maturity date of each Note.  Under certain circumstances, the Company can prepay each Convertible Note prior to the maturity date or prior to conversion with 30-days’ advance notice to the Investors.  The Convertible Notes also contain certain affirmative and negative covenants relating to the Company’s operations.

As holders of the Convertible Notes, the Investors have the option to convert the Convertible Notes at $0.05 per share into the Common Stock.  The Convertible Notes carry a conversion redemption fee equal to 50% of each Note, which fee is due to the Investors from the Company upon conversion to equity, but not if the note is paid back in cash.  For example, an Investor who paid in principle of $50,000 would receive 1,500,000 shares of common stock at conversion,.

The Company also issued 4,000,000 shares of the company’s common stock for the reduction of a 432,500 in debt to various noteholders.

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

Vemics, Inc. (Registrant)

Date: November 17, 2009	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2009	By:	/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer (Principal Accounting Officer)