Form 10-Q
period 2009-12-31
Vemics, Inc.
filed 2010-02-22
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

Rider 1A

Commission file number: 000-52765

VEMICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Avalon Gardens Drive, Nanuet, New York 10954
(Address of principal executive offices) (Zip Code)

(845) 371-7380
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

Rider 1B

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

VEMICS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2009

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
ASSETS	unaudited	Audited
Current assets:
Cash and cash equivalents –– interest bearing	$34,368	$52,615
Advances	2,606	-
Accounts receivable, net of allowance for doubtful accounts of $-0- and $5,000 at December 31, 2009 and June 30, 2009, respectively	3,214	3,214
Total Current Assets	40,188	55,829

Property and equipment, net	10,561	16,544

Other Assets
Deferred Expenses	60,798	60,798
Technology and Medical Software, net	5,941,923	6,814,563
Goodwill	681,673	681,673
	6,684,394	7,557,035
Total Assets	$6,735,143	$7,629,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable –– banks	$87,354	$87,354
Current portion of long-term debt	4,526,353	3,624,198
Accounts payable and accrued expenses	1,427,501	1,585,901
Deferred income	60,000	121,620
Total Current Liabilities	6,101,208	5,419,073
Capital long-term liabilities
Long-term notes payable	1,305,198	1,268,996
Total Liabilities	7,406,406	6,688,069
Stockholders’ Equity
Common stock, par value $001 per share, authorized 200,000,000 Issued and outstanding 135,332,558 and 114,562,000 shares at December 31, 2009 and June 30, 2009, respectively	135,333	114,562
Additional Paid in Capital	33,018,557	30,962,043
Less: Treasury stock, 368,407 shares at both December 31, 2009 and June 30, 2009	(508,195)	(508,195)
Accumulated deficit	(33,316,958)	(29,627,071)
Total Stockholders’ Equity	(671,263)	941,339
Total Liabilities and Stockholders’ Equity	$6,735,143	$7,629,408

See notes to financial statements.

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	December 31, 2009	December 31, 2008
	unaudited	unaudited

Revenues:	$65,582	$79,150
Cost of Services	2,439	8,431
Gross Profit	63,143	70,719
Expenses:
Consulting, commissions and travel	42,089	87,032
Operational fees and expenses	130,172	157,115
Professional fees	31,040	10,861
Payroll and related taxes	175,427	242,405
Depreciation and amortization	510,187	497,321
Production, advertising, brochures and public relations	38,082	9,056
Total Expenses	926,997	1,003,790
Loss before other expenses	(863,854)	(933,071)
Other Income/(Expenses):
Redemption Fee	(160,646)	44
Interest expense	(101,823)	(38,934)
Total Other Income/(Expenses)	(262,469)	(38,890)

Net loss available to common stockholders	$(1,126,323)	$(971,961)

Net loss per share, to common stockholders	$(0.01)	$(0.01)
Weighted average number of shares, basic and diluted	123,044,835	83,093,198

See notes to financial statements.

VEMICS, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six	For the six
	months ended	months ended
	December 31, 2009	December 31, 2008
	unaudited	unaudited

Revenues:	$131,414	$161,510
Cost of Services	7,937	23,540
Gross Profit	123,447	137,970

Expenses:
Stock Issued for Fees and Services	1,261,393	-
Consulting, commissions and travel	35,115	217,766
Operational fees and expenses	348,187	326,721
Professional fees	97,415	91,404
Payroll and related taxes	448,086	512,836
Depreciation and amortization	1,013,624	991,675
Production, advertising, brochures and public relations	86,208	37,997
Total Expenses	3,290,028	2,178,399
Loss before other expenses	(3,166,551)	(2,040,429)

Other Income/(Expenses):
Interest Income	-	4,128
Redemption Fee	(321,292)	-
Interest expense	(202,044)	(78,130)
Total Other Income/(Expenses)	(523,336)	(74,002)

Net loss available to common stockholders	$(3,689,887)	$(2,112,838)
Net loss per share, basic and diluted	$(0.03)	$(0.03)
Weighted average number of shares, basic and diluted	125,879,009	83,093,198

See notes to financial statements.

VEMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six	For the six
	months ended	months ended
	December 31, 2009	December 31, 2008
	unaudited	unaudited
Cash Flows From Operating Activities:
Receipts from customers	$69,794	$43,179
Payments to suppliers, salaries	(941,463)	(1,702,757)
Interest Received		4,128
Interest paid	(22,078)	(31,296)
Net Cash Used in Operating Activities	(893,747)	(1,685,936)

Cash Flows Used in Investing Activities:
Purchase of Technology & Medical Software	-	(475,271)
Net Cash Used in Investing Activities	-	(475,271)

Cash Flows From Financing Activities:
Payments on capital lease obligations	-	-
Payments on notes payable	(25,000)	(220,926)
Short term loans proceeds	900,500	539,985
Short term loans paid		(147,442)
Sale of common stock	-	(1,700,000)
Net Cash Provided by Financing Activities	875,500	1,979,563

Net Increase/(Decrease) in Cash	(18,247)	(189,590)

Cash at the Beginning of Period	52,615	212,566

Cash at End of Period	$34,368	$22,976
Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net Loss	$(3,689,887)	$(2,114,413)
Adjustments to Reconcile net income/(loss) to net cash
Used by operating activities
Depreciation & Amortization	1,013,624	991,675
Shares issued in exchange for services	1,261,393	-
Loan Accretion	321,292	-
Changes in:
Trade receivables	-	11,419
Advances	(2,606)	-
Deferred Expenses	-	-

Accounts payable and accrued expenses	84,091	519,943
Convertible debentures – accrued interest	179,966	26,185
Deferred income	(61,620)	(123,500)
Net Cash Used by Operating Activities	$(893,747)	$(1,685,936)

See notes to financial statements.

VEMICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

December 31,  2009

1.           BASIS OF PRESENTATION

Vemics, Inc. (the “Company”) builds portal-based, virtual work and learning environments in healthcare and related industries.  Our focus is twofold: iMedicor, our web-based portal which allows physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1986 (“HIPAA”) regulations and; recently acquired ClearLobby technology, our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of information on new drugs without the costs related to direct sales forces.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the six and three month period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2009.

2.           GOING CONCERN

From inception through June 30, 2009, the Company has been in the development stage, devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $33,316,000 and $29,627,000 at December 31, 2009 and at June 30, 2009, respectively.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

4.           WARRANTS

As of December 31, 2009, following warrants were outstanding:

No. shares	Expiration	Exercise Price
778,419	2010	$1.50
2,206,666	2010-2011	$.60
1,430,000	2011	$.24
1,541,667	2011	$.12
4,000,000	2013	$.04
13,620,000	2013-2014	$.05
1,000,000	2014	$.01

Management has not assigned a value to these warrants, as it is not practicable to estimate fair value for these financial instruments.  It also reserves the rights to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

5.           RELATED PARTY TRANSACTIONS

One member of our Board of Directors since 2002 is the largest individual investor in the Company, having invested $3,681,200 to date (or $3,733,254 when including accrued interest on convertible debt that was converted to equity).  . He currently owns or controls 25,746,795 shares of common stock and has the right to acquire 2,896,140 additional shares of common stock pursuant to currently exercisable warrants.

6.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc. In addition, we have elected to capitalize all related development costs associated with completion of the site. The iMedicor™ product was launched in late October 2007 and we have begun to amortize its cost on a straight line basis over 60 months.  Amortization expenses were $510,187 for the three months ended December 31, 2009.

	12/31/2009	6/30/2009
Technology and medical software	$10,008,893	$10,008,893
Less: Accumulated Amortization	4,066,970	3,194,330

	$5,941,923	$6,814,563

7.           SHORT AND LONG TERM DEBT

Convertible Debentures	$3,943,956
Notes Payable	1,887,595
Total	$5,831,551
Less: portion in current liabilities	(4,526,343)
Balance of long term debt	$1,305,198

Long term debt matures as follows:
June 30, 2010	$4,526,353
June 30, 2011	1,305,198
Total	$5,831,551

Convertible Debentures

The Company has issued Convertible Debentures at various times, interest rates on these debentures vary from 8% to 17.98% with various maturity dates through December 31, 2009.

Amount outstanding		Interest Rate	Conversion Features
$150,000		17.98%	convertible into common shares at $.45 per share. Original interest rate was 17.98%, however interest is not accruing per subsequent agreement between parties
270,000		8.00%	convertible into common shares at $.138 per share. No longer accruing interest.
57,500		12.00%	convertible into common shares at 10% discount to the 20 day trailing average closing price
23,800	(Ucko)	4.00%	convertible into common shares at $.05 per share
370,000		10.00%	convertible into common shares at $.05 per share, with an additional redemption premium of 50% of principal on conversion
3,072,656		15.00%	convertible into common shares at $.05 per share
$3, 943,956

NOTES PAYABLE

Delk Road	$281,282
Director	600,000
Director	1,006,313
$1,887,595

8.    IMPAIRMENT AND GOODWILL

Long-lived assets are reviewed for impairment annually as of December 31, 2009 and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of the asset exceeds the fair value of the asset.  The Company has also evaluated the goodwill for impairment as of December 31, 2009 utilizing present value method to projected cash flows and concluded that no impairment has occurred.

9.      SUBSEQUENT EVENTS

On January 27th, 2010 the company entered into a bridge financing agreement with an accredited investor totaling $600,000.  Portions of these funds were received prior to the end of the quarter ending December 31, 2009, however no definitive agreement was reached until January 2010.  Full details of the agreement are explained in PART II: Item 2 of this 10-Q filing as well as the company’s 8-K dated February 4, 2010.

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

iMedicor was launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200% .  In February of 2009 we re-launched iMedicor as version 2.0 with completely redesigned functionality and security.  During the redesign phase we focused less on increasing membership and more on working with a core group of physician members to address functionality within the site and make recommended changes for the launch of the 2.0 version.  Currently iMedicor is a free service for all users as we build a customer base; however, we currently generate revenues through the delivery of on-line CME courses and have begun generating revenues from various components within iMedicor; focusing on direct pharmaceutical company to physician marketing and product dissemination.  We have several new programs scheduled to launch in the third fiscal quarter beginning in February/March 2010 designed around pharmaceutical marketing to physicians which we expect to generate significant revenue for the Company We also expect to begin to generate additional revenues as iMedicor member physicians begin to use our inter—EMR communications tool sometime in the third quarter and later in the calendar year the redesigned NuScribe Voice Recognition Application.

Our sales remained flat in other areas for the quarter ended December 31, 2009 from 2008, as most of our internal efforts have been devoted to establishing new relationships with strategic partners, developing a pharmaceutical marketing sales channels and the redesign of the iMedicor portal and it’s integration with partner sites and the introduction of increased functionality.  We are, however, in the process of launching several new programs with pharmaceutical companies and one medical liability insurance company which we expect to start producing revenue in the third fiscal quarter 2010.

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

As of December 31, 2009, we required approximately $180000 to $200,000 of cash per month to fund our operations, however in the interest of preserving available cash we have reduced that figure to approximately $130,000 per month as of the date of this filing.   This amount may increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

We require substantial, immediate funding to meet our current operating and capital expenditure requirements.  To execute on our business plan successfully, we will need to raise additional money in the near future.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  In the quarter ended December 31, 2009, we were successful in raising $330,000 through short-term debt instruments.  All funds raised have been used to maintain current operations and continue development work on iMedicor as we begin to establish paying clients and generate additional revenues.

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

Results of Operations

Three months ended December 31, 2009 Compared to Three Months Ended December 31, 2008

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended December 31
	(unaudited)
	2009		2008

Net Sales and Revenues	$65,582	100%	$79,150	100%
Cost of Services	2,439	4%	8,431	11%
Gross Profit	63,413	96%	70,719	89%

Operational General and Administrative Expenses	416,810	635%	506,469	714%
Depreciation and amortization	510,187	778%	497,321	703%
Total Expenses	926,997	1,413%	1,003,790	1,266%
Loss before other income (expense)	$(863,854)	1,317%	$(933,071)	1.179%

Revenues

The Company's revenues for the three months ended December 31, 2009 decreased by 17% to  $65,582 from $79,150 in comparable period ending December 31, 2008, due wholly to the termination of sales of the NuScribe Voice Recognition Appliance and Application (“Nuscribe”).  The termination was instituted prior to the quarter ending December 31, 2008, however there were several sales which were initiated prior to the termination but finalized during that quarter, attributing to the difference in revenues from 2008 to 2009.  The termination in NuScribe sales was intentional, as this component is being redesigned to be bundled as an online application within the iMedicor™ Portal.  The company believes that there is a significant market for the redesigned, on-line NuScribe, and expects it to be a significant revenue driver in the pay-for services within the portal.

Cost of Services

Cost of services as a percentage of revenues was 4% for the quarter ended December 31, 2009 as compared to 11% for the quarter ended December 31, 2008.  The decrease in cost of services can be attributed to the limited sales of NuScribe, which bore a higher cost of sale than other services offered.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $416,810 in the quarter ended December 31, 2009 from $506,469 for the quarter ended December 31, 2008, or 17%.  The Company continues to cut costs and consolidate its workforce where possible to conserve cash.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the quarter ending December 31, 2009 to $510,187 from $497,321 for the quarter ending December 31, 2008 or 1.9%, representing no material difference.

Loss from Operations

Income (loss) from operations for the quarter ended December 31, 2009 totaled ($863,854) or approximately 1,317% of net revenue compared to ($933,071) or approximately 1,171% of net revenue for the quarter ended December 31, 2008.  As stated before, the decrease in income was wholly due to the election to terminate sales of Nuscribe while developing the on-line version of this tool for deployment in the iMedicor portal.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

The Following sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statement of operations.

	Six Months Ended December 31
	(unaudited)
	2009	2009	2008	2008

Revenues	$131,414	100%	$161,510	100%
Cost of Services	7,937	6%	23,540	15%
Gross Profit	123,447	94%	137,970	85%

Operational, General and Administrative Expenses	2,276,404	1,732%	1,186,724	859%
Depreciation and amortization	1,013,624	771%	991,675	719%
Total Expenses	3,290,028	2,504%	2,178,399	1,578%
Loss before other income (expense)	$(3,166,511)	2,410%	$(2,040,429)	947%

Revenues

The Company’s revenues for the six months ended December 31, 2009 decreased by 19% to $131,414 from $161,510 in the six months ended December 31, 2008.  As previously noted, this decrease in sales is attributed entirely to the termination of sales of the NuScribe application and appliance.

Cost of Services

Cost of services for the six months ended December 31, 2009, was 6% as compared to 15% for the the six months ended December 31, 2008, representing the reduced cost of services/sales associated with the reduced sales of NuScribe.

Operational, General and Administrative Expenses

Operational, general and administrative expenses increased to $2,276,404 for the six months ended December 31, 2009 as compared to $1,186,724 for the the six months ended December 31, 2008, or 92%.  This increase reflects the company’s decision to pay certain vendors with shares of common stock in the company as opposed to cash.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the six months ended December 31, 2008 to $1,013,624 from $991,675 of the six months ended December 31, 2008, representing no material difference.

Loss from Operations

Income (loss) from operations for the six months ended December 31, 2009 totaled (3,166,511) or approximately 2,410% of net revenue as opposed to (2,357,229) or approximately 947% of net revenue for the six months ended December 31, 2008.  The increase in loss from operations for the six months ended December 31, 2009 was largely due to the Company’s election to issue stock for fees and services in the quarter ended September 30, 2009, , which enabled the Company to maintain a high pace of development, pubic relations, investor relations and sales during a period when the company had little cash available.

Liquidity and Capital Resources

Cash and cash equivalents were $34,368 at December 31, 2009 compared to $52,615 at June 30, 2008.

Net cash used by operating activities was $893,747 for the six months ended December 31, 2009 as compared to $1,685,936 for the six months ended December 31, 2008.  The decrease  is primarily due to the company’s continued cost-cutting to preserve cash.

Net cash used by investing activities was $0 for the six months ended December 31, 2009 as compared to cash used by investing activities of $475,271 for the six months ended December 31, 2008, and was primarily due to capitalization of technology development costs and the purchase in September 2008 of the ClearLobby technology platform.

Net cash provided by financing activities was $875,500 for the six months ended December 31, 2009 as compared to net cash used by financing activities of $1,979,563 for the six months ended December 31, 2008.  The difference is attributed to the sale of $1,700,000 worth of the company’s common stock in July of 2008

Beginning on August of 2009, the Company entered into a series of Convertible Promissory Notes with independent private accredited investors totaling an aggregate gross investment of $720,000.  $290,000 of these investments are from one investor, Sonoran Pacific Resources, and are considered part of a larger bridge funding investment of $600,000 reported in the company’s Form 8-K Report filed February 4, 2010.

Due to our serious cash position and the reduction in sales revenue prior to generating any revenues through the iMedicor website, the Company has continued to reduce costs where possible, including eliminating certain non-essential staff positions and reducing or eliminating non-essential operating costs.  The company’s operational expenses, excluding shares issued for fees and services, averaged approximately $180,000 per month for the three months ending December 31, 2009.  As of the date of this filing, the company has further reduced operational costs to approximately $130,000 per month.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously noted,  the company has entered into a series of convertible promissory notes (the “Notes”) with accredited investors representing an aggregate investment of  $430,000,  The Notes carry an annual interest of 10% and a conversion option into common stock in the company at a rate of $0.05 per share.  If the investors elect to convert the loan amount into the company’s common stock, there will be a redemption fee associated with the conversion equal to 50% of the principal amount of the loan.  If all of the $430,000 invested is converted into common stock, the total number of shares that will be issued at conversion is 12,900,000.

Additionally, in January of 2010, the company issued a series of convertible promissory notes to an independent accredited investor, Sonoran Pacific Resources, for an aggregate gross investment of $600,000 representing 12 units of a bridge funding with each unit representing $50,000.  The Convertible Notes bear interest at the rate of 10% per annum and provide for the repayment, in either cash or stock at the discretion of the investor, of principle and unpaid interest thereon to the Investors within 120 days of receipt of funds.  In addition  the Convertible Notes provide for, the immediate payment of 500,000 shares of common stock in the Company per unit and 1 warrant to purchase up to 1 million additional shares in the Company.  The Investors may at any time prior to the payment of the Convertible Notes convert all or any portion of the Convertible Notes into shares of common stock in the Company at a conversion rate of $0.05 per share.

In connection with the borrowing, the Company is obligated to issue warrants (the “Warrants”) to the Investors to purchase per Unit up to an aggregate of 1 million shares of the Company's common stock.  The exercise price of each Warrant escalates during the 5 year period beginning with $0.05 in year one and increasing to $0.15 in year 2, $0.30 in year three, $0.50 in year four and $1.00 in year five.

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

Vemics, Inc. (Registrant)

Date: February 22, 2010	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2010	By:	/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer
(Principal Accounting Officer)