Form 10-Q
period 2010-03-31
Vemics, Inc.
filed 2010-05-24
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCAHNGE ACT OF 1934

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

VEMICS, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2010

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
ASSETS	unaudited	Audited
Current assets:
Cash and cash equivalents –– interest bearing	$6,744	$52,615
Advances	3,714	-
Accounts receivable, net of allowance for doubtful accounts of $5,000 at March 31, 2010 and June 30, 2009, respectively	3,214	3,214
Total Current Assets	13,672	55,829

Property and equipment, net	8,603	16,544

Other Assets
Deferred Expenses	60,798	60,798
Technology and Medical Software, net	5,480,478	6,814,563
Goodwill	681,673	681,673
	6,222,949	7,557,035
Total Assets	$6,245,224	$7,629,408
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable –– banks	$73,267	$87,354
Current portion of long-term debt	4,098,673	3,624,198
Accounts payable and accrued expenses	1,803,113	1,585,901
Deferred income	60,000	121,620
Total Current Liabilities	6,035,053	5,419,073
Capital long-term liabilities
Long-term notes payable	1,305,198	1,268,996
Total Liabilities	7,304,251	6,688,069
Stockholders’ Equity
Common stock, par value $001 per share, authorized 200,000,000 Issued and outstanding 150,130,398 and 114,562,000 shares at March 31, 2010 and June 30, 2009, respectively	150,130	114,562
Additional Paid in Capital	33,517,399	30,962,043
Less: Treasury stock, 6,868,195 and 368,407 shares at March 31, 2010 and June 30, 2009, respectively	(1,158,195)	(508,195)
Accumulated deficit	(33,604,361)	(29,627,071)
Total Stockholders’ Equity (Deficit)	(1,095,027)	941,339
Total Liabilities and Stockholders’ Equity (Deficit)	$6,245,224	$7,629,408

See notes to financial statements.

VEMICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009
	unaudited	unaudited

Revenues:	$5,372	$131,707
Cost of Services	1,325	68,877
Gross Profit	4,047	62,830
Expenses:
Consulting, commissions and travel	16,428	82,556
Operational fees and expenses	263,050	166,676
Professional fees	31,850	94,863
Payroll and related taxes	230,201	259,436
Depreciation and amortization	508,413	518,821
Production, advertising, brochures and public relations	39,508	50,214
Total Expenses	1,089,440	1,172,556
Loss before other income/(expenses)	(1,085,393)	(1,109,736)
Other Income/(Expenses):
Common shares returned to treasury	650,000
Extinguishment of debt	270,000
Redemption Fee	(7,500)	(121,111)
Interest expense	(114,510)	(47,458)
Total Other Income/(Expenses)	797,990)	(168,596)

Net loss available to common stockholders	$(287,403)	$(1,278,305)

Net loss per share, to common stockholders	$(0.00)	$(0.02)
Weighted average number of shares, basic and diluted	138,785,317	83,093,198

See notes to financial statements.

VEMICS, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine	For the nine
	months ended	months ended
	March 31, 2010	March 31, 2009
	unaudited	unaudited

Revenues:	$136,786	$293,217
Cost of Services	9,262	92,417
Gross Profit	127,524	200,800

Expenses:
Stock Issued for Fees and Services	611,393	-
Consulting, commissions and travel	38,615	304,060
Operational fees and expenses	608,176	484,217
Professional fees	129,265	91,404
Payroll and related taxes	685,921	773,120
Depreciation and amortization	1,521,277	1,510,496
Production, advertising, brochures and public relations	125,716	84,211
Total Expenses	3,572,144	3,350,964
Loss before other income/(expenses)	(3,592,839)	(3,150,164)

Other Income/(Expenses):

Extinguishment of debt	270,000
Interest Income	-	4,128
Redemption Fee	(328,792)	(129,549)
Interest expense	(325,659)	(117,150)
Total Other Income/(Expenses)	(384,451)	(242,571)

Net loss available to common stockholders	$(3,977,290)	$(3,392,735)
Net loss per share, basic and diluted	$(0.03)	$(0.04)
Weighted average number of shares, basic and diluted	130,118,307	81,633,645

See notes to financial statements.

VEMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	March 31, 2010	March 31, 2009
	unaudited	unaudited
Cash Flows From Operating Activities:
Receipts from customers	$75,166	$385,554
Payments to suppliers, salaries	(1,363,892)	(2,274,633)
Interest Received	-	4,128
Interest paid	(47,386)	(15,179)
Net Cash Used in Operating Activities	(1,336,112)	(1,900,130)

Cash Flows Used in Investing Activities:
Purchase of Technology & Medical Software	(180,000)	(640,000)
Purchase of equipment		(271)
Net Cash Used in Investing Activities	(180,000)	(640,271)

Cash Flows From Financing Activities:
Payments on bank loan	(14,087)	-
Payments on notes payable	(25,000)	(230,515)
Short term loans proceeds	1,509,328	1,084,000
Short term loans paid		(212,980)
Sale of common stock	-	1,700,000
Net Cash Provided by Financing Activities	1,470,241	2,340,505

Net Increase/(Decrease) in Cash	(45,871)	(199,896)

Cash at the Beginning of Period	52,615	212,566

Cash at End of Period	$6,744	$12,670

Reconciliation of Net Loss to Net Cash: Used by Operating Activities
Net Loss	$(3,977,290)	$(3,392,735)
Adjustments to reconcile net income/(loss) to net cash
Used by operating activities
Depreciation & Amortization	1,521,277	1,510,494
Shares issued in exchange for services	611,393
Other income – Extinguishment of debt	(270,000)
Loan accretion	328,792
Changes in:
Trade Receivables		33,407
Advance		(5,000)
Deferred Expense	-	(91,197)
Accounts payable and accrued expenses	236,776	(245,551)
Redemption fee		129,549
Accrued interest	274,560	101,971
Deferred income	(61,620)	58,930
Net Cash Used by Operating Activities	(1,336,112)	(1,900,130)

See notes to financial statements.

VEMICS, INC.
CONDENSED COSOLIDATED
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

March 31, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine and three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2009.

2.           GOING CONCERN

From inception through June 30, 2009, the Company has been devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $33,604,000 and $29,627,000 at March 31, 2010 and at June 30, 2009, respectively.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

As of March 31, 2010, following warrants were outstanding:

No. shares	Expiration	Exercise Price
778,419	2010	$1.50
2,206,666	2010-2011	$.60
1,430,000	2011	$.24
1,541,667	2011	$.12
4,000,000	2013	$.04
13,620,000	2013-2014	$.05
1,000,000	2014	$.01
20,161,667

Management has not assigned a value to these warrants, as it is not practical to estimate fair value for these financial instruments.  It also reserves the rights to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share of the company’s common stock reaches certain levels.

5.           RELATED PARTY TRANSACTIONS

One member of our Board of Directors since 2002 is the largest individual investor in the Company, having invested $3,681,200 to date (or $3,733,254 when including accrued interest on convertible debt that was converted to equity).  . He currently owns or controls 25,746,795 shares, or 17%, of common stock and has the right to acquire 2,896,140 additional shares of common stock pursuant to currently exercisable warrants.

6.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc. In addition, we have elected to capitalize all related development costs associated with completion of the site. The iMedicor™ product was launched in late October 2007 and we have begun to amortize its cost on a straight line basis over 60 months.  Amortization expenses were $508,403 for the three months ended March 31, 2010.

	3/31/2010	6/30/2009
Technology and medical software	$10,008,893	$10,008,893
Less: Accumulated Amortization	4,528415	3,194,330
	$5,480,478	$6,814,563

7.           SHORT AND LONG TERM DEBT

Convertible Debentures	$3,919,537
Notes Payable	1,484,334
Total	$5,403,871
Less: portion in current liabilities	(4,098,673)
Balance of long term debt	$1,305,198

Long term debt matures as follows:
June 30, 2011	$1,305,198

8.           REDUCTION OF DEBT

On July 23, 2009 the United States District Court for the Southern District of New York voided the Settlement Agreement reached with the note holders in conjunction with a $270,000 convertible debenture issued in 2004 and found in favor of the company.  Since the note holders could not produce the original signed notes for settlement, as was agreed upon in the Settlement Agreement, the judge dismissed all the note holders’ claims with prejudice.  The note holders appealed the district court’s decision and on March 31, 2010 the United States Court of Appeals for the  Second Circuit upheld the lower court’s decision.  As such, the $270,000 in dispute has been recorded as other income by the company in its financials as a reduction of debt with no offsetting issuance of equities or equity backed securities.

9.           COMMON SHARES RETURNED TO TREASURY

In December 2009 several of the officers of the company voluntarily returned to the company an aggregate total of  6,500,000 shares previously issued to them as bonuses.  Due to the company’s by-laws, while the shares could be accepted by the company at that time, the shares could not be recorded as returned to treasury until the board had voted to do so.  The board issued a resolution returning the shares to treasury in March of 2010.  The shares were valued at $0.10 per share when issued in April of 2009, and had been recorded in the company financial statements for year-end 2009.  The reversal is being recorded in the current quarter financials in accordance with the Board’s March 2010 resolution.

10.         SUBSEQUENT EVENTS

In accordance with current accounting guidance, subsequent events have been evaluated through the date the financial statements are filed.  Through that date, there were no subsequent events requiring disclosure.

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

iMedicor was launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200% .  In February of 2009 we re-launched iMedicor as version 2.0 with completely redesigned functionality and security.  During the redesign phase we focused less on increasing membership and more on working with a core group of physician members to address functionality within the site and make recommended changes for the launch of the 2.0 version.  Currently iMedicor is a free service for all users as we build a customer base,  however, we plan to shift to a subscription only model sometime late in the next quarter of the current year, charging members between $12 and $15 per month (the exact amount has not been determined yet) for access to the portal.  We expect that there will be fairly wide acceptance of the   new, subscription-based model for the portal and are projecting that our subscriber base could reach between 70,000 and 100,000 healthcare professionals by the end of calendar 2010, generating between $700,000 and $1,000,000 per month in subscription fee revenue.  It is planned that subscription fees will begin after one 30 day trial period when basic services will be available for free to each member.  Additionally we expect to generate revenue by providing access by pharmaceutical companies to our user base for the purpose of providing information on new products and the direct sale of these products via the portal. Several new programs which were scheduled to launch in the third fiscal quarter have been delayed; however, we now have firm anticipated launch dates for the programs between June and July of 2010.  These programs include iMedicor’s recently announced participation with the Suncoast RHIO (Regional Health Information Organization) and the previously announced launch, through ClearLobby, of Access Pharmaceutical’s MuGard™.  We expect to announce participation with several othe RHIO’s within the next two months.

Our plan includes charging pharmaceutical and other healthcare related companies an initial set up fee of up to $95,000 to upload all product specific programs, in all formats.  The initial fee is intended to cover the set up costs and the first 1,500 qualified "click throughs" (i.e., a qualified click through is a physician or physicians trusted source, downloading any information available on specific products inside iMedicor).  With certain products, such as MuGard™, physicians will be able to order prescriptions for their patients directly through the portal, and iMedicor will receive a royalty equal to 5% of the cost of the order from the pharmaceutical company.

Our sales dropped significantly for the quarter ended March  31, 2010 compared to the quarter ended March  31, 2009 as most of our internal efforts have been devoted to establishing new relationships with strategic partners, developing pharmaceutical marketing sales channels and the redesign of the iMedicor portal and it’s integration with partner sites and the introduction of increased functionality.  Additionally, we have allowed several legacy programs which are not associated with providing service to the healthcare industry to expire, contributing to the significant drop in revenue for the quarter.

As of March 31, 2010, we required approximately $130,000 to $150,000 of cash per month to fund our operations. This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  We believe that we could reach a cash-flow “neutral” point sometime in the second quarter of our next fiscal year, and that by the close of calendar 2010 we would no longer have to rely on funding operations through the sale of equity or debt instruments; however, currently we still rely on outside funding to sustain operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

We require substantial, immediate funding to satisfy our current operating and capital expenditure requirements.  To execute on our business plan successfully, we will need to raise additional money in the near future.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  In the quarter ended March 31, 2010, we were successful in raising $460,000 through the issuance of short-term debt instruments.  All funds raised have been used to maintain current operations and continue development work on iMedicor as we begin to establish paying clients and generate additional revenues.

We are currently seeking up to $3,000,000 in capital through a private placement of preferred stock.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are unable to raise additional capital, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies.

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

Results of Operations

Three months ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31
	(unaudited)
	2010	2009

Net Sales and Revenues	$5,372	$131,707
Cost of Services	1,325	68,877
Gross Profit	4,047	62,830

Operational General and Administrative Expenses	581,027	590,915
Depreciation and amortization	508,413	518,821
Total Expenses	1,089,440	1,172,556
Loss before other income (expense)	$(1,085,393)	$(1,109,736)

Revenues

The Company's revenues for the three months ended March 31, 2010 decreased by 96% to $5,372 from $131,701 in the comparable period ending March 31, 2009. This decrease was due wholly to the termination of several legacy, multi-year contracts using proprietary company technology which does not relate to the new, healthcare-centric focus of the company.  There was no effort on the company’s behalf to renew these contacts as maintaining the software to service the contracts would only take resources away from maintaining and continuing to improve the iMedicor portal. The software supporting the contracts has become outdated with the adoption of Microsoft Windows™ 7 as the preferred PC operating system and the cost of upgrading the software to integrate with new operating systems would be prohibitive given that there is no plan to continue to use it.  The company had prepared for the loss in revenue, which will total approximately $300,000 for the 2010 Calendar year, and fully expects to make up for this loss in revenues generated from the iMedicor portal.

Cost of Services

Cost of services as a percentage of revenues was 25% for the quarter ended March 31, 2010  as compared to 52% for the quarter ended December 31, 2009.  The decrease in cost of services can be attributed to expiration of the above mentioned contracts and the revenue-sharing with partners associated with the contracts.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $581,027 in the quarter ended March 31, 2010 from $590,915 for the quarter ended March 31, 2009, or 1.5%, representing no material difference.

Depreciation and Amortization

Depreciation and Amortization expenses decreased for the quarter ending March 31, 2010 to $508,413 from $518,821 for the quarter ending March 31, 2009  or 2%, representing no material difference.

Loss from Operations

Income (loss) from operations for the quarter ended March 31, 2010 totaled ($1,085,393) or approximately 20,205% of net revenue compared to ($1,109,736) or approximately 843% of net revenue for the quarter ended March 31, 2009.  As stated before, the decrease in income was wholly due to the expiration of legacy contracts and the company’s decision not to pursue renewing these contracts.

Nine Months Ended March 31, 2010  Compared to Six Months Ended March 31, 2009

The Following sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statement of operations.

	Nine Months Ended March 31
	(unaudited)
	2010	2009

Revenues	$136,786	$293,217
Cost of Services	9,262	92,1740
Gross Profit	127,524	200,800

Operational, General and Administrative Expenses	2,199,095	1,840,468
Depreciation and amortization	1,521,277	1,510,496
Total Expenses	3,720,363	3,350,964
Loss before other income (expense)	$(3,592,839)	$(3,150,164)

Revenues

The Company’s revenues for the nine months ended March 31, 2010 decreased by 53% to $136,786 from $293,217 in the nine months ended March 31, 2009.  This decrease is due to a combination of the previously noted expiration of contracts and the cessation of sales of sales of the NuScribe Voice Recognition Appliance and Application (“Nuscribe”).  The termination in NuScribe sales was instituted prior to the quarter ending December 31, 2008, however there were several sales which were initiated prior to the termination but finalized during that quarter, attributing to a portion of the difference in revenues from the nine months ended March 31, 2010 to the same period in 2009.  The termination in NuScribe sales was intentional, as this component is being redesigned to be bundled as an online application within the iMedicor™ Portal.

Cost of Services

Cost of services for the nine months ended March 31, 2010, was 7% as compared to 32% for the the nine months ended March 31, 2009, representing the reduced cost of services/sales associated with the reduced sales of NuScribe and the cessation of revenue sharing on expired legacy contracts.

Operational, General and Administrative Expenses

Operational, general and administrative expenses increased to $2,199,095 for the nine months ended March 31, 2010  as compared to $1,840,868 for the nine months ended March 31, 2009, or 19%.  This increase reflects the company’s decision to pay certain vendors with shares of common stock in the company as opposed to cash, however is should be noted that there was a reduction of $650,000 in stock issued for services which had been recorded in our previous fiscal year for stock voluntarily returned to the company by several of its executives.  Had the stock not been returned, the increase would have been significantly larger.

Depreciation and Amortization

Depreciation and Amortization expenses increased by less than 1% for the nine months ended March 31, 2010 to $1,521,277 from $1,510,496 for the nine months ended March 31, 2009, representing no material difference.

Loss from Operations

Income (loss) from operations for the nine months ended March 31, 2010 totaled ($3,592,839) or approximately 2,740% of net revenue as opposed to ($3,150,164) or approximately 1,074% of net revenue for the nine months ended March 31, 2009.  The increase in loss from operations for the is due in part to the Company’s election to issue stock for fees and services in the quarter ended September 30, 2009 , which enabled the Company to maintain a high pace of development, pubic relations, investor relations and sales during a period when the company had little cash available.  The second contributing factor to the increase in loss is the cessation of sales on NesScribe and the expiration of the previously discussed legacy contracts.

Liquidity and Capital Resources

Cash and cash equivalents were $6,744 at March 31, 2010 compared to $52,615 at June 30, 2009.

Net cash used by operating activities was $1,336,112 for the nine months ended March 31, 2010 as compared to $1,1,900,130 for  the nine months ended March 31, 2009.

Net cash provided by financing activities was $1,470,241 for the nine months ended March 31, 2010 as compared to net cash used by financing activities of $2,340,505 for the nine months ended March 31, 2009.  The difference is attributed to the sale of $1,700,000 worth of the company’s common stock in July of 2008.

On January 27, 2010 the company, issued a series of Convertible Promissory Notes (the “Convertible  Notes”) to an independent private accredited investor (the “Investor”) for an aggregate gross investment of $600,000, of which $140,000 had been received in the previous quarter.

Due to our serious cash position and the reduction in sales revenue prior to generating any revenues through the iMedicor™ website, the Company has continued to reduce costs where possible, including eliminating certain non-essential staff positions and reducing or eliminating non-essential operating costs.  The company’s operational expenses, excluding shares issued for fees and services, averaged approximately $165,000 per month for the three months ending December 31, 2009.  Currently all employees are at least 2 pay periods behind in salary, with senior executives even farther behind.  As of the date of this filing, the company has further reduced operational costs to approximately $150,000 per month.

The Company continues to operate at a loss and is projected to do so until the third quarter of this calendar year.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.

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

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2010, the period covered by this Form 10-Q.

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

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously noted,  the company has entered into a series of convertible promissory notes (the “Notes”) with accredited investors representing an aggregate investment of  $600,000, 140,000 of which had been received in the previous quarter.    The notes represent 12 units of a bridge funding with each unit representing $50,000. Under the bridge funding, the Company may issue  a maximum of 30 units (the “Units”) on or before February 15, 2010; however, the Company may extend the expiration of the offering at its sole discretion.  The Convertible Notes bear interest at the rate of 10% per annum and provide for the repayment, in either cash or stock at the discretion of the investor, of principle and unpaid interest thereon to the Investors within 120 days of receipt of funds.    The Investors may at any time prior to the payment of the Convertible Notes convert all or any portion of the Convertible Notes into shares of common stock in the Company at a conversion rate of $0.05 per share.

The Company issued and sold the Convertible Notes in a private placement transaction made in reliance upon the exemption from securities registration afforded by Section 4(2) under the Securities Act and Regulation D thereunder.  The Company believes that the Investors are “accredited investors” as defined in Rule 501 of Regulation D under the Securities Act.

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

Vemics, Inc. (Registrant)

Date: May 24, 2010	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2010	By:	/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer
(Principal Accounting Officer)