Form 10-K
period 2010-06-30
iMedicor
filed 2010-10-13
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 000-52765

IMEDICOR, INC.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares outstanding of the Registrant's common stock as of October 12, 2010:  237,882,190

DOCUMENTS INCORPORATED BY REFERENCE

None

IMEDICOR, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2010

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify.  Our actual results may differ materially from the results projected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in “ITEM 1A – Risk Factors” and “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology.  Forward-looking statements also include the assumptions underlying or relating to any such statements.  Forward-looking statements contained within this document represent a good-faith assessment of iMedicor, Inc.’s future performance for which management believes there is a reasonable basis.  iMedicor, Inc. disclaims any obligation to update the forward-looking statements contained herein, except as may be required by law.

PART I

Item 1.  Business

OVERVIEW

The nation's healthcare system is undergoing a transformation in an effort to improve quality, safety and efficiency of care.  The adoption of Electronic Health Records (EHR’s) by health workers has now been mandated by the federal government, with the expectation that all physicians and other healthcare providers will have made the move to using EHR’s by 2014.  iMedicor, Inc. (the “Company”) has built a portal-based, virtual work and learning environment  for the healthcare and related industries (the “Portal”), to address the rapid and now mandated shift to a national EHR mandate. The Portal’s focus is twofold: Offer a virtual collaboration environment which allows physicians and other healthcare providers to collaborate, communicate and exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, and; through ClearLobby, our web-based portal adjunct, provide for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.   The Portal allows for physicians to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.   Our solution –

▪	Provides services that are comprehensive and end-to-end.
▪	Is competetively priced.
▪	Represents ease of integration into an industry that has been limited in its ability to use internet technology due to federal privacy restraints.
▪	Has minimal impact in day to day workflow during implementation.
▪	Is portal-based and requires little or no capital investment for equipment or infrastructure.
▪	Supports interactive real-time collaboration and learning.
▪	Is flexible, configurable and interoperable.
▪	Utilizes and migrates with all available real-time communications and learning technologies.
▪	Includes peripheral or adjunct productivity tools, services and support.
▪	Is highly mobile and affordable for medical practices of any size.
▪	Is convenient and extendable throughout organizations (Electronic Medical Records.( EMR) systemss, Hospitals, HMOs Etc).
▪	Can be customized to align with current communication, learning and healthcare business needs.

iMedicor began developing its HIPAA compliant network over 3 years ago.  It has been in active use by physicians for approximately 18 months.  iMedicor developed its Network to include “interoperability” or the ability to securely transport and exchange, electronically, all forms of medical documentation between the vast array of disparate healthcare systems.  One of the key components of the Federal “Meaningful Use” guidelines to be eligible for stimulus funds is interoperability. iMedicor has solved that problem with its HIPAA compliant, interoperable communications network, now referred to as The National Healthcare Communications Network (NHCN).

OUR TECHNOLOGY-BASED SOLUTIONS

The Portal has two layers of services.  The service is provided to users under the new subscription model as described in the previous section. Layer #1 represents the subscription based services, Layer #2 represent the EMR upgrade.
Layer #1:

•	Unlimited use of the iMedicor HIPAA compliant transport network and secure messaging service.
•	Physicians can network within their medical communities, make and receive referrals, exchange patient records and images.
•	Physicians will have access to Certified Continuing Medical Education, Skill Level non-credit programs for their staff and product specific educational programs.
•	Physicians can communicate electronically with their own staff inside or outside the office at any time of the day.
•	Physicians and health organizations can use the Internet in the course of their day from their medical office and / or the hospital, and soon, via their iPhone, iPad, Blackberry, Palm, etc.
•	Prescription refill requests can be sent electronically saving time for the patient and reducing errors.

Layer #2:

•	Electronic Health Record (EHR) / Health Information System (HIS) functionality.
•	Medical records, lab results and images may be exchanged.
•	Fully integrated, seamless integration, practice management.
•	e-Prescribing.
•	Transcription services that are integrated into the EHR / HIS capability.
•	The full capability will be accessible by smart phone devices.

Our Portal is designed to place mission-critical tools and features in the hands of physicians and their staff.  The Portal allows medical practices to reduce cost and increase healthcare to patients through upgraded, HIPAA-compliant modern communication technology.  iMedicor provides a HIPAA-compliant transport network that moves digital on-line records and images.  It allows for peer collaboration, expansion of the physicians referral network, the ability to create communities and to access educational resources in various formats for various purposes. Educational content is available as certified continuing medical education (CME), non-certified telemedicine and product-specific resources.

The iMedicor portal offers hospital systems, State Health Information Exchanges (HIEs), Independent (Physician) Practice Associations (IPAs), and Regional Health Information Organizations (RHIOs) the extensive functionality needed to demonstrate “Meaningful Use” as defined by the US Department of Health and Human Services.  The Portal provides and immediate, low-cost solution for the US government’s mandate for an interoperable health information infrastructure that allows healthcare providers to become interconnected.

iMedicor employs a proprietary technology that allows for the exportation of documents and images from any EMR system, thus addressing the issue of Interoperability.  iMedicor also facilitates the exchange of CCR / CCD  (Continuity of Care Records / Continuity of Care Documents:  one of which will become the standard for Interoperability between EMR’s) files between users. As a use-case-scenario, specialists have the ability to send a CCR / CCD from their EMR to a patient’s primary care physician instantaneously so that both physicians can immediately have available the most up-to-date records for the patient, and can collaborate on the patients care in a more efficient manner.

iMedicor's objective is to provide a market leading HIPAA-compliant solution for interoperable medical information exchange, coupled with a professional network, to physicians, healthcare providers and patients. Using iMedicor’s Portal, health information can be exchanged across disparate Electronic Health Record (EHR) systems to communicate with physicians, collaborate, make referrals and enhance communication with patients.  With the addition of iMedicor’s EMR and network partners, we believe that iMedicor’s unique package of solutions does not exist anywhere else.

With the Obama administration’s healthcare initiative to transform all healthcare records to digital format by 2014, the need for an on-line transport system has become acute.  The Company believes that:

•	iMedicor allows healthcare professionals to transport digital records in an electronic, HIPAA-compliant environment.
•
iMedicor provides a communications-based technology service that could change the profile of healthcare communication by reducing the time from referral, to testing, to diagnosis from several days to just minutes.

•	iMedicor helps lower the cost of healthcare by reducing the duplication of testing since test results can be shared electronically instead of having to repeat the tests.

Online CME and CE programs are also available through the iMedicor Portal – across multiple specialties – with emphasis given to programs developed and offered by medical associations and premiere providers.  All programs are accredited and most are free.

The Company sees the following opportunities for revenue that it is beginning to capitalize on :

1.	Leveraging the Portal membership base

As of September 1, 2010, the Company switched from a free service for all users to a subscription-based membership.  All registered users of the Portal will now receive a 30 to 60-day free trial membership to and then convert to a $24.95 per month subscription service.  The drivers for this significant change in the overall model (which include the Federal “Meaningful Use” Guidelines) were brought forward by iMedicor’s two new strategic partners: USA MCO and Physicians Alliance of America.  Both these organizations, with a combined total of approximately 350,000 registered physicians, had been seeking an internet based HIPAA compliant secure messaging service, with the ability to send attachments, as an Internet based upgrade to their communications options to their related physicians communities.

2.	Collaboration with the Company’s EMT / HIS strategic alliance partners

The Company has executed agreements with its strategic alliance partners to market and deliver a Total Solution Service (a fully featured EHR / HIS service at a competitive price) integrated into iMedicor’s HIE and social community network for doctors.  iMedicor, as the prime contractor, creates revenue sharing opportunities derived from participating healthcare provider and patient portals, Electronic Health Record (EHR) systems, and electronic data interchange solutions.  iMedicor will combine its community-based, secure messaging platform with its strategic alliance partners’ technologies to offer a suite of functions that complies with the US federally mandated inter-operability requirements for the adoption of EHRs, and ensures that participating physicians are eligible for American Recovery and Reinvestment Act (ARRA) “stimulus” funding.

3.	iMedicor’s “ClearLobby”

ClearLobby is a pharmaceutical marketing platform and content delivery system.  It allows physicians to receive disease management and medication adherence alerts and electronically communicate directly with their pharmaceutical representatives.  It also has the ability to place important drug marketing information in front of physicians in a more effective method than traditional pharmaceutical industry direct marketing methods. Within ClearLobby, physicians gain control of the relationship between their medical practice and a pharmaceutical representative.  A physician can also order samples, make specific appointments with pharmaceutical representatives and directly contact a Medical Science Liaison (MSL) for in-depth information concerning a drug, including off-label usage instructions not available through a pharmaceutical representative.  Access Pharmaceuticals is using iMedicor as its exclusive e-marketing partner in the US for its break-through drug, MuGard, and it will pay iMedicor a 5% royalty fee on MuGard sales generated by ClearLobby.  Business Week recently reported and CNN confirmed that the potential market for this drug world-wide is $5 billion.  MuGard has been proven to relieve Oral Mucositis, a severe and painful side effect for patients’ receiving chemo or radiation treatments for certain types of cancers.

HISTORY AND BACKGROUND

Pursuant to a Share Exchange Agreement dated October 12, 2005, the Company issued an aggregate of 17,600,000 shares of Common Stock, representing approximately 80% of our Common Stock immediately outstanding after the transaction, to the stockholders of Vemics, Inc., a Delaware corporation (“Vemics-Delaware”), in exchange for all of the outstanding stock of Vemics-Delaware.  Vemics-Delaware became a wholly owned subsidiary of the Company, though for accounting purposes Vemics-Delaware was deemed to have been the acquirer in a “reverse merger.”  In connection with the reverse merger, we changed our name from OMII, Inc. to Vemics, Inc. , and then  in March of 2010 the Company changed our name to iMedicor with the Secretary of State of Nevada.  We will file appropriate documents with respect to the change in our name to iMedicor, Inc  with FiNRA and the Securities Exchange Commission later this calendar year.

RECENT DEVELOPMENTS

Alliance with USA Managed Care Organization (USAMCO)

USA MCO is the nation's largest Managed Care Organization.   Jointly, iMedicor and USAMCO launched an awareness campaign in August of 2010 to make physicians within USAMCO’s network aware that they now have simple access to a national Healthcare Information Exchange (HIE) that will allow physicians to satisfy "meaningful use" regulations. The focus will be the enrollment of USA MCO's 350,000 plus physicians, medical practices and other healthcare providers into the iMedicor HIPAA compliant Health Information Exchange and social community portal. USA MCO’s membership represents nearly half of the practicing physicians in the United States.

Partnership with PAS Health

In August 2010 iMedicor entered into a partnership with Patient Access solutions, Inc. (PASHealth).  The partnership will provide a complementary synergy of combined products and services that will provide enhanced information exchange capabilities by integrating the iMedicor portal with PASHealth's Digital Pen Technology - an application for the home healthcare industry that takes handwritten documents and turns them into usable data that can be stored in computer systems. - and robust HIPAA transaction processing and reporting platform.

Partnership with Physicians Alliance of America

Physicians' Alliance of America (PAA) is a non-profit professional organization for physicians and their practices with 20,000+ members.  In June, 2010, PAA selected iMedicor's secure messaging system as the recommended communications system to their members. The members of the PAA network will receive a special non-profit rate of $19.95 per month, a $5.00 discount to the regular subscription rate of $24.95 per month.

Launch of Access Pharmaceuticals Mugard™ in ClearLobby

In September 2010, iMedicor launched a marketing and sales program for  Access Pharmaceuticals' MuGard™  product through its pharma online marketing portal, ClearLobby, and its direct sales channel, Direct Medical Solutions (DMS). The initial phase of the marketing program includes a targeted MuGard sampling program to select iMedicor users and the DMS' physician network.  The second phase of the program will involve the writing of prescriptions.   iMedicor will receive a 5% royalty on all prescription sales.

Shift to Subscription Model

As of September 1, 2010 all registered and new users of iMedicor’s NHCN will receive a 30 - 60 day free trial membership to the Portal and then, after the trial, will be required to convert to a $24.95 per month subscription if they wish to continue to use the service.  The impetus for this significant change in the overall model (which include the Federal “Meaningful Use” Guidelines) was initiated by iMedicor’s two new strategic partners, USA MCO and Physicians Alliance of America, who’s executive teams both believe that the service provided by iMedicor was too valuable to be offered free of charge.  Both these organizations with an approximate combined total of 350,000 registered physicians, had been seeking an internet based HIPAA compliant secure messaging service, with the ability to send attachments, as an Internet based upgrade to their communications options to their related physicians communities.  The CEO of USA MCO stated that he believes the majority of his 350,000 physicians will enroll in the new network over the next 6 months.  In addition, iMedicor is in negotiations with several more sizable networks that are in close to the initial roll-out and testing.

PRODUCTS AND SERVICES

iMedicor – A collaborative online portal designed for and by medical professionals to facilitate practice productivity and the rapid, secure exchange of education, information and ideas in real-time.  The site is HIPAA compliant and represents a significant change in technology driven communication within the medical community and meets the “Meaningful Use” criteria as established by the federal government.

iMedicor Integration Driver – Is newly integrated software that allows an iMedicor user to communicate and transmit records and images across any EMR system securely and effectively.  The introduction of this technology  in December 2007 provided a unique low-cost solution to a significant and fundamental problem that prevented widespread adoption of electronic (Internet) communication.  Prior to this time, EMR systems could not communicate electronically with any referring doctor, lab or test center outside the EMR network and remain HIPAA compliant.  The Integration Driver creates the communication link that resolves the problem.

iMedicor ClearLobby – ClearLobby is a content delivery system that has the ability to place important drug marketing information in front of physicians far more effectively than traditional pharmaceutical industry direct marketing methods. By using ClearLobby, physicians gains control of the relationship between their medical practices and pharmaceutical representatives.  A physician can also electronically access the most recently updated drug and device information, peer-reviewed journals, case studies, clinical trial reports, etc. from ClearLobby. In addition, a physician can order samples, make specific appointments with pharmaceutical representatives and directly contact a Medical Science Liaison (MSL) for in-depth information concerning a drug, including off-label usage instructions not available through a pharmaceutical representative.

iMedicor Continuing Medical  Education (CME) Catalogue – The CME catalogue is organized by medical specialty, and approximately 90% of the courses offered within the catalogue are free to physicians and address their requirements of securing a set amount of credit hours in order to maintain their medical doctor accreditation.   All CME programs within the catalogue are  peer reviewed and produced by nationally and internationally recognized authorities, medical schools and societies and other accredited sources.

Fulfilling a Market Demand

iMedicor plans to deploy its resources to accomplish the following:

•
Continue to build a brand with a loyal, receptive audience that continues to use the tools and services that we provide within our portal for increasing periods of time each day as normal-course-of-business;

•	Increase technological barriers to entry by competitors while increasing our revenue and market share in each of our particular businesses;

•	Enhance the products and services that we presently provide to include additional features demanded by our subscribers;

•	Provide online surveys using our services to better understand physicians' needs, habits and behaviors and offer that intelligence to our revenue generating clients;

•	Enhance our sales capabilities by partnering with experienced pharmaceutical marketing consultants to ”co-brand” an integrated electronic marketing strategy to prospective pharmaceutical clients;

•	Evolve our core business into a business that provides the capability for our clients to improve the healthcare system in the country;

•	Have the resources available as needed to support the development of systems ahead of the Obama healthcare initiative for on-line, digital medical records;

•	Develop new lines of business such as clinical trial marketing and recruiting.

Attributes of our Products and Services

Secure HIPAA Compliant Messaging and File Transfer – HIPAA guidelines preclude the use of regular email for transporting patient medical information creating unnecessary delays in moving medical information and ideas.  iMedicor’s Messaging and File Transfer feature operates within a closed encrypted network that is accessible by participating members only, providing complete security and the rapid exchange of personal health information—greatly accelerating the speed of healthcare communication and file / record transfers.

Professional Community, Referrals and Consultations – Physicians and other medical professionals typically collaborate very little outside of their local circle of influence often due to the challenges of identifying and building a database of trusted peers.  iMedicor makes it easy to identify, invite and collaborate with a constantly growing membership base.  Members can review other member biographies; read posted papers and articles, contribute and share information and ideas; consult; provide referrals, and; choose when and with whom they wish to communicate.

Pharmaceutical Company Content Delivery – With ClearLobby, we provide a content management and delivery system that allows pharmaceutical companies to post pertinent content that is then accessed and reviewed by physicians.  Once a physician reviews the information available within ClearLobby, he may request a meeting, ask questions and order samples directly from the pharmaceutical representative assigned to the physician - all through ClearLobby.  The sales representative then communicates directly with the physician to fulfill the physician’s requests.  This new electronic exchange of information will make use of the representative’s time far more effectively and empowers the physician in this relationship.  The platform is not used in the place of pharmaceutical company representatives, but instead makes their interactions with physicians more frequent and more effective.

Access to Certified CME and Non-CME Educational Resources – iMedicor provides access to extensive online practice-relevant education and CME.  Portal members can access traditional on-demand (asynchronous) programs and view live, streamed programming and video archives.

BUSINESS OPERATIONS

In our fiscal year 2010, we shifted all of our efforts and resources to the build-out and promotion of iMedicor and its adjunct, ClearLobby.  iMedicor has achieved significant early-stage success. Since the initial launch of the  iMedicor Portal on October 10, 2007, iMedicor has continued to develop its technology and has completely redesigned the Portal since the initial launch with added features and integrations and added ease of use.  Much of the redesign was based on input from physician members of the Portal and outside focus groups.  The Company has secured a target audience of hundreds of thousands of doctors to which it is marketing to via its partnerships and alliances. We are beginning a targeted outreach and brand awareness program in conjunction with USAMCO and PAS Health.

The combination of features offered by iMedicor addresses  existing educational needs for physicians and other healthcare providers and the ability to transfer personal health information electronically in a method which satisfies federal HIPPA regulations that proscribe the transmission of records via email.   The Portal also meets the standards of “meaningful use” established by the US Department of Health and Human Services.

Revenue is derived from multiple sources within the portal.

•	Network Subscription.

A $24.95 monthly fee is charged to each Physician using the portal after the free, preliminary sixty-day evaluation period.  Non-physician members of the physicians’ offices may obtain separate memberships for reduced rates;

•	Royalties on prescriptions written through ClearLobby.

For small pharmaceutical companies with limited or no budgets for marketing new products to physicians, the ClearLobby solution uses an alternative marketing and sales plan with the ability to target specialty groups.  The up-front cost to the smaller pharmaceutical companies that utilize ClearLobby is minimal and the access to physicians is extensive.  iMedicor generates revenue by charging a 5% royalty on prescriptions written through the portal.  Currently iMedicor has one such program operating with Access Pharmaceuticals for its new drug, Mugard™.  Phase one of the program, in which physicians were not able to order prescriptions but were able to access detailed information on the product, including clinical trial data, and were able to order samples of the product, ended in late September 2010 after exceeding our and Access Pharmaceutical’s projections, with physicians ordering more than 5 times the expected number of samples.   Phase two of the program has just begun and prescriptions are beginning to be ordered.  The Company expects several more pharmaceutical company participants in this program before the end of the fiscal year.

•	Collaboration with HIE / EMR partners

The most significant trend in healthcare today is the universal adoption of a comprehensive health information technology (HIT) and Electronic Health Records (EHR) solution, but according to a number of qualified sources (including the New England Journal of Medicine), over 600,000 or 75-80% of all physicians have yet to convert to any sort of electronic system.  Conversely, these same sources also estimate that as of late 2008, over 60% of all physicians were using handheld devices in their practices, and that the use of “smart-phones” was expected to continue to grow.  iMedicor believes that physicians are willing to adopt new technology if it contributes to their being able to practice better medicine in a more time and cost effective manner.

Through the American Reconstruction and Recovery Act of 2009 (ARRA), there are a number of financial incentives to encourage the adoption of some form of an EHR systems.   In addition, those who are not in compliance by 2012 will with federal HER mandates will face sanctions such as reduced Medicare reimbursements.

iMedicor has executed agreements with strategic alliance partners to market and deliver what the Company calls a Total Solution Service (a fully featured EHR / HIS service at a very competitive price) integrated into iMedicor’s Health Information Exchange and social community network for doctors.  iMedicor as the prime contractor, creates revenue sharing derived from participating healthcare providers and patient portals, Electronic Health Record (EHR) systems, and electronic data interchange solutions providers.  iMedicor will combine its community-based, secure messaging platform with its strategic alliance partners to offer a healthcare communications solution that complies with the US federally mandated inter-operability requirements for the adoption of EHRs, and ensure that participating physicians are eligible for ARRA “stimulus” funding.

The product combination described has a pricing advantage of between 30-60% over competitive solutions in today’s market.  The initial installation fees for the EHR program are less than $3,000/physician, and monthly usage fees are typically less than $400/physician based on the modules used.  Interface development charges for large institutions (hospitals) range between $15,000-25,000 per hospital based on the complexity.  A Health Information Exchange of 500 physicians would generate upwards of $200,000/month in recurring revenue for iMedicor.

SALES AND MARKETING

iMedicor Marketing

Our marketing strategy consists of building our brand by creating a company and product presence in the healthcare industry through our partner relationships as well as direct outreach to physicians and physician associations and presences at conferences and events in order to raise our visibility within the industry.  We conduct product demonstrations and consult with potential customers such as physicians, pharmaceutical companies, by means of on-line presentations, in-person sales calls, trade shows and national medical association meetings.  We have also developed programs to expand the iMedicor user base through invitations by existing users to their colleagues to communicate through the iMedicor portal.  We seek in the coming year to accelerate our efforts to build a loyal user audience within the Portal, thereby increasing the average time per day that a physician or practice uses our suite of productivity and communications tools as a normal part of running a healthcare organization.

The initial user-base of iMedicor continues to grow and expand through our numerous strategic alliances.  Further expansion will be facilitated through expanded use of our ClearLobby Pharmaceutical marketing solution and the adoption of usage by members of our alliance partners such as USAMCO, PAA and PASHealth.    Through its user-base, iMedicor has the ability to market any number of different products and services.  Thus, a sales team has begun to market our technology service to organizations such as pharmaceutical companies and medical device manufacturers with initial successes such as our entering into a partnership with Access Pharmaceuticals.  Advertising sales for iMedicor will be handled through third- party organizations but will not begin until the Portal’s paying  membership has reached a a number equal to approximately 10 – 20% of registered physicians in the US.  iMedicor will also make available to subscribers product specific educational programs paid for initially by pharmaceutical companies and medical device companies.

Pharmaceutical Company Marketing

We believe that the pharmaceutical marketing landscape has changed dramatically over the last ten years for the worse due to the overall negative perspective that the pharmaceutical companies’ sales and marketing methods are too aggressive and result in conflicts of interest.  We beleive that we have established, through extensive interactions with multiple pharmaceutivcal companies marketing products in the United States,  that pharmaceutical companies are now actively looking for new, relatively low-cost platforms to gain access to physicians that differentiate them from the common perception.  Pharmaceutical company representatives get less and less time in front of physicians, and physicians grow exceedingly impatient with the overly aggressive tactics and constant flow of representatives visiting their offices on a daily basis.  Although the relationship creates frustration amongst physicians, the information that the pharmaceutical companies are trying to deliver is very important to the proper prescribing of the drugs themselves.

iMedicor is making in-roads to PhRMA members to ensure that our newly acquired ClearLobby technology is consistent with the marketing values agreed to by each of its member companies.  In the near future, we anticipate that our ClearLobby technology will provide a content management and delivery system that will allow pharmaceutical companies to post pertinent content that is then accessed and reviewed by the physician.  Once the physician reviews the information, the ClearLobby platform will enable any physician to request a meeting, ask questions and order samples directly from their representative.  The representative then would communicate directly with the physician to fulfill the requests.  This new electronic exchange of information makes the use of the representative’s time more effective.  The platform is not used in the place of pharmaceutical company representatives, but instead makes their interactions with physicians more frequent and more effective.

We anticipate marketing our ClearLobby platform to our own user base as well as to clients of our various strategic partners.  iMedicor will not itself deploy a direct sales force to handle the program recruiting itself.  Marketing will coordintaed between iMedicor and our strategic partners, thereby leveraging our partners’ existing sales personnel, relationships and operations to further the goals of all participants without increasing costs.

COMPETITION

The Company experiences competition from a variety of sources with respect to virtually all of its products and services.  The Company knows of no single entity that competes with it across the full range of its products and systems; however, each of  the lines of business in which the Company is engaged are highly competitive.  Competition in the markets served is based on a number of considerations, which may include price, technology, applications experience, know-how, reputation, service and distribution.  While we believe we offer a unique combination of products and services to the healthcare industry, such as our personal health information exchange, CME, pharmaceutical marketing and medical transcription, a number of competitors offer one or more similar products and services in one or more of our niche markets.

●
Electronic Medical Records Systems (EMR): EMR systems create, store and manage personal health information (PHI). Physicians and office staff rely on the systems to complete all encounter charting and coding. Most EMR systems employ e-prescribing and lab interfaces. EMR systems do not typically represent direct competition to iMedicor because they don’t represent a neutral offering of information exchange or secure messaging. Although they may offer some secure messaging functionality, they do not interact with other EMR systems and are of limited value.  Many EMR systems push and pull granular data in the form of a CCR or CCD. IMedicor is an excellent transporter for these types of data because they are exported in the format of an XML file. Leaders in this area include:  Allscripts, Athenahealth, Cerner, eClinicalWorks, Eclipsys, e-MDs, Epic, GE Centricity / IDX, Greenway, McKesson / Practice Partner, Misys, NextGen, Pulse Systems, Sage.

●
 Personal Health Records (PHRs): A PHR is typically a health record that is initiated and maintained by an individual. An ideal PHR would provide a complete and accurate summary of the health and medical history of an individual by gathering data from many sources and making this information accessible online to anyone who has the necessary electronic credentials to view the information.  One of the principle distinguishing features of a PHR is the platform by which it is delivered. The types of platforms include: paper, personal computers, the internet, and portable devices.  PHRs compete with us only on the level that we have a partnership with Microsoft HealthVault. HealthVault is positioned by Microsoft as a platform and not a PHR. Each PHR site wants other sites such as iMedicor and PHR vendors to utilize their platform so that they can monetize traffic and data. We have taken a stance of neutrality and would be willing to work with most any PHR site, however this is not a priority. We have the ability to move data from physician to patient to patient’s PHR if properly integrated.  PHR market leaders include:  Microsoft HealthVault; Google Health; Active Health; Medem; Revolution Health/ Waterfront P.E.

●
Health Information Exchanges (HIEs) are products that facilitate the mobilization of healthcare information electronically across organizations within a region or community. An HIE provides the capability to electronically move clinical information among disparate health care information systems while maintaining the data integrety of the information being exchanged. The goal of an HIE is to facilitate access to and retrieval of clinical data to provide safer, more timely, efficient, effective, equitable, patient-centered care. An HIE is also useful to state public health authorities to assist in the analyses of the population. Formal organizations are now emerging to provide both form and function for health information exchange efforts. These organizations (often called Regional Health Information Organizations, or RHIOs) are ordinarily geographically-defined entities which develop and manage a set of contractual conventions and terms, arrange for the means of electronic exchange of information, and develop and maintain HIE standards.

We compete with most HIE companies in that their applications typically encapsulate the functionality that iMedicor offers in addition to their core function of more granular data exchange. The overlap is secure messaging, electronic referrals and CCR/ CCD exchange. The additional functions they offer are the ability to integrate fully with EMRs and to centralize data pulled from multiple, disparate information systems with an enterprise master patient index.

●
Patient Portals/ e-consults/ Secure messaging: These types of companies offer healthcare-related online applications that allow patients to interact and communicate with their healthcare providers, such as physicians and hospitals, and represent the greatest direct competition to the iMedicor Portal because their products, unlike HIEs, are mostly based on the same core functions that iMedicor offers such as electronic referrals, secure messaging and CCR/ CCD exchange and physician to patient messaging.. Typically, portal services are available on the Internet at all hours of the day. Some patient portal applications exist as stand-alone web sites and sell their services to healthcare providers, while other portal applications are implemented into the existing web site of the healthcare provider. Patient portals benefit both patients and healthcare providers by increasing efficiency and productivity. Patient portal applications might allow patients to register and complete forms online, which can streamline and shorten visits to clinics and hospitals. Many portal applications also allow patients to request prescription refills online, access medical records, pay bills, and schedule appointments. Patient portals also typically allow patients to directly communicate with healthcare providers by asking questions and leaving comments   None of the companies we have identified, however,  have the same model as iMedicor does. All information is only available for use within the that particular system rather than being interoperable with all existing systems. iMedicor differs in that it creates one large health community with private sub-networks within.  Market leaders include:  Medem; Relay Health;  Kryptiq; Med Fusion; Quest Care360.

●
E-Detailing: E-detailing refers to the use of computer technology to enhance or bypass the pharmaceutical representative's traditional sales call to healthcare providers. (The traditional sales call is known as "detailing.")  Either internet based or loaded onto a tablet PC, an e-detail is an interactive presentation which is backed up by CRM systems to allow for a tailored marketing approach for every single customer. Internet based e-detailing is seen by some as a method to overcome the challenge sales representatives face to secure physician meeting, the e-detail effectively replacing the face-to-face contact. Because it is an interactive medium, the belief is that the physician will be more engaged in the messages that she or he is exposed to and thus the message will have higher relevance and retention.

e-Detailing portals typically offer only content delivery and face a constant up-hill battle for recruiting physicians to come back to their portals given that there is nothing else for them to experience there. iMedicor’s ClearLobby is also a content delivery system, but goes one critical step further than traditional e-detailing by connecting the physician with the pharmaceutical representative directly through electronic messaging. iMedicor also differs in that it offers a value-added set of free tools and services outlined above under the products and services portion of this report, which physicians and healthcare professionals become reliant upon for regular use. This allows iMedicor to position ClearLobby in front of regular physician traffic through iMedicor initially to eradicate the recruiting challenge.  Market leaders include:  Closer Look; Lathian; Physician’s interactive; Aptilon; Medsite.

●
Medical Social Networks: These are sites that promote the exchange of thoughts, ideas and opinions by physicians through electronic polls and forums. These forums are in most cases physicians only and they allow users to create polls with multiple-choice answers that draw on the “wisdom of the crowd”. Most of  these networks offer other standard features such as job boards and CME content. They monetize their user base in various ways such as offering access to postings to paying clients that can benefit from understanding physician thoughts on drugs and medical devices such as investment firms and pharmas.  iMedicor is often compared to sites like Sermo because we market ourselves as a social/ professional network for physicians; however we are very different because we focus on healthcare IT and personal information exchange instead of discussion forums. iMedicor gives physicians a tool that helps them practice real medicine around real cases, rather than hypothetical possibilities discussed in public forums that are not HIPAA compliant.  Market leaders in Medical Social Networking include:  Sermo; Medpedia; Medscape Physician Connect; SocialMD; Doctornetworking.com.

●
Physician’s Interest Portals/ CME/ Journal Articles: Physician’s interest portals are sites that typically create large physician traffic numbers by offering them relevant content that they need to maintain their medical licenses or just keep up-to-date on the latest treatments and practices. These sites offer CME, news, journal articles and medical conference updates.  We can look at these sites as competitors, but in reality they may come to be strategic partners due to their substantial traffic. There is overlap in some cases in that we also offer CME. We have already partnered with Physician’s Practice because we can use their content, news and medical search engine which are all being piped into and offered through iMedicor.  Market leaders include:  Medscape; MDLinx; Medline; Physician’s Practice (CMPMedica); MedPage.

 EMPLOYEES

On September 29, 2010, the Company had 9 full-time employees.  In addition we have several contract workers and consultants.  We believe our relations with our employees are good.

Item 1A.  Risk Factors

Our business is difficult to evaluate because we have a limited operating history.

Our predecessor entity, E & M Management, was formed in 1992; however, Vemics-Delaware, our current operating business, was incorporated on July 17, 2001, and remained a developmental state company until recently.  Because of our limited operating history, we do not have significant historical financial information on which to base planned revenues and operating expenses.  For the first four fiscal years, 2002 – 2005, gross revenue was slightly over $200,000 in total.  Gross revenue has declined from $942,000 for the fiscal year ended June 30, 2007, to approximately $165,000 for the year ended June 30, 2010.  We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

     ■     our ability to achieve significant sales for our products and services;

     ■     the cost of technology, software and other costs associated with the production and distribution of our products and services;

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

To execute on our business plan successfully and provide for our future operating and capital expenditure requirements, we require substantial additional funding.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are not able to raise additional capital, our business will suffer.

Our financial statements are prepared assuming we are a going concern.  The accompanying financial statements do not include any adjustments that might result from being unable to raise the necessary additional capital.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  Since inception, we have incurred recurring operating losses and negative operating cash flows, including a net loss attributable to common shareholders of approximately $11,668,000 and negative operating cash flows of approximately $1,721,000 for the fiscal year ended June 30, 2010.  At June 30, 2010, we had cash and cash equivalents of approximately $86,000 and an accumulated deficit of approximately $41,000,000.  The foregoing factors, among others, raise doubt as to our ability to continue as a going concern.  In the past, we have raised capital in private placements, but continue to sustain losses and negative operating cash flows.  We believe that our available capital as of October 13, 2010 and access to available capital will enable us to continue as a going concern beyond March 31, 2011.  Anticipated Revenues late in 2010 could enable us to continue through June 30, 2010 if we are able to restructure portions of our short-term debt.

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

System failures would harm our reputation and reduce our attractiveness to clients.  Our ability to attract potential customers will depend significantly on the performance of our network infrastructure.  In addition, a key element of our strategy is to perform services for customers to increase their usage of our services.  Usage of our online services could strain the capacity of our infrastructure, resulting in a slowing or outage of services.  We may be unable to improve our technical infrastructure in relation to increased usage of our services.  In addition, the users of the services we maintain for our costumers depend on Internet service providers, online service providers and other web site operators for access to our web sites.  Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

Although we carry general liability and errors and omissions insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.  In addition, any claims like this, with or without merit, could have a material adverse effect on our business, financial condition and operating results.

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

We believe that we meet the HIPAA requirements currently in effect that are applicable to our internal operations and our clients.  However, if we are unable to deliver applications solutions that achieve or maintain compliance with the applicable HIPAA rules in effect, or as they may be modified or implemented in the future, then clients may move business to applications solutions providers whose systems are, or will be, HIPAA compliant.  As a result, our business could suffer.

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

We are dependent on the services of our executive officers and key employees.  As of October 13, 2010, we had 9 employees, two of whom are members of executive management.  We currently maintain key-man life insurance policies on Fred Zolla in the amounts of $3,000,000.  There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death, or that our business would not suffer material adverse effects as the result of the death (notwithstanding coverage by key-man insurance), disability or voluntary departure of any such executive officer.  Further, the loss of the services of any one or more of these employees could have a materially adverse effect on our business and our financial condition.  In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense.  If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

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

As of October 13, 2010, we have issued warrants to purchase in an aggregate of approximately 29,200,000 shares of Common Stock and convertible notes in aggregate principal amount of approximately $4,800,000 that are convertible into approximately 98,000,000 shares of Common Stock,.  If exercised or converted, these securities will dilute existing stockholders’ percentage ownership of Common Stock.  Unlike the Common Stock, those securities provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions.

If one or more of these events occurs, the number of shares of Common Stock that may be issued upon conversion or exercise would increase.  Accordingly, if iMedicor were to engage in a financing transaction involving the offering of Imedicor Common Stock (or securities convertible into iMedicor Common Stock) following conversion of some of all of the convertible notes, iMedicor may be required to provide the holders that had previously converted the opportunity to maintain their percentage ownership interest in iMedicor.

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

A penny stock is generally defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as any equity security other than a security that: (i) is a national market system stock listed on a “grandfathered” national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our price as reported on the OTC:BB, is currently less than five dollars.

In accordance with the rules governing penny stocks, broker-dealers participating in transactions in low-priced securities must first deliver to the client a risk disclosure document that describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer’s rights and remedies and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, as well as obtain specific written consent from the customer and provide monthly account statements to the customer.

The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities.  Broker-dealers may find it difficult to effect customer transactions in our Common Stock and trading activity in our Common Stock may be adversely affected.  As a result, the market price of our Common Stock may be depressed and shareholders may find it more difficult to sell their shares of Common Stock.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and possibly at a future date the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting.

Our Common Stock has a very limited trading market.

Our Common Stock is traded on the over-the-counter Bulletin Board LLC electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange.  In addition, trading in our Common Stock has historically been extremely limited.  This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us.  As a result, there could be a larger spread between the bid and the ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

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

None.

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

	Common Stock
	Low Bid	High Bid
Fiscal Year Ended June 30, 2010
First Quarter	$0.06	$0.35
Second Quarter	$0.04	$0.095
Third Quarter	$0.025	$0.065
Fourth Quarter	$0.02	$0.07
Fiscal Year Ended June 30, 2009
First Quarter	$0.04	$0.12
Second Quarter	$0.026	$0.09
Third Quarter	$0.03	$0.085
Fourth Quarter	$0.02	$0.39

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

Holders of our Common Stock

According to our transfer agent, Pacific Stock Transfer, as of September 29, 2009, there were 196 record holders of shares of our Common Stock and additional stockholders held shares in street name.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the near future.  It is our present intention to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of June 30, 2010 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,895,000	$0.07	10,385,000
Equity compensation plans not approved by security holders	0	0	0

Total	1,895,000	0	10,385,000

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

In December of  2009, several officers of the Company elected voluntarily to return 6,500,000 shares awarded them in April of 2009.  The shares were returned to the Company’s transfer agent and made available for reissuance.  The available shares in the equity compensation plan have therefore been increased as of that date by 6,500,000.  There were no shares or options granted to employees for the fiscal year ending June 30, 2010.

Recent Sales of Unregistered Securities

From September 15, 2009 to March 24, 2010 the Company issued a series of short-term Convertible notes with maturity dates, which range between December 15, 2009, 2009 and June 24, 2009, which dates can and have been extended for up to three additional three-month periods at the Company’s sole discretion, for a fee to each note holder of 250,000 shares of the Company’s common stock per extension.  The notes were issued to accredited investors in the aggregate amount of $860,000.  Each note bears interest at a rate of 10% per annum. Each note additionally carries with it a conversion option for principle and interest accrued into shares of the Company’s common stock in the Company at a conversion price of $0.05 per share.

From June 7, 2010 to June 28, 2010 then Company sold 6,620,000 shares of Common Stock for an aggregate purchase price of $331,000 ($0.05 per share) to certain unaffiliated investors in private placement transactions.

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

During the twelve months ended June 30, 2010 the Company issued 44,117,036 shares of the company’s common stock for fees and services.  These shares were issued for Directors fees, fees related to the issuance of notes, fees related to the extension of note maturity dates, consulting fees and shares to employees in lieu of salary.

We intend to raise a minimum of $1,000,000 and a maximum of $3,000,000 through the sale of common stock, preferred stock and warrants to accredited investors.  We intend to apply the proceeds of this private placement, if any, for salaries, technical infrastructure, marketing, research and development, debt repayment and working capital.  The private placement consists of units of the Company’s preferred stock coupled with warrants to purchase shares of Common Stock with a purchase price of $250,000 per unit (the “Units”).  Terms for the warrants have not been decided and will be subject to negotiation.

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

iMedicor was launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200% .  In February of 2009 we re-launched iMedicor as version 2.0 with completely redesigned functionality and security.  During the redesign phase we focused less on increasing membership as to working with a core group of physician members to address functionality within the site and make recommended changes for the launch of the 2.0 version.  Recently the subscription model for iMedicor switched from a free service for all users to a $24.95 per month subscription per physician user, with reduced rates for administrative staff within a physician’s office.  As part of the shift we offered all existing members as well as new members a sixty-day trial period at no cost.  We expect to begin to generate significant revenues through the growth of a paying membership base within the Portal.  Currently our partnerships with USAMCO and PAS give us direct access to a user-base of over 350,000 physicians.  If the company enrolls only 5% of this base into iMedicor, that would equal approximately $437,000 in top-line revenue, or approximately two times our current monthly cash needs. As we build this paying customer base the company currently generates revenue through the delivery of drug information on Mugard™ being offered through ClearLobby.   We have several new programs scheduled to launch in the third and fourth fiscal quarter beginning in January 2011 designed around pharmaceutical marketing to physicians which we expect to generate significant revenue for the Company.

Our sales in other areas virtually ceased for the year ended June 30, 2010 from 2009, as most of our internal efforts have been devoted to establishing new relationships with strategic partners, developing a pharmaceutical marketing sales channels and the redesign of the iMedicor portal and it’s integration with partner sites and the introduction of increased functionality.  We did generate approximately $120,000 in legacy revenue attributed to a sales contract entered into in 2007; however that contract expired in December 2009 and was not renewed as the services rendered were through a legacy system which the Company no longer plans to support.

Our plan includes charging pharmaceutical and other healthcare related companies an initial set up fee of up to $95,000 to upload all product specific programs, in all formats.  The initial fee will cover the set up costs and the first 1,500 qualified "click through" (i.e., a qualified click through is a physician or physicians trusted source, downloading any information available on specific products inside iMedicor).  Once the 1,500 click throughs are exhausted, iMedicor will charge between $25.00 and $50.00 per additional click through.

Smaller pharmaceutical companies with limited sales and marketing budgets will be able to participate in ClearLobby with a significantly reduced up-front set-up fee, but with a sales royalty for all prescriptions written through ClearLobby.  This smaller pharmaceutical company program is currently running, with information on Access Pharmaceuticals Mugard™ being offered through the ClearLobby site.

The Company anticipates having four sources of income –

•
Through ClearLobby, offering a secure and non-invasive online communications and information delivery tool for the dissemination of product-specific information provided by pharmaceutical and other healthcare related companies to physicians.

•
Royalty fees on prescriptions written via the ClearLobby site for smaller pharmaceutical company products.  As previously noted, Access Pharmaceuticals has already launched their program in ClearLobby, however it is too soon to gauge any measure of success for this program.

•	A monthly subscription fee per user. Physicians will pay $24.95 per month.

•
Opt-in advertizing for healthcare product and related companies. Currently there is no advertizing/promotion running within the portal, however we have already been solicited by several companies to provide advertizing space.

As of June 30, 2010, we require approximately $200,000 to $230,000 per month to fund our operations.  This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future or if revenue does not begin to grow as expected we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

We are currently seeking up to $3,000,000 in capital through a private placement of preferred stock.  While we are seeking this funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we are seeking.  The exact amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are unable to raise additional capital in the current private offering, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies.

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

Impairment of Long-Lived Assets

We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with recently adopted accounting practices.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of the asset exceeds the fair value of the asset.

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

Income Taxes

We account for income taxes under current accounting guidance ,the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount, if any, expected to be realized in future years.

Net earnings (loss) per share

Basic and diluted net loss per share information is presented under the requirements of FASB, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase.  Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

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

Revenue Recognition

The Company’s sources of income for the fiscal year ending June 30, 2010 are:

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

The Company anticipates having four sources of income in the future:

•
Through ClearLobby, offering a secure and non-invasive online communications and information delivery tool for the dissemination of product-specific information provided by pharmaceutical and other healthcare related companies to physicians.

•
Royalty fees on prescriptions written via the ClearLobby site for smaller pharmaceutical company products.  As previously noted, Access Pharmaceuticals has already launched their program in ClearLobby, however it is too soon to gauge any measure of success for this program.

•	A monthly subscription fee per user. Physicians will pay $24.95 per month.
•
Opt-in advertizing for healthcare product and related companies. Currently there is no advertizing/promotion running within the portal, however we have already been solicited by several companies to provide advertizing space.

Results of Operations

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Year Ended June 30
	Audited
	2010	%	2009	%
Net Sales and Revenues	165,132	100	347,096	100
Cost of Services	71,224	43.1	149,561	43.1
Gross Profit	93,308	56.9	197,534	56.9

Operational General and Administrative Expenses	5,802,753	72.3	5,459,906	73.1
Depreciation and amortization	2,056,033	27.7	2,012,855	26.9
Bad debt expenses		*	7,500	*
Total Expenses	7,858,786	100	7,480,261	100
Loss before other income (expense)	(7,764,878)		7,282,726
*           Less than 0.1%

Revenues

Our revenues for the year ended June 30, 2010 decreased by 52% to $165,132 from $347,096  in 2009, due to the expiration of a legacy sales contract which generated approximately 300,000 per year.  The contract expired in December of 2009, therefore the Company only was able to book one half a year’s worth of revenue from the contract.  The contract involved the licensing and maintenance of the  Vemics LiveAccess™ technology, which has now become outmoded as competing technologies have entered the market with greater capabilities and less cost associated with the licensing.  The Company made the decision not to continue supporting LiveAccess™ as the development costs to bring the technology to a competitive level would have far exceeded the potential revenue generated in what has become an extremely competitive market.

Cost of Services

Cost of services as a percentage of revenues was 43% for the year ended June 30, 2010 as compared to 43% for 2009, representing no difference.

Operational, General and Administrative Expenses

Operational, general and administrative expenses increased to $5,858,786 in the year ended June 30, 2010 from $5,459,906 in the year ended 2009, or 7%.    This is due to the Company’s decision to write-off goodwill in the amount of $681,673 at year-end.  Most other costs remained even or were reduced from the previous year as the Company continued to consolidate its resources prior to generating any significant revenues.

Depreciation and Amortization

Depreciation and amortization expenses decreased for the year ended June 30, 2010 to $2,056,033 from $2,012,855 in 2009.  This is entirely attributed to the continued capitalization of development costs associated with the iMedicor portal and subsequent amortization of that asset.  We launched iMedicor in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months, however additional development costs associated with the portal increase the cost associated with the amortization of the asset.

Loss from Operations

Income (loss) from operations, before Other Income (Expenses), for the year ended June 30, 2010 totaled ($7,764,878) compared to ($7,282,727) or approximately a 6.6% increase.  The decrease in income from operations for the year ended June 30, 2010 was primarily due to the expiration of the legacy contract discussed previously, and our focus on the continued development of iMedicor and on the increase of the iMedicor portal’s user base.  The increase in losses from operations is can be attributed to the Company’s decision to write-off goodwill in the amount of $681,673 at year-end.

Liquidity and Capital

Cash and cash equivalents were $86,664 at June 30, 2010 compared to $52,615 at June 30, 2009, representing no material difference.

Net cash used by operating activities was $1,721,398 for the year-end June 30, 2010 as compared to cash used provided by operating activities of $2,535,564 for the year-end June 30, 2009, representing an 32% decrease.  The decrease is due to the Company’s need to conserve cash until revenue begins to grow.

Net cash used by investing activities decreased by 69% to $230,000 for the year-end June 30, 2010 as compared to cash used by investing activities of $745,271 for the year-end June 30, 2009, and was primarily due to a decrease in development work on the Portal as cash was not available to maintain the previous pace of development.  This was offset by the purchase of ClearLobby, which transaction was completed in September of 2009.

Net cash provided by financing activities was $1,985,427 for the year-end June 30, 2010 as compared to net cash provided by financing activities of $3,120,834 for the year-end June 30, 2009. The decrease is primarily due to a decrease in the sale of Common Stock.

The Company continues to operate at a loss and is projected to do so until late in fiscal 2011.  The decrease in available investment capital in the year ending June 30, 2010 required the Company to consolidate its operations and slow-down development and marketing, The net result of this is that the Company was not able to fully execute on its operational plan for the year resulting in a delay in generating any significant revenue.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.  From July 1, 2006 through December 31, 2007, we raised approximately $3,637,000 from accredited investors.  In addition, from February 22, 2008 through July 2008, we issued 20,900,001 shares of Common Stock through a private offering to accredited investors through which we raised approximately $2,508,000.  From December of 2008 to April of 2009 we issued notes in the aggregate amount of approximately $1,400,000 to accredited investors.  From September 2009 to March 2010 we issued notes in the aggregate amount of 1,672,600 to accredited investors.  In June of 2010 we issued 6,820,000 shares of Common Stock through a private placement offering to accredited investors through which we raised approximately $341,000.   Notwithstanding the receipt of this additional capital, the Company requires significant additional capital to cover its current overhead as well as to satisfy existing obligations.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
iMedicor, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of iMedicor, Inc. and Subsidiary as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iMedicor, Inc. as of June 30, 2010 and 2009 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Demetrius & Company, L.L.C.
Demetrius & Company, L.L.C.

Wayne, New Jersey
October 13, 2010

IMEDICOR, INC.
CONSOLIDATED BALANCE SHEETS
YEARS ENDED JUNE 30, 2010 AND 2009

	6/30/2010	6/30/2009
ASSETS
Current assets:
Cash and cash equivalents	$86,644	$52,615
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2010 and June 30, 2009, respectively	10,000	3,214
Prepaid expenses	6,001	-

Total Current Assets	102,645	55,829

Property and equipment, net	8,291	16,545

Other assets:
Deferred expenses	-	60,798
Technology & Medical software, net of amortization	4,996,785	6,814,563
Goodwill	-	681,673
	4,996,785	7,557,034

Total Assets	$5,107,721	$7,629,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable - banks	$59,181	$87,354
Short-term notes payable	4,872,120	3,624,198
Accounts payable and accrued expenses	1,791,670	1,585,901
Deferred income	60,000	121,620

Total Current Liabilities	6,782,971	5,419,073

Long-term liabilities
Long-term notes payable	1,886,661	1,268,996

Total Liabilities	8,669,632	6,688,069

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, authorized 200,000,000
Issued and outstnding -0- shares as of June 30, 2010 and 2009
Common stock, par value $.001 per share, authorized 600,000,000
Issued and outstanding: 229,082,190 and; 200,000,000 authorized,
Issued and outstanding: 114,561,998 shares at June 30, 2010 and 2009, respectively	229,082	114,562
Additional Paid in Capital	37,849,158	30,962,043
Less: Treasury stock, 368,407 shares at both June 30, 2010and June 30, 2009, respectively	(508,195)	(508,195)
Accumulated deficit	(41,131,957)	(29,627,071)

Total Stockholders' Equity (Deficit)	(3,561,912)	941,339

Total Liabilities and Stockholders' Equity (Deficit)	$5,107,721	$7,629,408

See notes to financial statements.

IMEDICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2010 AND 2009

	For the	For the
	Year Ended	Year Ended
	6/30/2010	6/30/2009

Revenues	$165,132	$347,096

Cost of Services	71,224	149,561

Gross Profit	93,908	197,535

Expenses:
Stock issued for fees and services	2,992,978	3,034,000
Consulting, commissions and travel	187,012	453,256
Operational fees and expenses	630,273	596,731
Professional fees	241,316	302,580
Payroll and related taxes	916,497	916,178
Impairment of goodwill	681,673	-
Depreciation and amortization	2,056,033	2,012,855
Bad debt expenses	-	7,500
Production, advertising, brochures and public relations	153,004	157,161

Total Expenses	8,022,783	7,480,261

Loss before other expenses	(7,928,875)	(7,282,726)

Other Income/(Expenses:)
Other income - lawsuit settlements	74,500	-
Interest income	-	4,128
Default expense on notes payable	(1,800,000)	-
Interest expense	(710,640)	(224,775)
Redemption Fee expense	(459,668)	(396,209)
Total Other Income/(Expenses)	(2,895,808)	(616,856)

Loss before dividend	(10,660,686)	(7,899,582)

Dividends related to warrants issued	844,200	206,833

Net loss attributable to common shareholders	$(11,504,886)	$(8,106,414)

Net loss per share, available to common stockholders	$(0.08)	$(0.09)

Weighted average number of shares, basic and diluted	144,428,423	85,455,301

See notes to financial statements.

IMEDICOR, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDER EQUITY (DEFICIT)

							Total
				Additional			Stockholders'
			Treasury	Paid In	Treasury	Accumulated	Equity/
Description	Shares	Amount	Shares	Capital	Stock	Deficit	(Deficit)
Balance as of June 30, 2008	68,926,531	$68,927	(368,407)	$26,066,446	$(508,195)	$(21,520,656)	$4,106,522

Issuance of stock for Clear Lobby asset purchase	20,000	20		1,380			1,400

Issuance of common stock	14,166,666	14,167		1,685,833			1,700,000

Misc issuance of common stock	73,800	74		(74)			(0)

Issuance of stock for fees/services	21725000	21,725		2,046,275			2,068,000

Issuance of Stock under Employees Compensation Incentive Plan	9,650,000	9,650		955,350			965,000

Deemed dividends on warrants issued				206,833		(206,833)	-

Net loss						(7,899,582)	(7,899,582)
Balance as of June 30, 2009	114,561,997	114,562	(368,407)	30,962,043	(508,195)	(29,627,071)	941,339

Issuance of stock in exchange for vendor payables	793,010	793		64,707			65,500

Issuance of stock in exchange for legal settlement	3,500,000	3,500		192,000			195,500

Issuance of stock in exchange for legal fees	2,000,000	2,000		112,000			114,000

Issuance of stock in exchange for convertible
debentures and accrued interest	47,154,710	47,155		2,515,603			2,562,758

Issuance of common stock	6,820,000	6,820		334,180			341,000

Issuance of stock for fees/services	54,252,470	54,252		2,824,425			2,878,677

Deemed dividends on warrants issued				844,200		(844,200)	-

Net loss						(10,660,686)	(10,660,686)
Balance as of June 30, 2010	229,082,187	229,082	(368,407)	37,849,158	(508,195)	(41,131,957)	(3,561,912)

See notes to financial statements.

IMEDICOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2010 AND 2009

	For the	For the
	Year Ended	Year Ended
	6/30/2010	6/30/2009

Cash Flows From Operating Activities
Receipts from customers	$96,725	$399,123
Payments to suppliers, salaries	(1,744,069)	(2,908,636)
Interest received	-	4,128
Interest paid	(74,054)	(22,679)
Bad debt expense	-	(7,500)
Net Cash Used in Operating Activities	(1,721,398)	(2,535,564)

Cash Flows Used in Investing Activities
Purchase of Technology & Medical software	(230,000)	(745,000)
Purchase of fixed assets	-	(271)
Net Cash Used in Investing Activities	(230,000)	(745,271)

Cash Flows From Financing Activities
Payments on bank note payable	(28,173)	-
Payments on notes payable	-	(432,101)
Short term loans	1,672,600	1,852,985
Sale of common stock	341,000	1,700,000
Net Cash Provided by Financing Activities	1,985,427	3,120,884

Net Increase/(Decrease) in Cash	34,029	(159,951)

Cash at the Beginning of Period	52,615	212,566

Cash at End of Period	$86,644	$52,615

IMEDICOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED JUNE 30, 2010 AND 2009

	For the	For the
	Year Ended	Year Ended
	6/30/2010	6/30/2009

Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net loss	$(11,504,886)	$(7,899,582)
Adjustments to reconcile net income/(loss) to net cash
used by operating activities:
Depreciation & amortization	2,056,033	2,012,855
Stock issued for accrued consulting fees	2,992,978	3,034,400
Income derived from relinquishment of debt	(270,000)	-
Loan accretion	459,668	396,209
Impairment of goodwill	681,673
Stock issued for legal settlement	195,500
Stock issued for vendor payable	65,500
Default fee expense on notes payable	1,800,000
Dividends related to warrants issued	844,200
Changes in:
Trade receivables	(6,786)	53,907
Prepaid expenses	(6,001)	-
Deferred expenses	60,798	(60,798)
Accounts payable and accrued expenses	270,968	(253,569)
Accrued interest payable	700,577	182,894
Deferred income	(61,620)	(1,880)
Net Cash Used by Operating Activities	$(1,721,398)	$(2,535,564)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Stock issued for fees and services	$2,992,978	$3,034,400
Exchanged stock for note payable and accrued interest	2,448,013	-
Income derived from relinquishment of debt	(270,000)	-
Stock issued for legal settlement	195,500	-
Stock issued for vendor payable	65,500	-
Default fee expense on notes payable	1,800,000

See notes to financial statements.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

1.             NATURE OF OPERATIONS

IMedicor, Inc., formerly Vemics, Inc. (the “Company”), builds portal-based, virtual work and learning environments  in healthcare and related industries. Our focus is twofold: iMedicor, our web-based portal which allows Physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, and; recently acquired ClearLobby technology, our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.   Our solutions allow physicians to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.    .  Our solutions –

▪	Provide services that are comprehensive and end-to-end
▪	Are portal-based and require little or no capital investment for equipment or infrastructure
▪	Support interactive real-time collaboration and learning
▪	Are flexible, configurable and interoperable
▪	Utilize and migrate with all available real-time communications and learning technologies
▪	Include peripheral or adjunct productivity tools, services and support
▪	Are highly mobile and affordable for medical practices of any size
▪	Are convenient and extendable throughout healthcare organizations (EMRs, Hospitals, HMOs Etc)
▪	Can be customized to interact with current communication, learning and business needs

On October 10, 2007, we launched the iMedicor portal – a HIPAA compliant online personal health data exchange and secure messaging portal for physician collaboration, community and referrals.  HIPAA, which stands for the American Health Insurance Portability and Accountability Act of 1996, is a set of strict rules that are required to be followed by doctors, hospitals and other health care providers concerning the handling and privacy protection of vital patient medical data.

Through the iMedicor portal, physicians will be able to communicate securely with other doctors, sharing HIPAA compliant patient files, records and images quickly and safely.  The portal can also help doctors use corresponding services from other professionals in the medical industry.  Moreover, the portal environment allows for document creation and management tasks in a user-friendly, online environment.  Costly transcription services and tedious handwritten documentation can actually be eliminated through iMedicor’s voice recognition advanced technology. The  iMedicor portal will also be a repository for Certified Continuing Medical Education courses and non-certified and product specific educational resources made available to any registered member on a non-intrusive opt in basis.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards modification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the FASB ASC (the “Codification”) is now the authoritative source of U.S. GAAP. The Codification changes the structure of authoritative guidance to a Topic based model versus the previous model of Original Pronouncements, modified by Emerging Issues Task Force Abstracts, FASB Staff Positions, etc. Among other things, the Codification is expected to: reduce the amount of time and effort required to solve an accounting research issue; mitigate the risk of noncompliance through improved usability of the literature; provide accurate information with real-time updates as Accounting Standards Updates are released; and assist the FASB with research and convergence efforts. The adoption of the Codification did not impact the Company’s financial condition or operating results.
Going Concern

The Company has incurred operating losses to date and has an accumulated deficit of approximately $41,000,000 at June 30, 2010.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of Accounting

The accompanying consolidated financial statements include the accounts of Vemics, Delaware and OMII Corp. (now IMedicor, Inc).  The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

Cash Equivalents

Money market funds and investment instruments with original maturities of ninety days or less are considered cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

As of June 30, 2010, the Company had no cash balances at any financial institution in excess of federally insured limits.

The Company has historically provided financial terms to customers in accordance with what management views as industry norms.  Financial terms, for credit –approved customers, are generally on a net 30-61 day basis, though most customers are entitled to a prompt payment discount.  Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering such factors as economic conditions and each customer’s payment history and creditworthiness.  If the financial conditions of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods.

Property, Equipment and Depreciation

Property and Equipment are recorded at their historical cost.  Depreciation and amortization are provided for by the straight-line method over the useful lives of the assets, which vary from five to seven years.  The cost of repairs and maintenance is charged to operations in the period incurred.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with recently issued and adopted accounting pronouncements, which require that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead be tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment.  The Company has evaluated  goodwill for impairment as of June 30, 2010 the asset has been completely impaired and has been deemed of no value and completely written off.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Software Development Costs

We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount that the asset exceeds the fair value of the asset.

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

Income Taxes

The Company follows the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount, if any, expected to be realized in future years.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts from estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us.  Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability.  If the future financial condition of our customers were to deteriorates, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.  In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts.

Advertising costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged to expenses in the period or year in which incurred.  Advertising costs for the years ended June 30, 2010 and 2009 were $153,004 and $157,161, respectively.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Common stock

Common stock refers to the $.001 par value capital stock as designated in the company’s Certificate of Incorporation.  Treasury stock is accounted for using the cost method.

Net earning (loss) per share

Basic and diluted net loss per share information is presented under recently adopted accounting pronouncement.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase.  Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, shares issuable on exercise of warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

Share-Based Payment

The Company records stock-based compensation expense related to employee and director stock options and the Employee Stock Purchase Plan (“ESPP”) in accordance with SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”).

3.  SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common stock

The Company as of June 30, 2010 and 2009 had a total of 229,082,190 and 114,561,996 shares outstanding, respectively.  There are an additional 368,407 shares in Treasury Stock as of June 30, 2010 and 2009.  On March 15, 2010, the Board of directors amended the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of shares in the company to 600 million shares of common stock.

Preferred Stock

The company is authorized to issue up to 200,000,000 shares of blank check preferred stock.  No shares of preferred stock were outstanding as of June 30, 2010 and 2009, respectively.

Warrants

As of June 30, 2010, the Company has issued warrants to purchase shares  of Common Stock reserved for issuance upon exercise to various shareholders and service providers according to the schedule below:

No. Shares
Issuable on Exercise	Expiration	Exercise Price
1,239,999	2011	$0.60
1,430,000	2011	$0.24
1,541,667	2011	$0.12
4,000,000	2013	$0.04
4,840,000	2013	$0.03
16,160,000	2013 – 2015	$0.05

Management has not assigned a value to these warrants, as it is not practicable to estimate fair value for these financial instruments.  It also reserves the rights to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

4.             PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

Equipment and fixed-asset depreciation and amortization expense for the years ended June 30, 2010 and 2009 was $8,854 and $36,163, respectively.  The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal.

Property, equipment and purchased software are stated at cost and consist of the following:

	6/30/2010	6/30/2009
Furniture and fixtures	$2,600	$2,600
Software	72,430	72,430
Equipment	252,883	392,097
	327,913	467,127
Less Accumulated Depreciation & Amortization	319,622	450,582

	$8,291	$16,545

5.             TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with the completion of the iMedicor portal, which was included in the asset purchase of Nuscribe.  The iMedicor™ portal was launched in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.  Amortization expenses were $2,056,033 for the year ended June 30, 2010.

	6/30/2010	6/30/2009
Technology and medical software	$10,238,894	$10,008,893
Less: Accumulated Amortization	5,242,107	3,194,330

	$4,996,785	$6,814,563

 6.             LONG TERM DEBT

	2010	2009
Convertible Debentures	$4,872,120	$3,121,319
Notes Payable	1,886,661	1,771,875
Total	$6,758,781	$4,893,194
Less: portion in current liabilities	(4,872,120)	(3,624,198
Balance of long term debt	$1,886,661	$1,268,996

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

6.             LONG TERM DEBT - Continued

Long term debt matures as follows:

June 30, 2011	$4,872,120
June 30 2012	1,886,661
Total	$6,758,781

Convertible Debentures

The company has issued Convertible Debentures at various times. Interest rates on these debentures vary from 8% to 25% with various maturity dates ending June 30, 2012.

Amount outstanding*		Interest Rate	Conversion Features
$	**150,000	17.98%	convertible into common shares at $0.45 per share
	292,009	8.00%	convertible into common shares at $0.03 per share
	1,197,918	10.00%	convertible into common shares at $0.05 per share
	177,809	15.00%	convertible into common shares at $0.05 per share
	3,024,384	25.00%	convertible into common shares at $0.05 per share
	$4,842,120	Total

*Amounts include interest accrued to June 30, 2010.
**Initial note calls for 17.98%  interest, however interest has stopped accruing and note holder has agreed to accept payment of principal as payment in full.

7.             NOTES PAYABLE

Individual – Former Director	$1,871,661
Individual	10,000
Individual	20,000
Individual – Executive Officer	15,000
Total	$1,916,661

Former Director

The Company has borrowed $1,871,661 and $1,600,700, as of June 30, 2010 and June 30, 2009, which includes accrued interest, from a former member of the board of directors at a rate of interest is at 10%.  The funds were borrowed with the intention of repaying this lender with the anticipation of raising sufficient funds in the near future and include $600,000 borrowed on the Company’s behalf from a financial institution. The lender has extended the note to be due on June 30, 2012.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

8.             DEEMED COMMON STOCK DIVIDEND

During the years ended June 30, 2010 and 2009, the Company issued 21,340,000 and 6,201,667 common stocks warrants, respectively, in connection with the sale of its common stock and convertible notes issued.  The warrants were fair valued at their respective grant dates using Black Scholes Model and as a result were shown as a deemed dividend in effect as a reduction to the net income (loss) and as an addition to Additional Paid In Capital.   The deemed dividends for the years ended June 30, 2010 and 2009 were $844,200 and $206,833 respectively.

The Company used the Black-Scholes model to estimate the Deemed Dividends with the following assumptions:

	At June 30, 2010	At June 30, 2009

Expected Live (years)	3 – 7	4 – 5
Risk-free interest rate	1.00 – 1.79%	1.36 – 1.91%
Expected Volatility	131.00%	119.67%
Expected Yield	0.00%	0.00%

9.           INCOME TAXES

	6/30/2010	6/30/2009
Taxes on income include provision (benefits) for:
Federal income taxes	$-0-	$-0-
State and local income taxes	-0-	-0-
Total	$-0-	$-0-

Taxes on income are comprised of:
Current	$-0-	$-0-
Deferred	-0-	-0-
Total	$-0-	$-0-

Deferred tax assets comprise the following at June 30, 2010 and June 30, 2009, respectively.  Utilization of NOL carry forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

	6/30/2010	6/30/2009
Deferred Income Tax Assets	$7,945,281	$4,887,432
Valuation allowance	(7,945,281)	(4,887,432)
Net Deferred Tax Asset	$-0-	$-0-

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

10.           2007 EQUITY COMPENSATION PLAN

Effective June 6, 2007, the Vemics Equity Compensation Plan (the “Equity Plan”) authorized 6,300,000 shares to be available to provide designated employees of the Company and its parents and subsidiaries, certain consultants and advisors who perform services for the Company or its parents or subsidiaries, and non-employee members of the Board of Directors of the Company (the “Board”) with the opportunity to receive grants of incentive stock options, nonqualified stock options and stock awards.  On July 29, 2008, the Company’s Board of Directors and its shareholders approved an amendment of the Equity Plan to increase the number of shares of Common Stock underlying the Equity Plan from 6,300,000 to 17,000,000.

As of June 30, 2009, the Company had issued 4,720,000 shares and 1,895,000 option to purchase shares in the Company to Officers, employees, former employees and contractors under the 2007 Equity Compensation Plan.  All options issued have an exercise price of $0.07.

In the fiscal year ended June 30, 2010  there were no shares or options issued under the equity compensation plan.

A summary of the staus of the company’s stock option plan is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	1,895,000	0.07	-0-	0
Granted	-0-		1,895,000	0.07
Exercised	-0-		-0-	0
Forfeited	-0-		-0-	0
Outstanding at the end of the year	1,895,000		1,895,000	0.07
Options exercisable at year end	1,895,000		1,895,000	0.07
Weighted Average fair value of options granted during the year		$0.00		$0.07
Stock-Based Compensation Expense		$0.00		$132,650.00

11.           RETURN OF SHARES

In December of  2009, several officers of the Company elected voluntarily to return 6,500,000 shares awarded them in April of 2009.  The shares were returned to the Company’s transfer agent and made available for reissuance under the Equity Plan.  The outstanding capital stock in the company was reduced by 6,500,000 shares.  The shares were valued at $0.10 per share when issued in April of 2009, and had been recorded as outstanding in the company financial statements for year ended June 30, 2009.  The return of these shares has been recorded in the financial  statements of the Company for the year ended June 30, 2010 under “common stock issued for fees and services”.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009
12.          ACQUISITIONS

On September 12, 2008, Vemics, Inc. entered into a Limited Asset Purchase Agreement with ClearLobby, Inc., a Delaware corporation, pursuant to which the Company agreed to purchase trademarks, software, license agreements and other assets related to ClearLobby's pharmaceutical communications platform technology. In consideration for the assets purchased under the Limited Asset Purchase Agreement, the Company paid the sellor $250,000, consisting of $10,000 in cash and $240,000 in the form of an unsecured promissory note, and 20,000 shares of common stock of the Company.  The Promissory Note bears no interest and is payable in twelve monthly installments of $20,000 beginning on January 31, 2009 and each succeeding month-end thereafter until the Promissory Note is paid in full on December 30, 2009.

On September 3, 2009 the Company and ClearLobby, Inc. mutually agreed to an amendment to the Limited Asset Purchase Agreement whereby ClearLobby, Inc accepted in lieu of the $240,000 originally agreed to be paid under the Limited Asset Purchase Agreement, 2,000,000 shares of the Company’s Common Stock as payment in full under the terms of the agreement.  The stock has been issued and there is no balance due.

13.           LEGAL CONTINGENCIES

In the normal course of business, the Company is involved in lawsuits and claims.  While the amounts claimed could be material, the ultimate liability cannot now be determined because of the considerable uncertainties that exist.  Therefore, it is possible that the  results of operations or liquidity in a particular period could be affected by certain contingencies.  However, based on facts currently available, including the insurance coverage that the Company has in place, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company’s financial position.

14.           REDUCTION OF DEBT

On July 23, 2009 the United States District Court for the Southern District of New York voided the Settlement Agreement reached with the note holders of aggregate principal amount of $270,000 convertible debenture issued in 2004 and found in favor of the Company.  Since the note holders could not produce the original signed notes for settlement, as was agreed upon in the Settlement Agreement, the judge dismissed all of the note holders’ claims with prejudice.  The note holders appealed the district court’s decision and on March 31, 2010 the United States Court of Appeals for the Second Circuit upheld the lower court’s decision.  Accordingly, the $270,000 in dispute has been included in “Other income – Lawsuit Settlements” by the Company in its financials as a reduction of debt with no offsetting issuance of equities or equity backed securities.

15.           LEGAL SETTLEMENT

On June 17, 2009, a group of former employees and consultants filed a complaint against the Company, Nuscribe, Inc., Fred Zolla, and Craig Stout in the 419th Judicial District Court, Travis County, Texas for breach of contract as well as several other causes of actions related to seeking to recover approximately $1,300,000.00 plus interest and attorneys fees.  The company agreed to settle the claim for: $40,000 in cash which was paid by the company’s  D&O insurance, and; 3,500,000 shares, valued at $195,000 at time of issuance, of the company’s common stock.  As such, the $195,000 in dispute has been included in “Other income – Lawsuit Settlements” by the company in its financials as an offset to the $270,000 gain recorded for the reduction of debt with note-holders.

16.           DEFAULT ON NOTE

As of January 1, 2010, the Company was in default under a Convertible Note issued to Sonoran Pacific Resources on April 17, 2009 in the principal amount of 1,200,000.  The original terms of the Convertible Note provided for the repayment of principal, all accrued interest and a “redemption” bonus of the principal amount of the Note  to the Investors on or before the maturity date of December 31, 2009 .  The Convertible Note also provided for (15%) annual interest payable on the maturity date to the Investors in either cash or stock in the discretion of the Investor.  The Company did not have the ability to repay the Note on the maturity date.  The default provisions of the Note provide for a default penalty of 100% of the principal and the redemption bonus as well as a 25% interest rate of the new balance of the Note, includingthe  principal, redemption and the default amounts due.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009
17.           EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

a.
The Company and Mr. Fred Zolla, its Chief Executive Officer and Chairman of the Board, entered into a three-year employment agreement effective as of October 1, 2004, pursuant to which Mr. Zolla was paid an annual salary (based on a calendar year) of $70,000 in 2005, $130,000 in 2006 and $168,000 for 2007.  The Agreement provided for 18 months of severance in the event of termination without cause.  Mr. Zolla's initial agreement expired on December 31, 2007 and was renewed for a period of 2 years, expiring December 31, 2010.  To date, Mr. Zolla has not renewed his Employment Agreement, however he is currently in discussions with the board of directors as to the renewal of the Agreement.

b.
On March 10, 2008, the Company entered into an employment agreement with Craig Stout pursuant to which Mr. Stout as our Chief Operating Officer.  The agreement had an initial term of three years, commencing on April 1, 2007 and ending in March 2010.  Mr. Stout has not renewed his employment contract and currently acts as a consultant to the Company with the duties of Chief Operating Officer and Chief Financial Officer.

18.           IMPAIRMENT OF GOOD WILL

As a policy, the Company reviews Goodwill for impairment on an annual basis as of December 31  each calendar year.  As of December 31, 2009 we deemed that the asset held in Goodwill still had value as the Company was in negotiations to sell a portion of its assets, both content and technology.  From December 31, 2009 to June 30 2010 negotiations for the sale took place but ended unsuccessfully and it became apparent that the content and the technology had become outdated and, without significant development work on the company’s part, there was no market for either the content or the technology.  The Company has evaluated the goodwill for impairment as of June 30, 2010and determined that the asset has been completely impaired and has been deemed of no value and, therefor, was written off.

19.           SUBSEQUENT EVENTS

a)	Sales of unregistered securities

During the three months ended September 30, 2010, the Company sold 8,800,000 shares of Common Stock for an aggregate purchase price of $274,000 ($0.031 per share) to certain unaffiliated investors in private placement transactions.  We have used and will continue to use the proceeds, net of associated costs, for general working capital purposes.

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

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessmentof our  internal control over financial reporting or an attestation report of the Company's registered public accounting firm for which we are exempt as long as we continue to meet the SEC requirements of a smaller reporting company.

Notwithstanding the forgoing, management has identified material weaknesses with regards to internal control over financial reporting with respect to accurately and timely recording transactions.  Without adequately designed procedures in place, we determined that we have material weaknesses in our internal control over financial reporting related to:

•	lack of adequate accounting experience with personnel whose duties include recording financial transactions;
•	lack of timely and accurate posting of accounts payable entries to our accounting system;
•	lack of an internal review on an an-going basis of the Company’s accounting records.

These material weaknesses were discovered during the audit of our financial statements for the year ended June 30, 2010.  The material weaknesses in the past fiscal year have decreased significantly from the prior year and we will continue to make appropriate efforts to correct the remaining deficiencies.

(c)  Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the company plans to take steps to rectify these material weaknesses in the future which includes in part weekly reviews of accounts payable and accounts receivable by the chief financial officer with the new accounting personnel.  While all of the our material weaknesses have not been remediated to date, we believe that all weaknesses identified will be remediated by the next reporting period.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages, titles, principal occupations and certain biographical information as of October 13, 2010, concerning the Company’s directors and executive officers.  All of the Company’s officers have been appointed by and serve at the discretion of the Board.

NAME	AGE	POSITION
Fred Zolla	59	Chief Executive Officer & Chairman
Craig Stout	43	Chief Operating Officer/Interim Chief Financial Officer
Kenneth Mathews	72	Director
JD Smith	40	Director
Edward Ryterband	69	Director
Michael Lorelli	59	Director
Granger Whitelaw	43	Director

Fred Zolla, Chief Executive Officer and Chairman.  Mr. Zolla has served as our Chief Executive Officer and Chairman of the Board of IMedicor since the date of our acquisition of Vemics-Delaware in November 2005.  Further, Mr. Zolla served as the CEO and Chairman of Vemics-Delaware since its inception on July 17, 2001.  Before founding Vemics-Delaware, Mr. Zolla served as the Chief Operating Officer of Educational Video Conferencing, Inc., a publicly traded company in the technology and distance learning fields from April 1999 to June 2001.  From January 1990 to February 1999, Mr. Zolla was the President of Distance Learning Associates, the first content aggregator in the K-12 and corporate distributed learning space in the U.S.  In 1996, he served on the White House Committee for technology in education chaired by then vice-president Al Gore.  Mr. Zolla has taught and lectured in England, France, Italy, Spain, Korea and throughout the U.S. on the “Integration of Distance Learning Resources and Technology in the Classroom and Workplace.”  Mr. Zolla served as chairman of the board of the New York Film Festival, non-broadcast division from 1992 through 1995 and remains an active board member.

Craig Stout, Chief Operating Officer and Interim Chief Financial Officer.  Mr. Stout has been our Chief Operating Officer since the date of our acquisition of Vemics-Delaware, Inc. in November 2005 and has served as Interim Chief Financial Officer since June 30, 2008.  Mr. Stout has 20 years of operational and corporate finance experience in multiple industries.  Before joining Vemics, Mr. Stout acted as a consultant to an international reinsurance firm, Renaissance Reinsurance, based in Hamilton, Bermuda working on a number of operations projects, including assisting in managing the conversion to Sarbanes Oxley compliance.  In addition, from 2000 to 2005, Mr. Stout worked on a consulting basis to approximately 35 companies in connection with the acceleration and management of their growth through strategic acquisitions, restructurings and refinancings.  From 1992 to 1999 Mr. Stout served as the Chief Operating Officer and Chief Financial Officer of a small fund management company based in Washington, DC and Tortolla, BVI.  From 1989 to 1991, Mr. Stout was employed by Elders IXL in London as part of the strategic business development group where he was part of the European acquisition team that identified businesses of strategic value to Elders interests, initiated acquisitions and developed execution plans focused on integrating these new businesses into the Elders corporate structure.

Kenneth Mathews., Director.  Mr. Matthews serves as the Managing Director for  Cambridge Capital Corp., a financial services company that he founded in 1992 which provides innovative  solutions to the capital needs of small, middle market and large business enterprises and  raises capital , debt and equity for early, mid-size and troubled businesses.  He is a a Certified Cash Manager with more than thirty years of financial experience.  His specialties include capital sourcing, market planning, and financial consultation for profit improvement and cost effectiveness.

Prior to joining Cambridge Capital in 1992 Mr. Mathews served for twenty years with First Fidelity Bancorporation, a $30 billion commercial banking company serving the New York, New Jersey, and Pennsylvania markets.  As an executive vice president, he was responsible for Corporate Cash Management, Product Management, Correspondent Banking, and Insurance Brokerage. He also administered the National Corporate Banking Division, the Equipment Leasing and Finance Department, the Corporate Marketing Department, and the Governmental and Institutional Banking Department. In the Commercial Banking Division, Mr. Mathews managed a regional network with a portfolio of secured and unsecured loans for small and middle-market companies.

A graduate of Saint Peter's College, Mr. Mathews received his B.S. degree in economics in 1960, and studied for an M.B.A. in finance and marketing at New York University's Graduate School of Business Administration.

Mr. Mathews has served on the Board of Trustees of Saint Peter's College and Saint Joseph's Hospital and Medical Center. He is also a trustee of the American Diabetes Association -- New Jersey Affiliate.

JD Smith, Director.  Mr. Smith is the Chairman of WESCO Energy Corporation, a company owned by Sonoran Pacific Resources, one of the largest investor's in iMedicor, Inc.. WESCO owns the patents on a number of new technologies in the oil and gas business, such as the gas to liquid conversion of stranded gas, heavy oil upgrading, and a process for producing environmentally friendly tailings from oil and tar sands. He recently facilitated the negotiation and signing of agreements concerning projects in the USA, Canada, China, and Russia. He is presently overseeing new prospective projects in Thailand, Nigeria, Madagascar, Ecuador, Dubai and other parts of the world.  Mr. Smith advises and assists Sonoran Pacific on numerous projects in which it has venture capital and real estate investments.

Edward Ryterband, Director.  Edward Ryterband has gained considerable experience through his work with the Hay Group and with RHR International, where he is now a Partner. He was Managing Director of RHR's New York Office and guided its growth into the largest office in the firm. RHR provides consulting services for mid to large cap companies in the area of hiring, deployment and management of senior leadership and supports efforts to plan and execute large-scale business development projects. Prior to his work with RHR he was a Partner in the Hay Group in charge of building their services globally in organization and leadership development. Dr. Ryterband's experience includes working with senior leadership in Global Pharmaceutical companies such as Merck, Pharmacia (before its acquisition by Pfizer), and Schering Plough as well as smaller companies such as OSI Pharma, a rapidly growing bio-tech. He has similar experience with healthcare related companies such as Quest Diagnostics, Impact Rx, Horizon BC/BS New Jersey and Health First.

Michael Lorelli, Director. Mr. Lorelli's 30-year career spans a wide range of consumer products and services, and B2B categories, with responsibilities for both domestic and international units.
His years as a line-operating manager have largely been with Fortune 100 companies: PepsiCo and Bristol Myers Squibb. For the last decade,  as CEO, he has led revitalizations and turnarounds for private equity firms. He is presently CEO of Carlstadt, NJ based WaterJel Technologies, the leader in burn care products.
WaterJel is a Riverside Company.  Previously, he led the growth of Latex International, a Pouschine-Cook company. Mr. Lorelli has also led CEO engagements for Rutledge Capital, and Cerberus.

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

Granger Whitelaw, Director. Mr. Whitelaw is a serial entrepreneur & venture capitalist with a strong background in finance, marketing and operations. He has 22 years experience in the media, entertainment & technology industries.  Most recently as co-founder and CEO of the Rocket Racing League, a sports and entertainment company where he patented and deployed a new technology for gaming and live broadcast.  In addition, he has been a founding partner & investor of multiple start-ups including profitable ecommerce and finance ventures, two Film & Audio productions studios and an award-winning documentary he executive produced with Jonathan Demme. He has also been a member of two Indy 500 winning teams where he was actively involved with sponsorship, development and strategy.

Code of Ethics

As a result of the Company's limited operations over the past couple of years, the Company has not adopted a code of ethics as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934.  The Company expects to adopt a code of ethics within the next twelve months.

Item 11.  Executive Compensation

The following table sets forth annual compensation paid to our named executive officers for the fiscal year ended June 30, 2010 and for the year ended June 30, 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Zolla, CEO & Chairman (1)	$132,000	-	-	-	-	-	$132,000
Craig Stout, Chief Operating Officer/Interim Chief Financial Officer (2)	$80,000	-	-	-	-	-	$80,000

(1) On April 17, 2009, Mr. Zolla was awarded 3,500,000 shares of Common Stock by the Board of Directors as a bonus.   In December of 2009 Mr. Zolla returned this award to the Company and the award was negated.

(2) On April 17, 2009, Mr. Stout was awarded 1,250,000 shares of Common Stock by the Board of Directors for prior services.  In December of 2009 Mr. Stout returned this award to the Company and the award was negated.

Employment Agreements with Executive Officers

The Company and Mr. Fred Zolla, its Chief Executive Officer and Chairman of the Board, entered into a three-year employment agreement effective as of October 1, 2004, pursuant to which Mr. Zolla was paid an annual salary (based on a calendar year) of $70,000 in 2005, $130,000 in 2006 and $168,000 for 2007.  Mr. Zolla may terminate the agreement for any reason on 90-days written notice to the Company or by the Company immediately for cause.  The Agreement provides for 18 months of severance in the event of termination without cause.  Mr. Zolla's initial agreement expired on December 31, 2007; however, this agreement was renewed for two years and is due to expire on December 1, 2009.  Mr. Zolla has not yet renewed his contract; however he is currently in discussions with the board of directors regarding the renewal.

On March 10, 2008, the Company entered into an employment agreement with Craig Stout pursuant to which Mr. Stout will serve as our Chief Operating Officer at an initial term of three years.  This agreement commenced April 1, 2008 and terminates on March 31, 2011.  The agreement provides for an annual salary of $120,000, which amount would increase to $156,000 if the Company raises in excess of $5,000,000 in equity.  Mr. Stout may terminate the agreement for any reason on 90-days written notice to the Company or by the Company immediately for cause.  In the event of a termination by the Company for any reason other than cause, the Company is to pay Mr. Stout an amount equal to 12 months' salary.  Mr. Stout has not renewed his employment contract and currently acts as a consultant to the Company with the duties of Chief Operating Officer and Chief Financial Officer.  As such, the terms of the original contract are no longer in force.

Equity Incentive Plan

The Company adopted the Vemics, Inc. 2007 Equity Compensation Plan, which was approved by our stockholders on June 6, 2007 (the “Equity Plan”), to provide employees, non-employee directors, consultants and advisors with the opportunity to receive grants of stock options and stock awards.  The purpose of the Equity Plan is to give participants an ownership interest in our Company, and to create an incentive to contribute to our economic success.  The Equity Plan authorizes the issuance of incentive stock options, nonqualified stock options and other stock based awards to employees, non-employee directors, consultants and advisors.  There are 17,000,000 shares of Common Stock authorized under the Equity Plan.  As of June 30, 2010, the Company has issued options to purchase 1,895,000 shares of IMedicor Common Stock to non-executive officers employees, former employees and consultants of the company.  Additionally, the Company issued 2,970,000 shares to non-executive officers, employees, former employees and consultants of the Company

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of October 10, 2010, certain information with respect to the beneficial ownership of the Common Stock by: (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group.

Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.  Applicable percentage of ownership is based on 229,082,190 shares of our Common Stock outstanding on September 29, 2008.

In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options and/or warrants currently exercisable, or exercisable within 60 days of September 29, 2008, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1) (2)	Amount of Beneficial Ownership	Percent of Outstanding Shares
Fred Zolla(3)	4,610,116	2.01%
Craig Stout (4)	1,025,000	*
Kenneth Mathews	1,029,903	*
JD Smith	-	*
Edward Ryterband	250,000	*
Michael Lorelli	570,088	*
Granger Whitelaw	130,150	*
All officers and directors as a group (7 persons) (6)	7,585,354	3.31%
* less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2)	The address of each of the executive officers and directors is care of Vemics, Inc., 523 Avalon Gardens Drive, Nanuet, NY 10954.

(3)	Beneficial ownership has been reduced by 3,500,000 shares from the previous year with the voluntary return of a stock award bonus in the amount of 3,500,000 shares.

(4)	Beneficial ownership has been reduced by 1,250,000 shares from the previous year with the voluntary return of a stock award bonus in the amount of 1,250,000 shares.

Item 13.  Certain Relationships and Related Transactions and Director Independence

iMedicor utilizes office space provided by some of its key employees and officers.  iMedicor’s’ President and CEO, Fred H. Zolla provides IMedicor’ principal office space located at 523 Avalon Gardens Drive, Nanuet, NY 10954.  In previous years  iMedicor has paid approximately $4,500 per year to Mr. Zolla for the use of the office space he provides, however no such payment was made in the year ending June 30, 2010.  IMedicor will continue to maintain this office for the near future.

Between February and April of 2009 Craig Stout loaned $38,000.00 to the company interest free and with no specific terms for repayment.  As of June 30, 2010, all but $15,000 of this loan had been paid back.

Item 14.  Principal Accountant Fees and Services

Cost of Fees and Services

During fiscal years 2010 and 2009, the Company’s independent registered public accounting firm, Demetrius & Company L.L.C., rendered services to the Company for the following fees:

	2010	2009
Audit Fees(1)	$42,000	$63,000
Tax Fees(2)	-	-

Total	$42,000	$63,000

(1)	Audit Fees and Audit related fees consisted principally of audit work performed on the consolidated financial statements for our fiscal year end.
(2)	The Company did not engage Demetrius & Company, LLC for any Tax services.

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

PART IV

Item 15.  Exhibits, Financial Statements Schedules

1.1	Share Exchange Agreement by and between Vemics, Inc. a Delaware corporation, and OMII, Inc., a Nevada corporation (1)

2.1	Articles of Incorporation(1)

2.2	Amended and Restated Articles of Incorporation of Vemics, Inc. filed on April 15, 2008(1)

2.3	Amendment to the Articles of Incorporation of Vemics, Inc. filed on July 29, 2009 reflected name change

2.4	Bylaws(1)

3.1	Stock Purchase Agreement, dated October 16, 2006, by and among the Company and the stockholders of NuScribe, Inc., a Delaware corporation(1)

3.2	Asset Purchase Agreement, dated January 25, 2007, by and between the Company and e-Learning Desktop, Inc.(2)

3.3	Limited Asset Purchase Agreement with ClearLobby, Inc. entered in on September 12, 2008(3)

3.4	Amendment to the Limited Asset Purchase Agreement with ClearLobby, Inc.(4)

4.1	Vemics, Inc. 2007 Equity Compensation Plan(1)

4.2	Vemics, Inc 2007 Equity Compensation Plan as Amended August 15, 2008. (8)

4.2	Employment Agreement dated as of October 1, 2004 July 17, 2006 by and between Fred Zolla and Vemics, Inc.(1)

4.3	Employment Agreement dated as of April 1, 2008, by and between Craig Stout and Vemics, Inc.(1)

5.1	Convertible Promissory Note dated April 27, 2009 issued to Sonoran Pacific Resources. (5)

5.2	Form of Convertible Note(6)

5.2	Form of Subscription Agreement (7)

7.1	Agreement between iMedicor, Inc and USAMCO.

7.2	Revised Agreement between Access Pharmaceuticals and iMedicor, Inc.

7.3	Agreement between PASHealth and iMedicor, Inc.

7.4	Agreement between Physicians Alliance of America and iMedicor, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a)

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to exhibits of Registrant’s Form 10 filed on May 13, 2008.
2.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 13, 2008.
3.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on September 18, 2008.
4.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 12, 2009.
5.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 05, 2009.
6.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
7.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
8.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on August 20, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Fred Zolla	President, Chief Executive Officer,	October 13, 2010
Fred Zolla	(Principal Executive Officer)

/s/ Craig Stout	Chief Operating Officer and	October 13, 2010
Craig Stout	Interim Chief Financial Officer

/s/ Edward Ryterband	Director	October 13, 2010
Edward Ryterband

/s/ Michael Lorelli	Director	October 13, 2010
Michael Lorelli

/s/ Kenneth Mathews	Director	October 13, 2010
Kenneth Mathews

/s/ JD Smith	Director	October 13, 2010
JD Smith

/s/ Granger Whitelaw	Director	October 13, 2010
Granger Whitelaw