Form 10-Q
period 2010-09-30
iMedicor
filed 2010-11-19
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

Commission file number: 000-52765

IMEDICOR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

523 Avalon Gardens Drive, Nanuet, New York 10954
(Address of principal executive offices) (Zip Code)

(845) 371-7380
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 253,760,894 outstanding shares of the issuer’s only class of common equity, Common Stock, $0.001 par value, on November 18, 2010.

IMEDICOR, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2010	June 30, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,614	$86,644
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2010 and June 30, 2010, respectively	54,340	10,000
Prepaid Expenses	4,011	6,001
Total Current Assets	79,965	102,645
Property and equipment, net	6,870	8,291
Other Assets
Technology and Medical Software, net	4,537,090	4,996,785
	4,537,090	4,996,785
Total Assets	$4,623,925	$5,107,721
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable –– banks	$37,516	$59,181
Short-term notes payable	6,939,346	5,487,120
Accounts payable and accrued expenses	1,746,919	1,791,671
Deferred income	60,000	60,000
Total Current Liabilities	8,783,781	7,397,972
Other long-term liabilities
Long-term notes payable	-	1,271,661
Total Liabilities	8,783,781	8,669,663
Stockholders’ Equity (Deficit)
Preferred stock, par value $.001, authorized 200,000,000. Issued and outstanding-0- shares As of Sept 30, 2010 and June 30, 2010, respectively
Common stock, par value $.001 per share, authorized 600,000,000. Issued and outstanding: 253,761,124 and 229,082,190 shares at Sept 30, 2010 and June 30 2010, respectively	253,761	229,082
Additional Paid in Capital	38,838,420	37,849,158
Less: Treasury stock, 368,407 shares at both September 30, 2010 and June 30, 2010	(508,195)	(508,195)
Accumulated deficit	(42,743,842)	(41,131,957)
Total Stockholders’ Equity (Deficit)	(4,159,856)	(3,561,912)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,623,925	$5,107,721

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)

Revenues:	$48,597	$65,832
Cost of Services	1,212	10,995
Gross Profit	47,385	54,837
Expenses:
Stock issued for fees and services	260,612	1,231,530
Consulting, commissions and travel	66,363	88,764
Operational fees and expenses	143,737	177,922
Professional fees	13,000	105,375
Payroll and related taxes	180,566	223,015
Depreciation and amortization	516,116	503,437
Production, advertising, brochures and public relations	20,925	62,279
Total Expenses	1,231,319	2,392,322
Loss before other expenses	(1,183,934)	(2,337,485)
Other Income/(Expenses):
Other expense – Redemption fee expense	-	(148,146)
Interest expense	(241,951)	(130,097)
Total Other Income/(Expenses)	(241,951)	(278,243)

Loss before dividend	$(1,425,885)	$(2,615,728)
Dividends related to warrants issued	186,000	-
Net loss available to common stockholders	$(1,611,885)	$(2,615,728)

Net loss per share, basic and diluted, before extraordinary item	$(0.01)	$(0.01)
Net loss per share, basic and diluted, extraordinary item net	-	-
Net loss per share, to common stockholders	$(0.01)	$(0.01)
Weighted average number of shares, basic and diluted	235,025,314	122,961,154

See notes to Condensed Consolidated Financial Statements (unaudited).

 IMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three
	months ended	months ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Receipts from customers	$4,257	$65,832
Payments to suppliers, salaries	(468,564)	(612,740)
Interest received	-	-
Interest paid	(178,058)	42,468
Net Cash Used in Operating Activities	(642,635)	(504,440)

Cash Flows Used in Investing Activities:
Purchase of Technology & Medical Software	(55,000)	-

Net Cash Used in Investing Activities	(55,000)	-

Cash Flows From Financing Activities:
Payments on notes payable	(21,665)	(15,000)
Short term loans proceeds	170,000	470,000
Sale of common stock	484,000	-
Net Cash Provided by Financing Activities	632,335	455,000

Net Increase/(Decrease) in Cash	(65,030)	(49,440)

Cash at the Beginning of Period	86,644	52,615

Cash at End of Period	$21,614	$3,175

Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net Loss	$(1,611,885)	$(2,615,708)
Adjustments to Reconcile net income/(loss) to net cash
Used by operating activities
Stock issued for fees and services	290,612	1,231,530
Depreciation & Amortization	516,116	503,437
Dividends related to warrants issued	186,000	-
Changes in:
Trade receivables	(44,340)	-
Other receivables	-	-
Accounts payable and accrued expenses	(44,752)	105,781
Prepaid expenses	1,990	-
Accrued interest payable	63,894	271,330
Deferred income	-	(810)
Net Cash Used in Operating Activities	$(642,365)	$(504,440)

Supplemental disclosures
Schedule of Noncash Investing and Financing Transactions
Stock issued for fees and services	$290,612	$1,231,520
Stock exchanged for note payable and accrued interest	-	2,448,013
Income derived from relinquishment of debt	-	(270,000)
Stock issued for legal settlement	-	195,500
Stock issued for vendor payable	-	65,500

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2010

1.           BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2010.

2.           GOING CONCERN

From inception through June 30, 2010, the Company has been devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $42,743,000 and $41,132,000 at September 30, 2010 and at June 30, 2010, respectively.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

4.           WARRANTS

As of September 30, 2010, following warrants were outstanding:

No. Shares
Issuable on Exercise	Expiration	Exercise Price
1,239,999	2011	$0.60
1,430,000	2011	$0.24
1,541,667	2011	$0.12
4,000,000	2013	$0.04
13,640,000	2013	$0.03
16,160,000	2013 – 2015	$0.05

Management has not assigned a value to these warrants, as it is not practical to estimate fair value for these financial instruments.  It also reserves the rights to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share of the company’s common stock reaches certain levels.

5.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc. In addition, we have elected to capitalize all related development costs associated with completion of the site. The iMedicor™ product was launched in late October 2007 and we have begun to amortize its cost on a straight line basis over 60 months.  Amortization expenses were $514,694 for the three months ended September 30, 2010.

	9/30/2010	6/30/2010
Technology and medical software	$10,293,893	$10,238,892
Less: Accumulated Amortization	5,756,803	5,242,107
	$4,537,090	$4,996,785

6.           SHORT AND LONG TERM DEBT

Convertible Debentures	$5,014,344
Notes Payable	1,925,002
Total	$6,939,346
Less: portion in current liabilities	(6,939,346)
Balance of long term debt	$0

Long term debt matures as follows:
September 30, 2011	$6,939,346

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

We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2010.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results.

Overview

The Company has built a portal-based, virtual work, learning and communication/collaboration environment for healthcare and related industries called iMedicor. Our primary focus shifted with our development of iMedicor, which we acquired in connection with the acquisition of NuScribe, Inc. on October 17, 2006.  Currently, our efforts are concentrated on providing secure, on-line communications, collaboration, learning and productivity solutions to healthcare and related markets, and facilitating cost-effective communications between physicians and other healthcare related workers and pharmaceutical, medical device and medical insurance companies.

iMedicor was initially launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200% .  In February of 2009 we re-launched iMedicor as version 2.0 with completely redesigned functionality and security.  During the redesign phase we focused less on increasing membership and more on working with a core group of physician members to address functionality within the site and make recommended changes for the launch of the 2.0 version.  Late this fiscal quarter the subscription model for iMedicor switched from a free service for all users to a $24.95 per month subscription service per physician user, with reduced rates for administrative staff within a physician’s office.  As part of the shift we offered all existing members as well as new members a sixty-day trial period at no cost.  We have decided to extend the trial period as there are significant changes we will be making based on recommendations by physician focus groups that have been assessing the portal.  We believe the changes we intend to make based on the focus groups’ recommendations will greatly increase the appeal of the iMedicor portal to physicians.

We expect to begin to generate significant revenues through the growth of a paying membership base within the Portal.  Currently multiple partnerships give us direct access to a user-base of over 400,000 physicians.  If the company enrolls only 5% of this base as paying subscribers  into iMedicor, that would equal approximately $500,000 in top-line revenue, or more than two times our current monthly cash needs. As we build this paying customer base, the Company currently beginning to generate revenue through the delivery of drug information on Mugard™ being offered through ClearLobby.   We have several new ClearLobby programs scheduled to launch designed around pharmaceutical marketing to physicians which we expect to generate significant revenue for the Company, however the exact timing of these launches is unknown at the moment.

We recently announced the enrollment of our first Independent Physician Association (IPA) into our subscription model. Indications through our marketing efforts point to wide spread adoption of our newly launched “National Healthcare Communications Network (NHCN)”.  Additionally, On November 11, 2010 we signed an agreement with NJ-HITEC to function as their official agent in the state of New Jersey along with our strategic partner PASHEALTH. This federally funded program is designed to assist medical practices in attaining “Meaningful Use” certification and the iMedicor Portal will play a significant role in primary requirement of “Meaningful Use”, that being interoperability.

Our revenue has continued to decrease due to the cessation of legacy revenue not associated with the current focus of the company.  We continue to be encouraged by the increase in revenue being generated by the new programs which have just come into effect and are generated directly from the efforts of the portal and Clearlobby, the portal’s pharmaceutical marketing adjunct.

Our future plan for Clearlobby includes charging pharmaceutical and other healthcare related companies an initial set up fee of up to $95,000 to upload all product specific programs, in all formats.  The initial fee will cover the set up costs and the first 1,500 qualified "click through" (i.e., a qualified click through is a physician or physicians trusted source, downloading any information available on specific products inside iMedicor).  Once the 1,500 click through's are exhausted, iMedicor plans to charge between $25.00 and $50.00 per additional click through.

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
As of September 30, 2010, we require approximately $200,000 per month to fund our operations.  This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however we do not have the funds avauilable to increase our operations at this time.  As of the date of this filing the Company has reduced operations to a bare minimum to conserve what cash is available and costs have been further reduced from the $200,000 per month needed as of September 30, 2010.  Negative pressure on the price of our stock as well as current availability of investment capital has caused a shortage of available cash to fund current operations, which in turn has affected the speed at which we can execute on the marketing efforts required to increase portal membership.  Currently most employees are between 2 and 4 pay-periods in arrears for the calendar year 2010.  We have an immediate need for an influx of capital to enable us to bring the revenue opportunities to realization.  The Company has been in this financial position in the past and has been able to extricate itself from the position and we believe we can do so now.  We are currently in discussions with 5 different groups who are interested in making an investment into the company of between $2million and $5  million, and have a verbal commitment from one of our major investors to fund operations until we are either able to close on a large funding or  meet our cash needs through the generation of sales revenue.  The current funding efforts, if successful, will potentially represent an increase in debt or dilution to the existing shareholders in the Company.

We are currently seeking up to $5,000,000 in capital through a private placement of preferred stock.  While we are seeking this funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we are seeking.  The exact amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are unable to raise additional capital, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three months ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended September 30
	(unaudited)
	2010	2009
Net Sales and Revenues	$48,597	$65,832
Cost of Services	1,212	10,995
Gross Profit	47,385	54,837

Operational General and Administrative Expenses	424,591	657,355
Depreciation and amortization	516,116	503,437
Stock issued for fees and services	290,612	1,231,530
Total Expenses	1,231,319	2,392,322
Loss before other income (expense)	$(1,183,934)	$(2,337,485)

Revenues

The Company's revenues for the three months ended September 30, 2010 decreased by 26% to $48,597 from $65,832 in the three months ended September 30, 2009.  The decrease in revenue is due to the expiration of legacy contracts which have nothing to do with the company’s current line of business.  One legacy contract remains which generated approximately $4,500 in the quarter ended September 30, 2010 which means that the Company generated approximately $44,000 in revenue based on the Company’s new lines of business.  While we had anticipated generating more revenue in the quarter we are still encouraged by the results based on our limited ability to aggressively pursue marketing efforts due to limited cash resources available.

Cost of Services

Cost of services as a percentage of revenues was 2.5% for the quarter ended September 30, 2010 as compared to 16.7% for the quarter ended September 30, 2009.  The decrease is due to the reduced revenue sharing associated with our current revenue streams: however we expect the cost of goods to increase in the future as we retain outside sales and marketing representatives to generate new business for the Company on a commission basis.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $424,591 from $657,355, for the quarter ending September 30, 2009 or 35%.  This decrease reflects the Company’s continued effort to consolidate operations until such time that it can sustain growth through revenue generation.

Depreciation and Amortization

Depreciation and Amortization expenses increased for the quarter ended September 30, 2010 to $516,116 from $503,437, for the quarter ending September 30, 2009 or 2.4%, representing no material difference.

Loss from Operations

Income (loss) from operations for the quarter ended September 30, 2010 totaled ($1,183,934) compared to ($2,337,485) for the quarter ended September 30, 2009 or a decrease of 49.3%.  The decrease in loss from operations for the quarter ended September 30, 2010 was wholly due to the Company’s election to slow operations rather than continue to issue stock in lieu of cash for services unless entirely necessary.

Liquidity and Capital Resources

Cash and cash equivalents were $21,614 at September 30, 2010 compared to $86,644 at June 30, 2010.

Net cash used by operating activities was $642,365 for the three months ended September 30, 2010 as compared to $504,440 for the three months ended September 30, 2009.  The decrease is due to dividends related to warrants issued in the quarter ended September 30, 2010.

Net cash used by investing activities was $55,000 for the three months ended September 30, 2010 as compared to cash used by investing activities of $-0- for the three months ended September 30, 2008.  The difference is due to increased development of the iMedicor portal.

Net cash provided by financing activities was $632,355 for the three months ended September 30, 2010 as compared to net cash used by financing activities of $455,000 for the three months ended September 30, 2009.

Due to our serious cash position and the lack of adequate sales revenue as the Portal is just beginning to generate sales, the Company has continued to reduce costs where possible, including eliminating non-essential staff positions and eliminating non-essential operating costs as well as reducing salaries of current employees.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Exchange Act, reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2010, the period covered by this Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three-months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ending September 30, 2010 the Company sold 11,000,003 shares of its common stock for an aggregated purchase amount of $484,000 in a series of private placements to accredited investors.

As previously reported in part on Forms 8-K filed during the quarter, the Company issued 11,000,003 shares of its common stock for an aggregated purchase amount of $484,000 in a series of private placements to investors.  The Company issued and sold the Convertible Note and Warrants in a private placement transaction made in reliance upon the exemption from securities registration afforded by Section 4(2) under the Securities Act and Regulation D thereunder.  The Company believes that the Investors are “accredited investors” as defined in Rule 501 of Regulation D under the Securities Act.

ITEM 5.  OTHER INFORMATION

Effective November 12, 2010 Mr. Granger Whitelaw resigned from the Company’s board of directors.

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

IMedicor, Inc. (Registrant)

Date: November 19, 2010	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2010	By:	/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer (Principal Accounting Officer)