Form 10-Q
period 2010-12-31
iMedicor
filed 2011-02-22
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

There were 310,744,847 outstanding shares of the issuer’s  Common Stock, $0.001 par value, on February 22, 2011.

IMEDICOR, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2010

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2010	June 30, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$86,644
Accounts receivable, net of allowance for doubtful accounts of $-0- at December 31, 2010 and June 30, 2010, respectively	344,780	10,000
Prepaid Expenses	4,691	6,001
Total Current Assets	350,471	102,645
Property and equipment, net	5,028	8,291
Other Assets
Technology and Medical Software, net	4,022,395	4,996,785
	4,022,395	4,996,785
Total Assets	$4,377,894	$5,107,721
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable –– banks	$29,939	$59,181
Short-term notes payable	3,350,421	5,487,120
Accounts payable and accrued expenses	1,725,981	1,791,671
Deferred income	59,000	60,000
Total Current Liabilities	5,165,341	7,397,972
Other long-term liabilities
Long-term notes payable	-	1,271,661
Total Liabilities	5,165,341	8,669,663
Stockholders’ Equity (Deficit)
Preferred stock , par value $.001, authorized 200,000,000. Issued and outstanding -39- shares and -0- shares as of Dec 31, 2010 and June 30, 2010, respectively	0	0
Common stock, par value $.001 per share, authorized 600,000,000. Issued and outstanding: 310,744,847 and 229,082,187 shares at Dec 31, 2010 and June 30 2010, respectively	310,745	229,082
Additional Paid in Capital	42,913,455	37,849,158
Less: Treasury stock, 368,407 shares at both December 31, 2010 and June 30, 2010	(508,195)	(508,195)
Accumulated deficit	(43,503,452)	(41,131,957)
Total Stockholders’ Equity (Deficit)	(787,447)	(3,561,912)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,377,894	$5,107,721

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)

Revenues:	$296,034	$65,832
Cost of Services	296	2,439
Gross Profit	295,738	63,143
Expenses:
Stock issued for fees and services	254,696	-
Consulting, commissions and travel	48,038	42,089
Operational fees and expenses	88,868	130,172
Professional fees	10,895	31,040
Payroll and related taxes	146,973	175,427
Depreciation and amortization	516,537	510,187
Production, advertising, brochures and public relations	3,500	38,082
Total Expenses	1,069,507	926,997
Loss before other expenses	(773,769)	(863,854)
Other Income/(Expenses):
Other Income – Relinquishment of Debt	91,511	-
Redemption Fee Expense		(160,646)
Interest expense	(77,352)	(101,823)
Total Other Income/(Expenses)	14,159	(262,469)

Net loss available to common stockholders	$(759,610)	$(863,854)

Net loss per share, available to common stockholders	(0.00)	(0.01)

Weighted average number of shares, basic and diluted	268,365,569	123,044,835

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six	For the six
	months ended	months ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)

Revenues:	$344,631	$131,414
Cost of Services	1,508	7,937
Gross Profit	343,123	123,447
Expenses:
Stock issued for fees and services	545,308	1,261,393
Consulting, commissions and travel	114,401	35,115
Operational fees and expenses	245,605	348,187
Professional fees	10,895	97,415
Payroll and related taxes	327,539	448,086
Depreciation and amortization	1,032,653	1,013,624
Production, advertising, brochures and public relations	24,425	86,208
Total Expenses	2,300,826	3,290,028
Loss before other expenses	(1,957,703)	(3,166,551)
Other Income/(Expenses):
Other Income – Relinquishment of Debt	91,511	-
Redemption Fee Expense		(321,292)
Interest expense	(319,303)	(202,044)
Total Other Income/(Expenses)	(227,792)	(523,336)
Loss before dividend	(2,185,495)

Dividends Related to Warrants Issued	186,000

Net loss available to common stockholders	$(2,371,495)	$(3,689,887)

Net loss per share, available to common stockholders	(0.01)	(0.03)

Weighted average number of shares, basic and diluted	268,365,569	125,879,009

See notes to Condensed Consolidated Financial Statements (unaudited).

 IMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six	For the six
	months ended	months ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Receipts from customers	$8,851	$69,794
Payments to suppliers, salaries	(697,241)	(941,463)
Interest paid	(191,118)	(22,078)
Net Cash Used in Operating Activities	(879,508)	(893,747)

Cash Flows Used in Investing Activities:
Purchase of Technology & Medical Software	(55,000)
Net Cash Used in Investing Activities	(55,000)	-

Cash Flows From Financing Activities:
Payments on notes payable	(44,242)	(25,000)
Short term loans proceeds	409,106	900,500
Sale of common stock	484,000	-
Net Cash Provided by Financing Activities	848,864	875,500

Net Increase/(Decrease) in Cash	(85,644)	(18,247)

Cash at the Beginning of Period	86,644	52,615

Cash at End of Period	$1,000	$34,368

Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net Loss before dividend	$(2,185,198)	$(3,689,887)
Adjustments to Reconcile net income/(loss) to net cash
Used by operating activities
Stock issued for fees and services	545,308	1,261,393
Depreciation & Amortization	1,032,653	1,013,624
Relinquishment of debt	(91,511)	-
Loan accretion		321,292
Changes in:
Trade receivables	(334,780)	-
Prepaid Expenses	1,310	(2,606)
Accounts payable and accrued expenses	25,945	84,091
Accrued interest payable	127,765	179,966
Deferred income	(1,000)	(61,620)
Net Cash Used in Operating Activities	$(879,508)	$(893,747)

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2010.

2.           GOING CONCERN

From inception through June 30, 2010, the Company had been devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $43,503,000 and $41,132,000 at December 31, 2010 and at June 30, 2010, respectively.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

As of December 31, 2010, following warrants were outstanding:

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

5.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc. In addition, we have elected to capitalize all related development costs associated with completion of the site. The iMedicor product was launched in late October 2007 and we have begun to amortize its cost on a straight line basis over 60 months.  Amortization expenses were $514,694 for the three months ended December 31, 2010 and $1,029,391 for the six months ended December 31, 2010.

	12/31/2010	6/30/2010
Technology and medical software	$10,293,893	$10,238,892
Less: Accumulated Amortization	6,271,498	5,242,107
	$4,022,395	$4,996,785

6.           SHORT TERM NOTES PAYABLE

12/31/10
Convertible Debentures	$3,111,315
Notes Payable	239,106
Total	$3,350,421

7.           ISSUANCE OF PREFERRED AND STOCK IN EXCHANGE FOR DEBT

On December 31, 2010 the holders exchanged short and long-term debt in the aggregate amount of approximately $3,100,000 into 28 shares of Series “A” and 11 shares of Series “B” Preferred Stock of the Company and 24,918,128 shares of Common Stock of the Company to two holders of Notes issued by the Company.   Each share of Series “A” and “B” Preferred Stock represents a 1% ownership interest in the Company on a non-dilutive basis and is convertible into shares of the Company’s Common Stock after the 12 month anniversary of the issuance of such share.  Each share of Series “A” Preferred Stock carries a cumulative quarterly dividend of 2% of the original purchase price of the stock and each series “B” Preferred Stock also carries a cumulative quarterly dividend of 4.5% of the original purchase price for the first two quarters after the issuance of such share and a 2.5% cumulative quarterly dividend thereafter, payable in the Company’s Common Stock or cash, at the Company’s option. Each share of Series “A” and Series “B” preferred stock has shall be entitled to notice of any stockholders' meeting and to vote upon matters submitted to shareholders for a vote, in the same manner and with the same effect as the holders of shares of Common Stock, voting together with the holders of Common Stock as a single class to the extent permitted by law.  Holders of Series B Preferred Stock shall have that number of votes equal to the number of shares of Common Stock into which such Series B Preferred Stock is convertible.  Neither the Series “A” or Series “B” Prefered Stock is callable.

8.           FORGIVENESS OF ACCRUED INTEREST

As a part of the sale of Series “A” Preferred Stock to in exchange for debt, the Note holder forgave approximately $220,000 in interest accrued on the principal owed.

9.           REVENUE

The Company has booked revenue in the quarter ended December 31, 2010 of $260,000 based on a legacy contract which is still in force, however, the amount is being disputed by the customer and to date no funds have been received.  There can be no assurance that the full amount of the revenue booked will be received.

10.           SUBSEQUENT EVENTS

On February 1, 2011 the Company receive a signed subscription agreement from an accredited investor for an aggregate investment of $2,000,000 in exchange for 16 Series “B” preferred shares.  The amounts are payable in 2 tranches, with the first tranche due on or before February 22, 2011, with a five day grace period post the due date and the second tranche due on or before April 1, 2011.  Each share of Series “B” Preferred Stock represents a 1% ownership interest in the Company on a non-dilutive basis and is convertible into shares of the Company’s Common Stock after the 12 month anniversary of the issuance of such share.  Each share of Series “B” Preferred Stock also carries a cumulative quarterly dividend of 4.5% of the original purchase price for the first two quarters after the issuance of such share and a cumulative 2.5% quarterly dividend thereafter, payable in the Company’s Common Stock or cash, at the Company’s option.

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

iMedicor was initially launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200% .  In February of 2009 we re-launched iMedicor as version 2.0 with completely redesigned functionality and security.  During the redesign phase we focused less on increasing membership and more on working with a core group of physician members to address functionality within the site and make recommended changes for the launch of the 2.0 version.  Late this fiscal quarter the subscription model for iMedicor switched from a free service for all users to a $24.95 per month subscription service per physician user, with reduced rates for administrative staff within a physician’s office.  As part of the shift we offered all existing members as well as new members a sixty-day trial period at no cost.  The adoption rate from free service to paying was not what we had hoped at less than 10%, therefore we are currently revamping the cost structure of the portal, with a free layer available to all users with limited functionality.  We contemplate allowing up to a certain amount of data to be transferred for free on a monthly basis, and any member exceeding that layer will have to pay the monthly fee.  Additionally, we have development plans to expand out Electronic Medical Record interoperability capabilities within the Portal and any member wishing to use this feature would be required to pay the monthly fee.  We still expect to generate significant revenues through the growth of a paying membership base within the Portal, however our initial projections have been tempered to allow for the widespread adoption of EMR’s into physician practices, which is expected to begin to accelerate towards the end of this year as federal funds incentive dollars become available to early physician adopters of EMR’s.

Currently multiple partnerships give us direct access to a user-base of over 530,000 physicians in the United States.  If the company enrolls only 5% of this base as paying subscribers  into iMedicor, that would equal approximately $660,000 per month in top-line revenue, or more than three times our current monthly cash needs. As we build this paying customer base over time, the Company has begun to generate revenue through the delivery of drug information on Mugard™ being offered through ClearLobby.   We expect these revenues to accelerate significantly over the next 6 – 9 months as the full marketing effort for the drug is deployed and additional insurance companies approve the drug for reimbursement to their patients.  We have several new ClearLobby programs scheduled to launch designed around pharmaceutical marketing to physicians which we expect to generate significant revenue for the Company, however the exact timing of these launches is unknown at the moment.

We recently announced the enrollment of our first Independent Physician Association (IPA) into our subscription model. Indications through our marketing efforts point to wide spread adoption of our newly launched “National Healthcare Communications Network (NHCN)”.  We are seeing significant progress with this IPA, and they have begun to use the Portal to communicate with one of the large national health insurance carriers to transmit patient specific information, which opens a merger larger spectrum for usage of the Portal than we had first envisioned.

Our revenue has increased due largely to a legacy contract which is still in place, however we continue to be encouraged by the increase in revenue being generated by the new programs which have just come into effect and are generated directly from the efforts of the portal and Clearlobby, the portal’s pharmaceutical marketing adjunct.

As of December 31, 2010, we require approximately $180,000 per month to fund our operations.  This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however we do not have the funds available to increase our operations at this time.  As of the date of this filing the Company has reduced operations to a bare minimum to conserve what cash is available and costs have been further reduced from the $180,000 per month needed as of December 31, 2010.   In anticipation of the investment funds expected

We are currently seeking up to $5,000,000 in capital through a private placement of preferred stock, and have received a signed subscription agreement from and accredited investor for $2,000,000, payable in two tranches of $1,000,000 with the first tranche due on or before February 22, 2011, and the final tranche due on or before April 1, 2011.  While we are seeking this funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we are seeking.  The exact amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.

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

Results of Operations

Three months ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended December 31
	(unaudited)
	2010	2009
Net Sales and Revenues	$296,034	$65,832
Cost of Services	296	2,439
Gross Profit	295,738	63,143

Operational General and Administrative Expenses	298,001	416,810
Depreciation and amortization	516,537	510,187
Stock issued for fees and services	254,969	-
Total Expenses	1,069,507	926,997
Loss before other income (expense)	$(773,769)	$(863,854)

Revenues

The Company's revenues for the three months ended December 31, 2010 increased by 350% to $296,034 from $65,832 in the three months ended December 31, 2009.  The increase in revenue is due largely to a legacy contract still in force which requires a payment of approximately $260,000 in 2010.  The Company generated approximately $36,000 in revenue based on the Company’s new lines of business during this period, which is slightly down from the previous quarter.  While we had anticipated generating more revenue attributable to new lines of business in the quarter, delays in sales of Mugard by access Pharmaceuticals attributed to delays in Insurance Companies’ approvals for reimbursement to patients of the drug have delayed our ability to collect on the sales royalty due to iMedicor.

Cost of Services

Cost of services as a percentage of revenues was less than 1% for the quarter ended December 31, 2010 as compared to 3.7% for the quarter ended December 31, 2009.  The decrease is due to the reduced revenue sharing associated with our current revenue streams: however we expect the cost of goods to increase in the future as we retain outside sales and marketing representatives to generate new business for the Company on a commission basis.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the quarter ending December 31, 2010 decreased to $298,001 from $416,810, for the quarter ending December 31, 2009 or 29%.  This decrease reflects the Company’s continued effort to consolidate operations until such time that it can sustain growth through revenue generation.

Depreciation and Amortization

Depreciation and Amortization expenses increased 1% for the quarter ended December 31, 2010 to $516,537 from $510,187, for the quarter ending December 31, 2009, representing no material difference.

Loss from Operations

Income (loss) from operations for the quarter ended December 31, 2010 totaled ($773,769) compared to ($863,854) for the quarter ended December 31, 2009 or a decrease of 10%.  The decrease in loss from operations for the quarter ended December 31, 2010 was due to the Company’s election to slow operations and the legacy contract still in place for 2010, however was offset by the issuance of stock for fees in the quarter.

Results of Operations

Six months ended December 31, 2010 Compared to Six Months Ended December 31, 2009

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Six Months Ended December 31
	(unaudited)
	2010	2009
Net Sales and Revenues	$344,631	$131,414
Cost of Services	1,508	7,937
Gross Profit	343,123	123,447

Operational General and Administrative Expenses	732,090	1,015,011
Depreciation and amortization	1,032,473	1,013,624
Stock issued for fees and services	515,581	1,261,393
Total Expenses	2,280,144	3,290,028
Loss before other income (expense)	$(1,957,703)	$(3,166,551)

Revenues

The Company's revenues for the six months ended December 31, 2010 increased by 255% to $344,631 from $131,414 in the six months ended December 31, 2009.  The increase in revenue is due in part to a legacy contract still in force which requires a payment of approximately $260,000 in 2010, however the same contract accounted for $125,000 of revenue for the same period in 2009.  The Company generated approximately $85,000 in revenue based on the Company’s new lines of business during this period, which is a significant increase from the same period in 2009, when no revenue at all was generated from any new lines of business.

Cost of Services

Cost of services as a percentage of revenues was less than 1% for the six months ended December 31, 2010 as compared to approximately 8% for the six months ended December 31, 2009.  The decrease is due to the reduced revenue sharing associated with our current revenue streams: however we expect the cost of goods to increase in the future as we retain outside sales and marketing representatives to generate new business for the Company on a commission basis.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the six months ending December 31, 2010 decreased to $732,090, from $1,015,011 for the six months ending December 31, 2009 or 30%.  This decrease reflects the Company’s continued effort to consolidate operations until such time that it can sustain growth through revenue generation.

Depreciation and Amortization

Depreciation and Amortization expenses increased 2% for the six months ended December 31, 2010 to $1,032,653 from $1,013,624, for the six months ending December 31, 2009, representing no material difference.

Loss from Operations

Income (loss) from operations for the six months ended December 31, 2010 totaled ($1,957,703) compared to ($3,166,551) for the six months ended December 31, 2009 or a decrease of 38%.  The decrease in loss from operations for the six months ended December 31, 2010 was due to a combination of the Company’s election to significantly slow operations to conserve cash in 2010, and a reduction in shares issued for fees.

Liquidity and Capital Resources

Cash and cash equivalents were $1,000 at December 31, 2010 compared to $86,644 at June 30, 2010.

Net cash used by operating activities was $879,508 for the six months ended December 31, 2010 as compared to $893,747 for the six months ended December 31, 2009,  representing no material difference.

Net cash used by investing activities was $55,000 for the six months ended December 31, 2010 as compared to cash used by investing activities of $-0- for the six months ended December 31, 2009.  The difference is due to increased development of the iMedicor portal.

Net cash provided by financing activities was $848,864 for the six  months ended December 31, 2010 as compared to net cash used by financing activities of $895,500 for the six  months ended December 31, 2009, representing no material difference.

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

Off-Balance Sheet Arrangements

The Company does not have any off-Balance Sheet Arrangements that are likely to have a current or future affect on our financial condition, revenues, results of operations, liquidity, or future effect on capital expenditures.

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

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010, the period covered by this Form 10-Q.

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

(b)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three-months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2010 the Company sold, in a private placement made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), to certain accredited investors (the “Investors”) 28 shares of Series “A” Preferred Stock in the Company to accredited investors (the “Investors”), pursuant to the Modification Agreement with Sonoran Pacific Resources dated December 31, 2010.  The purchase price was $64,285.71 for one share of Series “A” Preferred Stock, or a total aggregate investment by the Investors of $1,800,000.

Each share of Series “A” Preferred Stock represents a 1% ownership interest in the Company on a non-dilutive basis and is convertible into shares of the Company’s common stock after the 12 month anniversary of the issuance of such share of Series “A” Preferred Stock.  Each share of Series “A” Preferred Stock also carries a cumulative quarterly dividend of 2% of the original purchase price payable in the Company’s Common Stock or cash, at the Company’s option.

On December 31, 2010 the Company sold, in a private placement made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), to an accredited investors (the “Investor”) 11 shares of Series “B” Preferred Stock of the Company and 24,918,128 shares of Common Stock of the Company in exchange for a Unsecured Promissory Note, dated June 30, 2008, issued by the Company to the investor with an aggregate value of $2,096,725.14 which includes the original principal amount of the Note and accrued Interest from the date of issuance of the Note.  The purchase price was $100,000 for one share of Series “B” Preferred Stock and $0.04 for one share of common stock.  The total reduction in debt to the company is $2,096,725.14

Each share of Series “B” Preferred Stock represents a 1% ownership interest in the Company on a non-dilutive basis and is convertible into shares of the Company’s Common Stock after the 12 month anniversary of the issuance of such share of Series “B” Preferred Stock.  Each share of Series “B” Preferred Stock also carries a cumulative quarterly dividend of 4.5% of the original purchase price for the first two quarters after the issuance of such share and a cumulative 2.5% quarterly dividend thereafter, payable in the Company’s Common Stock or cash, at the Company’s option.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

4.1	Secured Convertible Promissory Note of the Company dated April 18, 2009*

4.2	Modification Agreement dated December 31, 2010**

4.3	Secured Convertible Promissory Note dated December 31, 2010**

4.4	Series “A” Preferred Stock Description**

4.5	Series "B" Preferred Stock Subscription Agreement**

4.6	Series “B” Preferred Stock Description**

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

*           Incorporated by reference to the Company’s 8-K filing dated May 5, 2009
**       Incorporated by reference to the Company’s 8-K filing dated January 18, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMedicor, Inc. (Registrant)

Date: February 22, 2011	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2011	By:	/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer (Principal Accounting Officer)