Form 10-Q
period 2011-03-31
iMedicor
filed 2011-05-23
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

There were 310,744,847 outstanding shares of the issuer’s  Common Stock, $0.001 par value, on May 23, 2011.

IMEDICOR, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2011

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31, 2011	June 30, 2010
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,000	$86,644
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2011 and June 30, 2010, respectively	436,280	10,000
Prepaid Expenses	12,274	6,001
Total Current Assets	449,554	102,645
Property and equipment, net		8,291
Other Assets
Technology and Medical Software, net	3,507,700	4,996,785
	-	4,996,785
Total Assets	$3,964,124	$5,107,721
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable –– banks	$-	$59,181
Short-term notes payable	3,793,358	5,487,120
Accounts payable and accrued expenses	1,846,881	1,791,671
Deferred income	52,000	60,000
Total Current Liabilities	5,692,239	7,397,972
Other long-term liabilities
Long-term notes payable	-	1,271,661
Total Liabilities	5,962,239	8,669,663
Stockholders’ Equity (Deficit)
Preferred stock , par value $.001, authorized 200,000,000 shares. Issued and outstanding -28- shares of Series "A" and -11- shares of Series "B" as of March 31, 2011, and -0- shares as of June 30, 2010.	-	-
Common stock, par value $.001 per share, authorized 600,000,000 shares. Issued and outstanding: 310,744,847 and 229,082,187 shares at March 31, 2011 and June 30 2010, respectively	310,745	229,082
Additional Paid in Capital	42,913,455	37,849,158
Less: Treasury stock, 368,407 shares at both March 31, 2011 and June 30, 2010	(508,195)	(508,195)
Accumulated deficit	(44,444,120)	(41,131,957)
Total Stockholders’ Equity (Deficit)	(1,728,115)	(3,561,912)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,964,124	$5,107,721

See notes to financial statements.

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)

Revenues:	$136,478	$5,372
Cost of Services	2,482	1,325
Gross Profit	133,996	4,047

Expenses:
Consulting, commissions and travel	-	16,428
Operational fees and expenses	146,926	263,050
Professional fees	46,597	31,850
Payroll and related taxes	245,962	230,201
Depreciation and amortization	512,853	508,413
Production, advertising, brochures and public relations	38,274	39,508
Total Expenses	990,612	1,089,440
Loss before other income/(expenses)	(856,616)	(1,085,393)

Other Income/(Expenses):
Common shares returned to treasury	-	650,000
Extinguishment of debt	-	270,000
Redemption fee	-	(7,500)
Interest expense	(84,052)	(114,510)
Total Other Income/(Expenses)	(84,052)	797,990)

Net loss available to common stockholders	$(940,668)	$(287,403)

Net loss per share, basis and diluted	$(0.00)	$(0.00)

Weighted average number of shares, basic and diluted	310,774,827	138,785,317

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC.  AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine	For the nine
	months ended	months ended
	March 31, 2011	March 31, 2010
	(unaudited)	(unaudited)

Revenues:	$481,109	$136,786
Cost of Services	3,990	9,262
Gross Profit	477,119	127,524

Expenses:
Stock Issued for Fees and Services	545,309	611,393
Consulting, commissions and travel	114,401	38,615
Operational fees and expenses	392,530	608,176
Professional fees	57,492	129,265
Payroll and related taxes	573,501	685,921
Depreciation and amortization	1,545,506	1,521,277
Production, advertising, brochures and public relations	62,699	125,716
Total Expenses	3,291,438	3,572,144
Loss before other income/(expenses)	(2,814,319)	(3,592,839)

Other Income/(Expenses):

Extinguishment of debt		270,000
Extinguishment of Accrued Expenses	91,511	-
Redemption fee	-	(328,792)
Interest expense	(403,355)	(325,659)
Total Other Income/(Expenses)	(311,844)	(384,451)

Net loss available to common stockholders	$(3,312,163)	$(3,977,290)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares, basic and diluted	304,659,743	130,118,307

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	March 31, 2011	March 31, 2010
	unaudited	unaudited
Cash Flows From Operating Activities:
Receipts from customers	$46,829	$75,166
Payments to suppliers, salaries	(1,064,165)	(1,363,892)
Interest paid	(196,424)	(47,386)
Net Cash Used in Operating Activities	(1,213,760)	(1,336,112)

Cash Flows Used in Investing Activities:
Purchase of Technology & Medical Software	(55,000)	(180,000)
Net Cash Used in Investing Activities	(55,000)	(180,000)

Cash Flows From Financing Activities:
Payments on bank loan	(59,181)	(14,087
Payments on notes payable	(15,000)	(25,000)
Short term loans proceeds	773,297	1,509,328
Sale of common stock	484,000	-
Net Cash Provided by Financing Activities	1,183,116	1,470,241

Net Increase/(Decrease) in Cash	(85,644)	(45,871)

Cash at the Beginning of Period	86,644	52,615

Cash at End of Period	$1,000	$6,744

Reconciliation of Net Loss to Net Cash: Used by Operating Activities
Net Loss	$(3,126,163)	$(3,977,290)
Adjustments to reconcile net income/(loss) to net cash
Used by operating activities
Depreciation & Amortization	1,545,506	1,521,277
Shares issued in exchange for services	545,309	611,393
Other income – Extinguishment of debt	(91,511)	(270,000
Loan accretion	-	328,792
Changes in:
Trade Receivables	(426,280)
Advance	(6,723)
Accounts payable and accrued expenses	146,721	236,776
Accrued interest	206,931	274,560
Deferred income	(8,000)	(61,620
Net Cash Used by Operating Activities	(1,213,760)	(1,336,112)

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2010.

2.           GOING CONCERN

From inception through June 30, 2010, the Company had been devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $44,444,000 and $41,132,000 at March 31, 2011 and at June 30, 2010, respectively.  The Company’s activities have been primarily financed through convertible debentures and private placements of equity.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. No formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

As of March 31, 2011, following warrants were outstanding:

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

5.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc. In addition, we have elected to capitalize all related development costs associated with completion of the site. The iMedicor product was launched in late October 2007 and we have begun to amortize its cost on a straight line basis over 60 months.  Amortization expenses were $514,694 for the three months ended March 31, 2011 and $1,029,391 for the six months ended March 31, 2011.

	03/31/2011	6/30/2010
Technology and medical software	$10,293,893	$10,238,892
Less: Accumulated Amortization	6,786,193	5,242,107
	$3,507,700	$4,996,785

6.           SHORT TERM NOTES PAYABLE

03/31/2011
Convertible Debentures	$3,172,803
Notes Payable	622,555
Total	$3,795,358

7.           ISSUANCE OF PREFERRED AND STOCK IN EXCHANGE FOR DEBT

On December 31, 2010 the holders exchanged short and long-term debt in the aggregate amount of approximately $3,100,000 into 28 shares of Series “A” and 11 shares of Series “B” Preferred Stock of the Company and 24,918,128 shares of Common Stock of the Company to two holders of Notes issued by the Company.   Each share of Series “A” and “B” Preferred Stock represents a 1% ownership interest in the Company on a non-dilutive basis and is convertible into shares of the Company’s Common Stock after the 12 month anniversary of the issuance of such share.  Each share of Series “A” Preferred Stock carries a cumulative quarterly dividend of 2% of the original purchase price of the stock and each series “B” Preferred Stock also carries a cumulative quarterly dividend of 4.5% of the original purchase price for the first two quarters after the issuance of such share and a 2.5% cumulative quarterly dividend thereafter, payable in the Company’s Common Stock or cash, at the Company’s option. Each share of Series “A” and Series “B” preferred stock has shall be entitled to notice of any stockholders' meeting and to vote upon matters submitted to shareholders for a vote, in the same manner and with the same effect as the holders of shares of Common Stock, voting together with the holders of Common Stock as a single class to the extent permitted by law.  Holders of Series B Preferred Stock shall have that number of votes equal to the number of shares of Common Stock into which such Series B Preferred Stock is convertible.  Neither the Series “A” or Series “B” Preferred Stock is callable.

8.           FORGIVENESS OF ACCRUED INTEREST

As a part of the sale of shares of Series “A” Preferred Stock to in exchange for debt, the Note holder forgave approximately $220,000 in interest accrued on the principal owed.

9.           REVENUE

The Company booked revenue for the nine months ended March 31, 2011 in the amount of $325,000 based on a legacy contract which is still in force; however, the amount is being disputed by the customer and to date no funds have been received by the Company.  The Company has turned the negotiation of the debt over to legal counsel, and discussions are ongoing to resolve the dispute.  There can be no assurance that the full amount of the revenue booked will be received.

The Company has additionally booked revenue for the nine months ended March 31, 2011 in the amount of $66,280 based on a contractual arrangement with Access Pharmaceuticals, Inc.  Access Pharmaceuticals has refused to pay the amount in question.  The Company has initiated a lawsuit to recover the unpaid monies.

10.         LEGAL PROCEDINGS

On March 28, 2011 Company filed a summons and complaint in the Supreme Court of the State of New York, County of Rockland, in a lawsuit against Access Pharmaceuticals, Inc. for breach of contract, requesting that iMedicor be awarded damages (i) in the amount of $68,000 on its first cause of action and (ii) in an amount to be determined of between $15,000,000 and $60,000,000 on its second cause of action.

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

The iMedicor Portal was initially launched in October of 2007.  In February of 2009 we launched version 2.0 of the Portal with completely redesigned functionality and security.  During the redesign phase we focused less on increasing membership and more on working with a core group of physician members to address functionality within the site and make recommended changes for the launch of the 2.0 version. Last fiscal quarter the subscription model for iMedicor switched from a free service for all users to a $24.95 per month subscription service per physician user, with reduced rates for administrative staff within a physician’s office.  As part of the shift we offered all existing members as well as new members, a sixty-day trial period at no cost.  The percentage of users who agreed to convert from our free service to paying was not what we had hoped at less than 10%.  Therefore, we are currently revamping the cost structure of the portal, to provide a limited amount of free service to all users and no expiration of free accounts.  We contemplate allowing up to a certain amount of data to be transferred for free on a monthly basis, and any member exceeding that amount of data will have to pay the monthly fee.  Additionally, we have development plans to expand our Electronic Medical Record (“EMR”) interoperability capabilities within the Portal and any member wishing to use this feature would be required to pay the monthly fee.  We still expect to generate significant revenues through the growth of a paying membership base using the Portal; however our initial projections have been tempered to allow for the widespread adoption of EMR’s into physician practices, which is expected to begin to accelerate towards the end of this year as federal funds incentive dollars become available to early physician adopters of EMR’s.

Currently multiple partnerships give us direct access to a user-base of approximately 530,000 physicians in the United States.  If the company enrolls only 5% of this base as paying subscribers  into iMedicor, that would equal approximately $660,000 per month in top-line revenue, or more than three times our current monthly cash needs. As we build this paying customer base over time, the Company has also initiated a new line of revenue generating business in conjunction with the State of New Jersey HITEC, a Regional Extension Center of the Health Information Technology for Economic and Clinical Health Act, or the "HITECH Act" .  Among other things, the HITECH Act provides federal incentive dollars to physicians adopting EMR systems prior to the federally mandated 2014 deadline. The Company is acting as a health IT consultant and collaborate with NJ-HITEC in its efforts to promote meaningful use of Electronic Health Records among New Jersey-based providers.  We expect this line of revenue to grow significantly over the next several fiscal quarters, and are already in discussions with other states to provide the same service.

We recently announced the enrollment of our first Independent Physician Association (IPA) into iMedicor. Indications through our marketing efforts point to wide spread adoption of our newly launched “National Healthcare Communications Network (NHCN)”.  We are seeing significant progress with this IPA, and they have begun to use the Portal to communicate with one of the large national health insurance carriers to transmit patient specific information, which opens a much larger spectrum for usage of the Portal than we had first envisioned.

Our revenue has increased due largely to a legacy contract which is still in place, however we continue to be encouraged by the increase in revenue being generated by the new programs which have just come into effect including the NJ-HITEC Program.

As of March 31, 2011, we require approximately $180,000 per month to fund our operations.  This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however we have not have the funds available to increase our operations to date.  As of the date of this report the Company has reduced operations to a bare minimum to conserve what cash is available and costs have been further reduced from the $180,000 per month needed as of March 31, 2011.

We are currently seeking up to $4,000,000 in capital through a private placement of preferred stock, and have received a signed subscription agreement from an accredited investor for $2,000,000, payable in two tranches of $1,000,000 with the first tranche  due on or before February 22, 2011, and the final tranche was due on or before April 1, 2011.  As of the date of this report no funds have been received in association with the above subscription agreement, and we have been reliant on one of the Company’s major investors to fund critical operational costs, however not all costs have been able to be met.  For example, during the fiscal quarter ended march 31, 2011 the Company has only been able to meet approximately 35% of its payroll obligations to its staff.  While we are seeking this funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we are seeking.  The exact amount of funds raised and revenue generated, if any, will determine how aggressively we can grow, if at all, and what additional projects we will be able to undertake.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended March 31, 2011,, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three months ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31
	(unaudited)
	2011	2010
Net Sales and Revenues	$136,478	$5,372
Cost of Services	2,482	1,325
Gross Profit	133,996	4,047

Operational General and Administrative Expenses	477,759	581,027
Depreciation and amortization	512,853	508,413
Total Expenses	960,612	1,089,440
Loss before other income (expense)	$(856,616)	$(1,085,393)

Revenues

The Company's revenues for the three months ended March 31, 2011 increased to $136,478 from $5,372 for the three months ended March 31, 2010.  Approximately half of the increase in revenue is due to a legacy contract still in force which requires a payment of approximately $260,000 in 2011, which is amortized equally over 4 quarters, of which $65,000 was billed in the quarter ended March 31, 2011.  The Company generated approximately $60,000 in revenue based on the Company’s new lines of business during this period.  While we had anticipated generating more revenue attributable to new lines of business for the quarter, delays in sales of Mugard by Access Pharmaceuticals and the deterioration of the Company’s relationship with Access, which culminated in the Company filing a lawsuit against Access for breach of contract at the end of the quarter contributed significantly to the Company not meeting its revenue estimates (see footnote 10 of the Notes to Condensed Cosolidated Financials elsewhere in the report on Form 10Q).

Cost of Services

Cost of services as a percentage of revenues was less than 1% for the quarter ended March 31, 2011 as compared to 24.7% for the quarter ended March 31, 2010,  however  it should be noted that the revenues being generated now are based on different lines of business and therefore the costs associated are not as high .

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the quarter ending March 31, 2011 decreased to $477,756 from $581,027, for the quarter ending March 31, 2010 or 17.7%.  This decrease reflects the Company’s continued effort to consolidate operations until such time that it can sustain growth through revenue generation or a significant infusion of investment capital.

Depreciation and Amortization

Depreciation and Amortization expenses increased less than 1% for the quarter ended March 31, 2011 to $512,853 from $508,403 for the quarter ending March 31, 2010, representing no material difference.

Loss from Operations

Income (loss) from operations for the quarter ended March 31, 2011 totaled ($856,616) compared to ($1,085,393) for the quarter ended March 31, 2010, or a decrease of 10%.  The decrease in loss from operations for the quarter ended March 31, 2011 was due to the Company’s election to slow operations and the legacy contract still in place for 2010.

Results of Operations

Nine months ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

	Nine Months Ended March 31
	(unaudited)
	2011	2010
Net Sales and Revenues	$481,109	$136,786
Cost of Services	3,990	9,262
Gross Profit	477,119	127,524

Operational General and Administrative Expenses	1,200,623	1,587,693
Depreciation and amortization	1,545,506	1,521,277
Stock issued for fees and services	545,309	611,393
Total Expenses	3,291,438	3,720,363
Loss before other income (expense)	$(2,814,319)	$(3,592,839)

Revenues

The Company's revenues for the nine months ended March 31, 2011 increased to $481,109 from $136,786 for the nine months ended March 31, 2010.  The increase in revenue is due largely to a legacy contract still in force with billing of approximately $325,000 for the first three quarters of this fiscal year, however the Company generated approximately $140,000 in revenue based on the Company’s new lines of business during this period, which is a significant increase from the same period in 2010, when no revenue at all was generated from any new lines of business.

Cost of Services

Cost of services as a percentage of revenues was less than 1% for the nine months ended March 31, 2011 as compared to approximately 8% for the nine months ended March 31, 2010, however it should be noted that the revenue being generated now is based on different lines of business and therefore the costs associated are not as high.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the nine months ending March 31, 2011 decreased to $1,200,623, from $1,587,693 for the nine months ending March 31, 2010 or 24.4%.  This decrease reflects the Company’s continued effort to consolidate operations until such time that it can sustain growth through revenue generation or a significant infusion of investment capital.

Depreciation and Amortization

Depreciation and Amortization expenses increased 1.6% for the nine months ended March 31, 2011 to $1,545,506 from $1,521,277, for the nine months ending March 31, 2010, representing no material difference.

Loss from Operations

Income (loss) from operations for the nine months ended March 31, 2011 totaled ($2,814,319) compared to ($3,592,839) for the nine months ended March 31, 2010 or a decrease of 21.7%.  The decrease in loss from operations for the nine months ended March 31, 2011 was due to the Company’s election to significantly slow operations to conserve cash in 2010 and an increase in revenue due to both a legacy contract still in force and the beginning of revenue generation from new lines of business.

Liquidity and Capital Resources

Cash and cash equivalents were $1,000 at March 31, 2011 compared to $86,644 at June 30, 2010.

Net cash used by operating activities was $1,213,760 for the nine months ended March 31, 2011 compared to $1,336,112 for the nine months ended March 31, 2010, representing a 9.2% reduction which is attributable to the Company’s election to slow down operations and cut costs wherever possible.

Net cash used by investing activities was $55,000 for the nine months ended March 31, 2011 compared to cash used by investing activities of $180,000 for the nine months ended March 31, 2010.  The difference is due to decreased development of the iMedicor portal.

Net cash provided by financing activities decreased  by 19.5% to $1,183,186 for the nine  months ended March 31, 2011 as compared to net cash used by financing activities of $1,470,241 for the nine months ended March 31, 2010.  The decrease is attributable to the increased difficulty the Company has encountered in raising investment capital.

Due to our serious cash position and a lack of adequate sales revenue as the iMedicor Portal and the Company’s other lines of business are just beginning to generate sales the Company has continued to reduce costs where possible, including eliminating non-essential staff positions and eliminating non-essential operating costs as well as reducing salaries of current employees.

The Company continues to operate at a loss and is projected to do so until the third or fourth quarter of this fiscal year.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to provide funds needed to  increase its current level of operations.

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

Our management (with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011, the period covered by this Form 10-Q.

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

(b)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three-months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

4.1	Secured Convertible Promissory Note of the Company dated April 18, 2009*

4.2	Modification Agreement dated March 31, 2011**

4.3	Secured Convertible Promissory Note dated March 31, 2011**

4.4	Series “A” Preferred Stock Description**

4.5	Series "B" Preferred Stock Subscription Agreement**

4.6	Series “B” Preferred Stock Description**

4.7

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

*           Incorporated by reference to the Company’s 8-K filing dated May 5, 2009
**       Incorporated by reference to the Company’s 8-K filing dated January 18, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMedicor, Inc. (Registrant)

Date: May 23, 2011	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2011	By:	/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer (Principal Accounting Officer)