Form 10-K
period 2011-06-30
iMedicor
filed 2012-02-23
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended June 30, 2011

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

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares outstanding of the Registrant's common stock as of February 23, 2012:  332,376,993

DOCUMENTS INCORPORATED BY REFERENCE

None

IMEDICOR, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2011

		Page
Part I

Item 1.	Business	3
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties
Item 3.	Legal Proceedings

Part II	Other Information

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equities Securities	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Matters

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	47
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions, and Director Independence	50
Item 14.	Principal Accountant Fees and Services	50

PART IV

Item 15.	Exhibits, Financial Statement Schedules	51

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

PART I

Item 1.  Business

OVERVIEW

The nation's healthcare system is continuing to undergo a transformation in an effort to improve quality, safety and efficiency of care.  The adoption of Electronic Health Records (EHR’s) and Health Information Exchanges (HIE’s) by health workers has now been mandated by the federal government, with the expectation that all physicians and other healthcare providers will have made the move to using EHR’s by 2014.  iMedicor, Inc. (the “Company”) has built a portal-based, virtual work and learning environment  for the healthcare and related industries (the “Portal”), to address the rapid and now mandated shift to a national HER/HIE mandate.  We view the Portal as a Social HIE, incorporating both the ability to exchange health information online in a HIPAA compliant fashion as well as the ability for physicians and other health care workers to communicate beyond just exchanging patient information, much like a social professional network like Linked-In. The Portal’s focus is threefold: Offer a virtual collaboration environment which allows physicians and other healthcare providers to collaborate, communicate and exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations; create a social networking environment for physicians and other healthcare workers in which they can communicate and collaborate beyond the direct patient care and information needs, and; through ClearLobby, our web-based portal adjunct, provide for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.   The Portal allows for physicians to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.   Our solution –

▪	Provides services that are comprehensive and end-to-end.
▪	Represents ease of integration into an industry that has been limited in its ability to use internet technology due to federal privacy restraints.
▪	Has minimal impact in day to day workflow during implementation.
▪	Is portal-based and requires little or no capital investment for equipment or infrastructure.
▪	Supports interactive real-time collaboration.
▪	Is flexible, configurable and interoperable.
▪	Includes peripheral or adjunct productivity tools, services and support.
▪	Is highly mobile and affordable for medical practices of any size.
▪	Is convenient and extendable throughout organizations (Electronic Medical Records.( EMR) systemss, Hospitals, HMOs Etc).
▪	Can be customized to align with current communication, learning and healthcare business needs.

iMedicor began developing its HIPAA compliant network over 4 years ago.  It has been in active use by physicians for approximately 3 years.  iMedicor developed its Network to include “interoperability” or the ability to securely transport and exchange, electronically, all forms of medical documentation between the vast array of disparate healthcare systems.  One of the key components of the Federal “Meaningful Use” guidelines to be eligible for stimulus funds is interoperability. iMedicor has solved that problem with its HIPAA compliant, interoperable communications network, now referred to as iMedicor’s SocialHIE.

OUR TECHNOLOGY-BASED SOLUTIONS

Our Portal is designed to place mission-critical tools and features in the hands of physicians and their staff.  The Portal allows medical practices to reduce cost and increase healthcare to patients through upgraded, HIPAA-compliant modern communication technology.  iMedicor provides a HIPAA-compliant transport network that moves electronic on-line records and images.  It allows for peer collaboration, expansion of the physicians referral network, the ability to create communities and to access educational resources in various formats for various purposes. Educational content is available as certified continuing medical education (CME), non-certified telemedicine and product-specific resources.

The iMedicor portal offers hospital systems, State Health Information Exchanges (HIEs), Independent (Physician) Practice Associations (IPAs), and Regional Health Information Organizations (RHIOs) the extensive functionality needed to demonstrate “Meaningful Use” as defined by the US Department of Health and Human Services Office of the National Coordinator (ONC).  The Portal provides and immediate, low-cost solution for the US government’s mandate for an interoperable health information infrastructure that allows healthcare providers to become interconnected.

iMedicor employs a proprietary technology that allows for the exportation of documents and images from any EMR system, thus addressing the issue of Interoperability.  iMedicor also facilitates the exchange CCD’s  (Continuity of Care Documents) and will include CCR’s (Continutity of Care Records) soon:   which have become the standard for Interoperability between EMR files between users. As a use-case-scenario, specialists have the ability to send a CCR / CCD from their EMR to a patient’s primary care physician instantaneously so that both physicians can immediately have available the most up-to-date records for the patient, and can collaborate on the patients care in a more efficient manner.

Recently iMedicor incorporated a National Health Information Network (NHIN) Direct Project Solution within iMedicor’s HIPAA-compliant Social Health Information Exchange (SocialHIE) Platform and will now act as a secure Health Information Service (HISP) Provider. As a result, hospitals, health information exchanges, physicians and other healthcare professionals who are members of iMedicor’s SocialHIE will be able to not only send and receive secure messages within iMedicor’s social networking architecture, but also to communicate in a secure environment with other physicians and professionals outside the network.  The NHIN Direct Project Solution assures that all point-to-point transactions of health information will adhere to the highest standards and specifications required by The Office of the National Coordinator for Health Information Technology (ONC). Now, with its advanced NHIN Direct service added to the core services of iMedicor’s SocialHIE, any hospital, health information exchange or health organization can access the industry’s first secure, social network coupled with a health information exchange that is low cost and quick to deploy, while addressing 100% of the ONC Meaningful Use requirements for interoperability between disparate electronic health record (EHR) systems. A significant advancement, due to the inclusion of the NHIN Direct Solution will be the iMedicor’s SocialHIE’s ability to transport and communicate patient specific data inside our HIPAA compliant network, but NHIN Direct allows for the transport and communication of patient specific data outside of the iMedicor network within a secure enviorment, as well.

iMedicor's objective is to provide a market leading secure, HIPAA-compliant solution for interoperable medical information exchange, coupled with a professional network, to physicians, healthcare providers and patients. Using iMedicor’s Portal, health information can be exchanged across disparate Electronic Health Record (EHR) systems to communicate with physicians, collaborate, make referrals and enhance communication with patients.  With the addition of iMedicor’s EMR and network partners, we believe that iMedicor’s unique package of solutions does not exist anywhere else.

With the Obama administration’s healthcare regulations (initiated in the second term of the Bush Administration, funded under the Obama Administration) to transform all healthcare records to digital format by 2014, the need for an on-line transport system has become acute.  The Company believes that:

•	iMedicor allows healthcare professionals to transport digital records in an electronic, HIPAA-compliant environment both within and outside of the iMedicor portal.

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

The Company sees the following opportunities for revenue that it is beginning to capitalize on or will begin to capitalize on in the near future :

1.	Collaboration with the Company’s EMR / HIS strategic alliance partners

The Company has executed agreements with its strategic alliance partners to market and deliver its SocialHIE as a Total Solution Service (a fully integrated secure communication platform featured within a variety of accredited EHR / HISP service at a competitive price) integrated into iMedicor’s HIE and social community network for doctors.  iMedicor, as the prime contractor, or primary communication service, creates revenue sharing opportunities derived from participating healthcare provider and patient portals, Electronic Health Record (EHR) systems, and electronic data interchange solutions.  iMedicor will combine its community-based, secure messaging platform with its strategic alliance partners’ technologies to offer a suite of functions that complies with the US federally mandated inter-operability requirements for the adoption of EHRs, and ensures that participating physicians are eligible for American Recovery and Reinvestment Act (ARRA) “stimulus” funding.

2.	White labeling the portal for use by other companies for their members

We currently have several pilot programs in place with ancillary healthcare companies such as regional medical malpractice liability insurance providers that a beginning to use white labeled versions of the iMedicor portal to communicate directly with their network members for a fee.  These white-labeled “sub-networks’ are part of the larger iMedicor network as well, however the current model allows for the administrators to communicate directly with their membership and to control certain portions of the data regarding their members.  Based on the initial success of the pilots we expect to roll this initiative out nationally and to share in the fees charged by the network owners.

3.	iMedicor’s “ClearLobby”

ClearLobby is a pharmaceutical marketing platform and content delivery system.  It allows physicians to receive disease management and medication adherence alerts and electronically communicate directly with their pharmaceutical representatives.  It also has the ability to place important drug marketing information in front of physicians in a more effective method than traditional pharmaceutical industry direct marketing methods. Within ClearLobby, physicians gain control of the relationship between their medical practice and a pharmaceutical representative.  A physician can also order samples, make specific appointments with pharmaceutical representatives and directly contact a Medical Science Liaison (MSL) for in-depth information concerning a drug, including off-label usage instructions not available through a pharmaceutical representative.  Development of ClearLobby is complete, however due to lack of resources available to market and administrate the ClearLobby platform, the current roll-out is on hold.

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

RECENT DEVELOPMENTS

Based on recent development throughout the Healthcare Community, beginning in June of 2011 when incentive funds began to be released from the ONC (Office of the national coordinator) and new communications standards from the NHIN Direct, NHIN Connect Gateways, esMD and HIH in support of CMS (Center of Medicaid and Medicare Services) iMedicor has positioned itself to focus on its core competency of secure communication. In addition, ancillary features, created to enhance user participation or increase revenue have now been added and explained as follows:

iMedicor is a Health Care Professional Network that maximizes provider efficiency and delivery of cost-effective care, while permitting secure HIPAA transactions to and between all parts of the health care industry.   Whether the network is used by a Provider, Payer, ACO, MSO, PPO or Clearinghouse, iMedicor’s unique design and patented components create a low-cost, high return network that positions users for the future of health care.

Because of its forward-looking design, iMedicor can offer its strategic partners solutions that address network  and secure communication issues BEFORE they become costly operational problems.

iMedicor provides a health information exchange (HIE) specifically designed to address the growing demand for interoperability between the large varieties of electronic health record (EHR) systems. iMedicor’s SocialHIE provides secure communication inside a HIPAA-compliant closed network, and, as of January, 2012 integrates the “Direct” project solution to allow for secure communication outside the core iMedicor network as well.  [The “Direct” project solution is the new standard adopted by the federal Office of the National Coordinator (ONC) to standardize communication between healthcare providers, facilities and other entities in the health care industry.]   iMedicor proposes to offer the ability to co-brand its SocialHIE so that strategic network partners can offer its own network one of the most advanced health care communication tools available today.

The five areas of interaction available between potential partners and iMedicor are:

A.	Secure Communication
B.	Interoperability for Healthcare Providers
C.	Patient Portal
D.	Continuing Medical Education (CME) Programs and Staff Development Education
E.	Ancillary Revenue Opportunities

A.	SECURE COMMUNICATION

IMedicor’s SocialHIE is the first information exchange platform to offer NHIN Direct secure messaging services within a social/professional networking architecture. It is a flexible communication and health information transport system that features interoperability between disparate EHR, HIE and HIS systems, PPOs, MCOs, Payors and Clearinghouses.

The communications features can easily be adopted for use by its network partners to establish a secure communication link between healthcare providers, healthcare facilities and patients.  This communications network can provide:

•	Secure communication between all healthcare stakeholders including patients
•	Reduce communication cost while increasing the quality of the encounter
•	Replace direct mail, e-mail blasts and faxing to communicate with its user base
•	Increase the business/service opportunities to its clients, at all levels by using modern communication methods linked to secure messaging with attachments.
•	Deliver a wide variety of communications options inside or outside our HIPAA compliant network
•	Become a leader in providing interoperable communication to its partners healthcare providers in support of the ONC’s Meaningful Use Regulations.
•	Reduce communication and marketing costs while increasing and providing additional and valuable communication options to its members

B.	INTEROPERABILITY

iMedicor’s SocialHIE provides a unique tool within today’s HIPAA-compliant environment that enhances the use of EHR’s at all levels of the healthcare spectrum.  In a word that tool is “interoperability.”  With almost 400 EHR systems currently in the market, it is becoming increasingly common for a practitioner to find that despite a significant fiscal and operational investment in an electronic health system, that practitioner is unable to use the EHR to satisfy one of the most basic clinical care management functions:  communicating with another provider.  Why?  Because most EHR’s are designed and built to be functional only for those providers using that particular EHR.   If another practitioner (or hospital system or ancillary service) has a different EHR, communication reverts back to paper.

 iMedicor has solved this problem with the original design of its original SocialHIE.  Recently, iMedicor has integrated the federal government’s “Direct” technology and placed it into its network.  By integrating the iMedicor SocialHIE platform into the service set provided by any of its partners, providers will have a cutting-edge tool for making intra-provider communication a communication function of the future.

Most EHR’s have a semi-qualified secure system, mostly designed for those practices within their own network. The real challenge of efficiently transitioning to EHRs is the ability to transmit medical data outside an established EHR network. For example, a hospital may have one of the Hospital Information System (HIS) that serves as a transport and communication network to its referral network of medical practices. Our EHR and / or HIE healthcare partner community can reap the direct benefits of iMedicor’s SocialHIE, which include:

• The best combination of low-cost and easy-to-use technology offering an interoperable health information infrastructure that allows for all providers to become interconnected - a primary requirement of Meaningful Use certification and one of the last steps in qualifying for federal incentive funds.

• A HIPAA-compliant platform offering the speed and efficiency of the internet to transmit, transport and communicate patient-specific information including records, files, images or any other attachments to its secure messaging system – all structured within the NHIN Direct Solution.

• Opportunity to leverage the many advantages that consumer-based social networks offer in terms of growth and rapid adoption:

•	Creating a private communications network
•	Emulating real-time day-to-day clinical workflow
•	Sending and receiving referrals electronically
•	Access to other communities, work groups and referral groups within iMedicor’s SocialHIE platform
•	Extensive peer-reviewed catalogue of programs for CME credits from some of the top medical schools, societies and facilities in the country.
•	Staff development program.
•	Viral growth, which represents an opportunity for XYZ by attracting new healthcare providers, facilities and insured’s
•	The iMedicor secure SocialHIE represents a multi-level marketing opportunity to expose its partners to a wider range of healthcare providers, hospitals and the ancillary healthcare community
•	Assist XYZ to establish a strong ownership position on the provider/staff desk top

Simply put, iMedicor can:

•	Provide secure communication to the entire XYZ network
•	Reduce marketing expense, increase marketing frequency and increase open rates of the marketing message
•
Provide the interoperable solution required for XYZ providers to become Meaningful Use Compliant and, in most cases qualify for Meaningful Use Incentive funds which would be between $44k and $63K per provider (see below)

•	Offer XYZ a co-branded network tool

Optional programs and services developed by iMedicor and its strategic partners can be customized for a medical practice, hospital, IPA, PPO, MCO or any other healthcare provider to suit the needs of its members:

•
To encourage providers to adopt-and use- EHR’s, the federal government has made available a financial incentive for providers who achieve “meaningful use” (MU) of EHR’s.  The MU regulations provide for first year funding of up to $18K per provider, with a total $44K to $64K balance to be spread over four additional years.  One of the prime directives of qualifying for MU compliance and receiving the attestation number, which release incentive funds, is interoperability. This means that every medical practice must demonstrate the ability to send and receive medical records, e-prescriptions and other patient specific information electronically over a 90 day period to qualify for funding approval, once the basic qualification are met.  iMedicor’s Social HIE provides that interoperability, and can therefore help the providers to obtain those federal dollars.

•
Recently the Center for Medicare and Medicaid Services (CMS) created a new technology standard and certification called esMD (Electronic Submission of Medical Data) and HIH (Health Information Handlers) that will govern how providers respond to CMS inquiries, audits and other communications electronically.  There will be only twelve (12) organizations that have the licensing authority to distribute the esMD and HIH technology and certifications. iMedicor (through a strategic partner) will have one of the licenses, and it will be the only license, at this point, that will be national in scope.

Meaningful Use compliance, HIPAA compliant secure messaging, NHIN Direct and esMD/HIH will be very important to providers, hospitals and ancillary care facilities that have any connection to the CMS system.

PATIENT PORTAL

The move to Electronic Health Records adds a new dimension that enhances patients as participants in the decision, treatment and care process. As patients become move involved in the healthcare process they will need, and want more immediate access to their records when they want them and where they want them. Patient portals are in use today on a limited basis and their real security and protection of patient specific information is still suspect.

The iMedicor SocialHIE has a patient portal already built into the basic service. This portal has a basic design that works as follows:

•	Once the Physician establishes their account and creates their practice, they can begin creating their community.
•	The community can be divided into professionals and patients through a simple click of a drop down box when identifying the individual or group being invited into a community.
•	If the “Patient” icon is selected, the system identifies the invitee as such.
•	The Patient then is included into the community on a very limited basis.
•	That limitation is the ability to receive and send electronic medical records to the originating physician
•
In this manner the originating physician remains the central hub of the patients’ medical records from all professional members of the community, but can allow the patient to acquire their records as needed.

•
This process of immediate access to patient records was one of the foundation blocks that prompted the transition from paper to electronic medical records aimed at reducing healthcare costs through better communication, elimination of duplicate tests, and providing more accurate diagnosis regardless of time or distance from the originating entity (Physician, Lab, Imaging Center)

The iMedicor Social HIE Health Communications Network completes the communications cycle within the healthcare community.

C.	CONTINUING MEDICAL EDUCATION (CME) PROGRAMS AND STAFF DEVELOPMENT EDUCATION

A very important requirement for each licensed physician in the country is the completion of a set amount of Continuing Medical Education credits (CME). On average each state requires approximately 22 hours per year of qualified, speciality related CME that focus on updating skills and / or knowledge within the area of expertise of choice of the individual physician.

iMedicor’s SocialHIE has complied one of, if not the largest collection of certified CME offered by some of the top medical schools, medical socialites, medical associations, US Military, hospital associations, pharmaceutical and medical device companies and commercial producers. 80% of the programs in the CME catalog are offered free through various underwriting grants. 20% carry tuition and represent much broader more intensive study courses leading to additional or higher degrees.

In addition the CME catalog, offered by iMedicor, is a peer reviewed service. That is, a group of approximately twelve licensed physicians reviews every program that goes into the catalog and offers their assessment on content, quality and delivery. Only the highest ranking CME programs are listed in the catalog.

In addition to the CME programs offered for physician use, iMedicor’s SocialHIE offers a wide variety of Staff Development education resources as well. Staff development resources are offered in the following areas:

•	Billing and Collections
•	Career Development
•	Coding and Reimbursement
•	Electronic Medical Records
•	Meaningful Use Consulting
•	Federal Funding Incentives
•	Finance
•	Retirement
•	Human Resources
•	Regulatory / Legal
•	Practice Management
•	Technology

The follow list represent the variety of CME by category offered in the iMedicor catalog:

CME by Medical Specialty: Addition Medicine, Allergy, Anesthesiology, Breast Imaging, Canadian CME, Cancer Medicine, Cardiovascular, Imaging, Cardiology, Chest Medicine, Child & Adolescent, Psychiatry, Computed Tomography, Critical Care, CT-MR, Dentistry, Dermatology, Diabetes, Emergency Medicine, Endocrinology, ENT, Family Medicine, Free CME (Multiple Specialties), Gastroenterology, General Surgery, Genetics, Hematology, HIV / AIDS, Hospital Medicine, Imaging, Laboratory Medicine, Magnetic Resonance,, Multiple Sclerosis, Nephrology, Neurology, Neuroradiology, Neurosurgery, Nuclear Medicine, Nurse Practioner, Obstetrics/Gynecology, Oncology, Ophthalmology, Oral/Maxillofacial, Surgery, Orthopedic Surgery, Osteopathic Physician, Otolaryngology, Pain Medicine, Pathology, Pediatrics, Pediatric Radiology, Pharmacist, Physician Assistant, Physical Medicine, Plastic Surgery, Podiatry, Psychiatry, Pulmonology, Radiology, Rheumatology, Sports Medicine, General Surgery, Thoracic Surgery, Ultrasound, Urology, Vascular Surgery, Women’s Health, CME for All Physicians (Cross Specialties), Audio-Digestive, Alternative Medicine, Cultural Competence, Domestic Violence, End of Life / Palliative care, Ethics, Infection Control, Legal Issues, Licensure Requirements, Long Term Care, Medical Errors, Nutrition, Patient Safety, Errors, Practice Management, Preventative Medicine, Public Health, Quality Assurance, Risk Management, Substance Abuse, State Mandated , ME, Vaccinations, Wellness/Prevention, Comprehensive Board Reviews, Anesthesiology Board Reviews, Cardiology Board Reviews, Child and Adolescent, Psychiatry, Critical Care, Medicine Board Reviews, Endocrinology, Family Medicine, Gastroenterology, General Surgery, Geriatrics, Hematology, Hospice & Palliative, Medicine Board, Infectious Disease, Internal Medicine, Laboratory, Medicine, Nephrology, Neurology, , eurosurgery, OB/GYN, Oncology, Ophthalmology, Orthopedic, Otolaryngology, Pathology, Pediatrics, Plastic Surgery, Psychiatry, Pulmonology

ANCILLARY REVENUE OPPORTUNITIES

As the network attains critical mass (a number to be subsequently determined), there are several revenue opportunities already built into the iMedicor SocialHIE. These revenue opportunities are designed to provide opt-in access to services and products in which physicians, their staff and eventually patients would have a high degree of interest. By providing an Opt-In position there would be no pop-up ads, or anything on the site that would detract from the actual administration of healthcare to patients. In several cases, as described in this section, the ancillary revenue services could be of extreme importance to the physician.  In other cases the opportunities described could be classified as time saving and convenient, two items that are very important in the day to day activity of a busy physician or medical practice.

Those ancillary revenue opportunities, that do not affect the core competency of our Strategic Partners, but assist in leveraging additional revenue opportunities for them and iMedicor within their established client base are:

•
Meaningful Use Consulting.  iMedicor has been named as a primary agent by the ONC to work within the HITEC / REC programs. This consulting service is focused on providing medical practices with up to the minute advice that leads to “meaningful Use” compliance and qualifies the medical practice for incentive funds which range from $44K to $64K per physician. The process includes practice assessment, EHR (Electronic Health Records) systems recommendations, Meaningful Use Gap Analysis, attestation and funding. iMedicor has assisted thousands of medical practices, directly or indirectly, through this process nationally in both the medical and dental fields. Typically, outside of the ONC HITEC / REC underwritten projects, we charge $2500 per physician for the consulting portion plus 10% of the funds raised. We have not pressed for higher fees although our sense is that higher fees are very possible. A revenue share with Our Strategic Partners could be included in the strategic alliance.

•
EHR sales.   iMedicor has relationships with ten EHR companies, with more lining up on a regular basis. This is happening for two reasons. The EHR companies have recognized that iMedicor, in many instances, has become, by default, a gatekeeper to the physician and medical practice. Ultimately, as we recommend a variety of EHRs to the physician (typically up to three) the physician or practice manager asks us for advice as to which system they should select. Our criteria for working with EHR companies are very strict and we set the bar very high in regard to performance.

•
ClearLobby.  Designed as a “next-Generation” marketing vehicle specifically for pharmaceutical and medical device companies. Clearlobby can profile a target audience, drop a message into the targeted audience Message Center and expose the physician to a product or service that normally would require a Pharma rep to stand around in the practice lobby for hours waiting for the magic moment with the physician. ClearLobby changes the dynamic of that encounter by placing the control in the hands of the physician or assigned staff member. ClearLobby can deliver data, samples, make appointments with a rep, if warranted, or provide a direct communication link back to the Pharma itself. Pharmaceutical companies are constantly reducing their field sales staff and looking for more efficient methods to communicate with their targeted audience. ClearLobby represents a major paradigm shift in pharma marketing that could have unlimited opportunities for the iMedicor SocialHIE and its Health Communications Network.

•
The iMedicor Store.  A new feature to be incorporated into the overall feature set. On the bottom right hand area of the secure site we will insert a 2”x 2’ icon that looks like a store entrance. A physician, staff member or eventually a patient clicks on this area and, based on their profile / position within the iMedicor community a list of “Channels” opens up. Those channels represent market segments, products or services. Once you click on a channel icon you will open another area that contains the information you requested. For example, a physician may be looking for medical supplies. They click, on their own time, on the store front; open the channels, select medical supplies then choose from the list of sponsoring companies. This places control of the information flow in the hands of the physician (or staff member) puts everything in one place, reduces the traffic of sales people in the practice itself and consolidates information saving time, effort and money. Thinking in regard to other services or products physicians or their staff would have an interest; this concept could be expanded into travel, entertainment, automobiles, real estate, investments etc. All under one “Storefront Roof” in a non-invasive, non-intrusive manner using the Opt-In principle and preserves the sanctity of the site as a comprehensive healthcare communication tool.

iMedicor and its strategic partners will take a leadership position by expanding the iMedicor communications platform and allowing medical practices to use the network to address the interoperability issue discussed in this document along with the Direct, esMD and HIH technologies and certifications. From a provider’s point of view, iMedicor will be offering it the opportunity to:

•	Create a secure account inside iMedicor
•
Create a practice whereby, just like in a real time medical practice, staff members have certain permission to use the iMedicor Communication Network for specific responsibilities focused on electronic health records and other requirements

•	Once the practice is established the practice can create a community by simply inviting in and authenticating their peer community (GP’s, Specialists, Hospital Departments, Imaging Centers, Labs, etc)
•	Physicians and their staff will have access to workgroups, blogs, peer collaboration
•	Telemedicine
•	The largest peer reviewed catalog of Continuing Medical Education (CME) organized by speciality, cross speciality, clinical trails and medical white papers.
•	Access to the largest aggregation of Staff development programs focused on practice management, billing, coding, EHR’s, Etc.
•	Access the Direct Solution Software for secure communication outside of the iMedicor Communication Network
•	Access esMD software and HIH certification to address the communication standards imposed by CMS, soon to become mandatory.

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

iMedicor Integration Driver – Is newly integrated software that allows an iMedicor user to communicate and transmit records and images across any EMR system securely and effectively.  The introduction of this technology  in December 2007 provided a unique low-cost solution to a significant and fundamental problem that prevented widespread adoption of electronic (Internet) communication.  Prior to this time, EMR systems could not communicate electronically with any referring doctor, lab or test center outside the EMR network and remain HIPAA compliant.  The Integration Driver creates the communication link that resolves the problem. The Integration Drive has been updated several times from its initial launch. Most recently, it is being upgraded to include the NHIN Direct, esMD and HIH standards, technology and certification.

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

Fulfilling a Market Demand

iMedicor is deploying  its resources to accomplish the following:

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

Attributes of our Products and Services

Secure HIPAA Compliant Messaging and File Transfer – HIPAA guidelines preclude the use of regular email for transporting patient medical information creating unnecessary delays in moving medical information and ideas.  iMedicor’s Messaging and File Transfer feature operates within a closed encrypted network that is accessible by participating members as well only – however can be transmitted outside the portal using our recently incorporated NHIN direct solution, providing complete security and the rapid exchange of personal health information—greatly accelerating the speed of healthcare communication and file / record transfers.

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

BUSINESS OPERATIONS

In our fiscal year 2011, we shifted all of our efforts and resources to the build-out and promotion of iMedicor and its adjunct, ClearLobby as well as incorporating the rapidly developing standards as mandated by the Office of the ONC.  iMedicor has achieved significant early-stage success.  The combination of features offered by iMedicor addresses  existing educational needs for physicians and other healthcare providers and the ability to transfer personal health information electronically in a method which satisfies federal HIPAA regulations that proscribe the transmission of records via email.   The Portal also meets the standards of “meaningful use” established by the US Department of Health and Human Services.

Revenue is derived from multiple sources within the portal.

•	Network Subscription.

A monthly fee will charged to each Physician using the portal.  This fee will be predominantly bundled by partners such as EMR’s who’s members already pay a monthly subscription fee.  A portion of this fee will be paid to iMedicor by our partners.  Each agreement will be different based on the fees being charged and the services being offered.

•	Royalties on prescriptions written through ClearLobby.

For small pharmaceutical companies with limited or no budgets for marketing new products to physicians, the ClearLobby solution uses an alternative marketing and sales plan with the ability to target specialty groups.  The up-front cost to the smaller pharmaceutical companies that utilize ClearLobby is minimal and the access to physicians is extensive.  iMedicor will generate revenue by charging up to a 5% royalty on prescriptions written through the portal

•	Collaboration with HIE / EMR partners

The most significant trend in healthcare today is the universal adoption of a comprehensive health information technology (HIT) and Electronic Health Records (EHR) solution, but according to a number of qualified sources (including the New England Journal of Medicine), over 40% of all physicians have begun the process to convert to any sort of electronic system.  Conversely, these same sources also estimate that as of late 2010, over 80% of all physicians were using handheld devices in their practices, and that the use of “smart-phones” was expected to continue to grow.  iMedicor believes that physicians are willing to adopt new technology if it contributes to their being able to practice better medicine in a more time and cost effective manner and if it relieves federal regulation, especially when compliance comes with financial incentives

Through the American Reconstruction and Recovery Act of 2009 (ARRA), there are a number of financial incentives to encourage the adoption of some form of an EHR systems.   In addition, those who are not in compliance by 2012 will with federal HER mandates will face sanctions such as reduced Medicare reimbursements.

iMedicor has executed agreements with strategic alliance partners to market and deliver what the Company calls a Total Solution Service (a fully featured EHR / HISP service at a very competitive price) integrated into iMedicor’s Health Information Exchange and social community network for doctors.  iMedicor as the prime contractor creates revenue sharing derived from participating healthcare providers and patient portals, Electronic Health Record (EHR) systems, and electronic data interchange solutions providers.  iMedicor will combine its community-based, secure messaging platform with its strategic alliance partners to offer a healthcare communications solution that complies with the US federally mandated inter-operability requirements for the adoption of EHRs, and ensure that participating physicians are eligible for ARRA “stimulus” funding.

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

The initial user-base of iMedicor continues to grow and expand through our numerous strategic alliances.  Further expansion will be facilitated through expanded use of our ClearLobby Pharmaceutical marketing solution and the adoption of usage by members of our alliance partners.    Through its user-base, iMedicor has the ability to market any number of different products and services.   Advertising sales for iMedicor will be handled through third- party organizations but will not begin until the Portal’s paying membership has reached a number equal to approximately 10 – 20% of registered physicians in the US.  iMedicor will also make available to subscribers product specific educational programs paid for initially by pharmaceutical companies and medical device companies.

Pharmaceutical Company Marketing

We believe that the pharmaceutical marketing landscape has changed dramatically over the last ten years for the worse due to the overall negative perspective that the pharmaceutical companies’ sales and marketing methods are too aggressive and result in conflicts of interest.  We believe that we have established, through extensive interactions with multiple pharmaceutical companies marketing products in the United States, that pharmaceutical companies are now actively looking for new, relatively low-cost platforms to gain access to physicians that differentiate them from the common perception.  Pharmaceutical company representatives get less and less time in front of physicians, and physicians grow exceedingly impatient with the overly aggressive tactics and constant flow of representatives visiting their offices on a daily basis.  Although the relationship creates frustration amongst physicians, the information that the pharmaceutical companies are trying to deliver is very important to the proper prescribing of the drugs themselves.

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

We anticipate marketing our ClearLobby platform to our own user base as well as to clients of our various strategic partners.  iMedicor will not itself deploy a direct sales force to handle the program recruiting itself.  Marketing will coordinated between iMedicor and our strategic partners, thereby leveraging our partners’ existing sales personnel, relationships and operations to further the goals of all participants without increasing costs.

COMPETITION

The Company experiences competition from a variety of sources with respect to virtually all of its products and services.  The Company knows of no single entity that competes with it across the full range of its products and systems; however, each of the lines of business in which the Company is engaged is highly competitive.  Competition in the markets served is based on a number of considerations, which may include price, technology, applications experience, know-how, reputation, service and distribution.  While we believe we offer a unique combination of products and services to the healthcare industry, such as our personal health information exchange, CME, pharmaceutical marketing and medical transcription, a number of competitors offer one or more similar products and services in one or more of our niche markets.

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

●
 Personal Health Records (PHRs): A PHR is typically a health record that is initiated and maintained by an individual. An ideal PHR would provide a complete and accurate summary of the health and medical history of an individual by gathering data from many sources and making this information accessible online to anyone who has the necessary electronic credentials to view the information.  One of the principle distinguishing features of a PHR is the platform by which it is delivered. The types of platforms include: paper, personal computers, the internet, and portable devices.  PHRs compete with us only on the level that we have a partnership with Microsoft HealthVault. HealthVault is positioned by Microsoft as a platform and not a PHR. Each PHR site wants other sites such as iMedicor and PHR vendors to utilize their platform so that they can monetize traffic and data. We have taken a stance of neutrality and would be willing to work with most any PHR site; however this is not a priority. We have the ability to move data from physician to patient to patient’s PHR if properly integrated.  PHR market leaders include:  Microsoft HealthVault; Google Health; Active Health; Medem; Revolution Health/ Waterfront P.E.

●
Health Information Exchanges (HIEs) are products that facilitate the mobilization of healthcare information electronically across organizations within a region or community. An HIE provides the capability to electronically move clinical information among disparate health care information systems while maintaining the data integrity of the information being exchanged. The goal of an HIE is to facilitate access to and retrieval of clinical data to provide safer, more timely, efficient, effective, equitable, patient-centered care. An HIE is also useful to state public health authorities to assist in the analyses of the population. Formal organizations are now emerging to provide both form and function for health information exchange efforts. These organizations (often called Regional Health Information Organizations, or RHIOs) are ordinarily geographically-defined entities which develop and manage a set of contractual conventions and terms, arrange for the means of electronic exchange of information, and develop and maintain HIE standards.

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

●
Patient Portals/ e-consults/ Secure messaging: These types of companies offer healthcare-related online applications that allow patients to interact and communicate with their healthcare providers, such as physicians and hospitals, and represent the greatest direct competition to the iMedicor Portal because their products, unlike HIEs, are mostly based on the same core functions that iMedicor offers such as electronic referrals, secure messaging and CCR/ CCD exchange and physician to patient messaging.. Typically, portal services are available on the Internet at all hours of the day. Some patient portal applications exist as stand-alone web sites and sell their services to healthcare providers, while other portal applications are implemented into the existing web site of the healthcare provider. Patient portals benefit both patients and healthcare providers by increasing efficiency and productivity. Patient portal applications might allow patients to register and complete forms online, which can streamline and shorten visits to clinics and hospitals. Many portal applications also allow patients to request prescription refills online, access medical records, pay bills, and schedule appointments. Patient portals also typically allow patients to directly communicate with healthcare providers by asking questions and leaving comments   None of the companies we have identified, however, have the same model as iMedicor does. All information is only available for use within that particular system rather than being interoperable with all existing systems. iMedicor differs in that it creates one large health community with private sub-networks within.  Market leaders include:  Medem; Relay Health;  Kryptiq; Med Fusion; Quest Care360.

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

EMPLOYEES

On January 25, 2012, the Company had 9 full-time employees and consultants.  In addition we have several contract workers and part-time employees.  We believe our relations with our employees are good.

Item 1A.  Risk Factors

Our business is difficult to evaluate because we have a limited operating history.

Our predecessor entity, E & M Management, was formed in 1992; however, Vemics-Delaware, our current operating business, was incorporated on July 17, 2001, and remained a developmental state company until recently.  Because of our limited operating history, we do not have significant historical financial information on which to base planned revenues and operating expenses.  For the first four fiscal years, 2002 – 2005, gross revenue was slightly over $200,000 in total.  Gross revenue has declined from $942,000 for the fiscal year ended June 30, 2007, to approximately $400,000 for the year ended June 30, 2011.  We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  Since inception, we have incurred recurring operating losses and negative operating cash flows, including a net loss attributable to common shareholders of approximately $4,021,000 and negative operating cash flows of approximately $1,273,000 for the fiscal year ended June 30, 2011.  At June 30, 2011, we had cash and cash equivalents of approximately $18,000 and an accumulated deficit of approximately $45,000,000.  The foregoing factors, among others, raise doubt as to our ability to continue as a going concern.  In the past, we have raised capital in private placements, but continue to sustain losses and negative operating cash flows.  We believe that our available capital as of January 30, 2012 and access to available capital will enable us to continue as a going concern beyond June 30 2012.

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

Our services and products are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new use, software and other product introductions.  There can be no assurance that we can successfully identify new business opportunities or develop and bring new services or products to market in a timely and cost-effective manner, or those services, products or technologies developed by others will not render our services or products noncompetitive or obsolete.  In addition, there can be no assurance that our services, products or enhancements will achieve or sustain market acceptance or be able to address compatibility, interoperability or other issues raised by technological changes or new industry standards.

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

We are dependent on the services of our executive officers and key employees.  As of January 30, 2012 we had 9 employees, two of whom are members of executive management.  We currently maintain key-man life insurance policies on Fred Zolla in the amounts of $3,000,000.  There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death, or that our business would not suffer material adverse effects as the result of the death (notwithstanding coverage by key-man insurance), disability or voluntary departure of any such executive officer.  Further, the loss of the services of any one or more of these employees could have a materially adverse effect on our business and our financial condition.  In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense.  If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

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

As of January 30, 2012, we have issued warrants to purchase in an aggregate of approximately 38,200,000 shares of Common Stock and convertible notes in aggregate principal amount of approximately $3500,000 that are convertible into approximately 30,000,000 shares of Common Stock,.  If exercised or converted, these securities will dilute existing stockholders’ percentage ownership of Common Stock.  Unlike the Common Stock, those securities provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions.

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

Item 1B.  Unresolved Staff Comments

None.

PART II

Item 5.    Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equities Securities

Until October 27, 2008 our Common Stock was quoted over-the-counter on the Pink Sheets, LLC (OTC:PINK) electronic quotation service for OTC securities under the trading symbol “VMCI,” but was not quoted on the OTC Bulletin Board (“OTC:BB”) or NASDAQ, nor listed on any national or regional securities exchange.  On October 28, 2008, upon acceptance of a Form 211 filed with the Financial Industry Regulatory Authority (“FINRA”) by a market maker, our Common Stock began to be and is now quoted on the OTCBB(www.otcbb.com).

The following table sets forth the range of the high and low bid quotations for our Common Stock for the periods shown, as furnished by the over-the-counter market.

	Common Stock
	High Bid	Low Bid
Fiscal Year Ended June 30, 2011
First Quarter	$0.05	$0.02
Second Quarter	$0.0259	$0.0001
Third Quarter	$0.01	$0.0015
Fourth Quarter	$0.0011	$0.0045
Fiscal Year Ended June 30, 2010
First Quarter	$0.06	$0.35
Second Quarter	$0.04	$0.095
Third Quarter	$0.025	$0.065
Fourth Quarter	$0.02	$0.07

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

Holders of our Common Stock

According to our transfer agent, Pacific Stock Transfer, as of June 30, 2011, there were 201 record holders of shares of our Common Stock and additional stockholders held shares in street name.

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

In December of  2009, several officers of the Company elected voluntarily to return 6,500,000 shares awarded them in April of 2009.  The shares were returned to the Company’s transfer agent and made available for reissuance.  The available shares in the equity compensation plan have therefore been increased as of that date by 6,500,000.  There were no shares or options granted to employees for the fiscal year ending June 30, 2011.

Recent Sales of Unregistered Securities

As previously reported in part on Form 10-Q filed for the quarter ended September 30, 2010, the Company issued 11,000,003 shares of its common stock for an aggregated purchase amount of $484,000 in a series of private placements to investors.

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

On December 31, 2010 the Company sold, in a private placement made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), to an accredited investors (the “Investor”) 11 shares of Series “B” Preferred Stock of the Company and 24,918,128 shares of Common Stock of the Company in exchange for a Unsecured Promissory Note, dated June 30, 2008, issued by the Company to the investor with an aggregate value of $2,096,725.14 which includes the original principal amount of the Note and accrued Interest from the date of issuance of the Note.  The purchase price was $100,000 for one share of Series “B” Preferred Stock and $0.04 for one share of common stock.  The total reduction in debt to the company is $2,096,725.14

On June 30, 2011 the company issued 7.75 shares of Series “B” Preferred Stock in exchange for six convertible notes previously issued to investors in the company with an aggregate value, including accrued interest, of $937,773.38.

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

During the twelve months ended June 30, 1the Company issued 10,122,850 shares of the company’s common stock for fees and services.  These shares were issued for Directors fees, fees related to the issuance of notes, fees related to the extension of note maturity dates, consulting fees and shares to employees in lieu of salary and/or bonuses.

We intend to raise a minimum of $2,000,000 and a maximum of $3,000,000 through the sale of common stock, preferred stock and warrants to accredited investors.  We intend to apply the proceeds of this private placement, if any, for salaries, technical infrastructure, marketing, research and development, debt repayment and working capital.  The private placement consists of units of the Company’s preferred stock coupled with warrants to purchase shares of Common Stock with a purchase price of $125,000 per unit (the “Units”).  Terms for the warrants have not been decided and will be subject to negotiation.

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

Overview

The Company has built a portal-based, virtual work, learning and communication/collaboration environment (a SocialHIE –Social Health Information Exchange) for healthcare and related industries called iMedicor. Our primary focus shifted with our acquisition of iMedicor, which we acquired in connection with the acquisition of NuScribe, Inc. on October 17, 2006.  Currently, our efforts are concentrated on providing secure, on-line communications, collaboration, learning and productivity solutions to healthcare and related markets, and facilitating cost-effective communications between physicians and other healthcare related workers and pharmaceutical, medical device and medical insurance companies.

iMedicor was launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200% .  However, based on the changing landscape of the healthcare communications and multiple federal mandates enacted post the portals initial launch and that  have required significant additional development, we suspended most of our marketing efforts to drive members into the portal in late 2010 as we both redesigned the site and entered into new relationships with companies that could add value as well as technology solutions and members to iMedicor.  To make up for the loss of anticipated income from a subscribing membership base iMedicor entered into a related line of business – helping state and regional HITECH (Health Information Technology for Economic and Clinical Health) initiatives enroll physicians.  Funded by the HITECH Act (part of Obama’s Recovery and Reinvestment Act of 2009) and overseen by Health and Human Services Office of the National Coordinator, the program federally funds state and regional offices to entice physicians to adopt the interoperability standards prior to the deadline mandated by the federal government in 2014.  As of January 30, 2012 the company has generated approximately $300,000 in revenue from HITECH driven programs however only $43,000 of this revenue can be attributed to the year ended June 30 2011. Our sales in other areas virtually ceased for the year ended June 30, 2011 from 2010, as most of our internal efforts have been devoted to establishing new relationships with strategic partners, developing a pharmaceutical marketing sales channels and the redesign of the iMedicor portal and it’s integration with partner sites and the introduction of increased functionality.  We did generate approximately $280,000 in legacy revenue attributed to several sales contract entered into prior to the company’s shirt to focusing exclusively on the healthcare and related industries; however one of these contracts, representing 260,000 in income in the year ended June 30, 2011 is in dispute and no payments have been received.

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

•
A monthly subscription fee per user.  Physicians will pay up to $24.95 per month for access to the iMedicor network and functionality.  It is anticipated that we will share this fee with the referring network.

•
Opt-in advertizing for healthcare product and related companies. Currently there is no advertizing/promotion running within the portal, however we have already been solicited by several companies to provide advertizing space.

As of June 30, 2011, we require approximately $160,000 to $200,000 per month to fund our operations.  This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future or if revenue does not begin to grow as expected we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening technical and helpdesk support, expanding our development capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

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

Revenue Recognition

The Company’s sources of income for the fiscal year ending June 30, 2011 were:

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

•	Delivery of product-specific information relating to healthcare and related services to physicians through on-line, opt in direct marketing
•	Assisting Regional and State HIECH programs in accelerating the adoption of mandated electronic healthcare records management and communication.
•	Legacy technology contracts not related to the healthcare industry

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

•	A monthly subscription fee per user. Physicians will pay up to $24.95 per month which will be shared with the referring network.
•
Opt-in advertizing for healthcare product and related companies. Currently there is no advertizing/promotion running within the portal, however we have already been solicited by several companies to provide advertizing space.

Results of Operations

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Year Ended June 30
	2011 Audited	%	2010 Restated	%
Net Sales and Revenues	438,122	100	295,132	100
Cost of Services	4,876	1.1	71,224	24.1
Gross Profit	433,246	98.9	223,908	75.9

Operational General and Administrative Expenses	2,092,838	49.7	5,121,100	71.4
Depreciation and amortization	2,065,723	49.1	2,056,033	28.6
Impairment of technology & medical software	854,094	*	-	*
Bad debt expenses	52,000	*	26,000	*
Total Expenses	5,064,655	100	7,203,113	100
Loss before other income (expense)	(4,631,409)		(6,979,205)
* Less than 0.1%

Revenues

Our revenues for the year ended June 30, 2011 increased by 48% to $438,122 from $295,132  in 2010, due primarily to two new lines of revenue: ClearLobby sales and marketing, and; HITECH Sales and consulting services.

Cost of Services

Cost of services as a percentage of revenues was 1% for the year ended June 30, 2011 as compared to 24% for 2010, representing the expiration of a revenue sharing agreement with a previous partner.  While the contract remains in force the revenue share agreement has expired.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $2,092,838 in the year ended June 30, 2011 from $5,121,100 in the year ended 2010, or 59%.    The company’s financial position required it to cut costs wherever possible resulting in a significant reduction in operational expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased for the year ended June 30, 2011 to $2,065,723 from $2,056,033 in 2010, representing no material difference.

Loss from Operations

Income (loss) from operations, before Other Income (Expenses), for the year ended June 30, 2011 totaled ($4,631,409) compared to ($6,979,205) or a decrease of approximately 33.6%.  The decrease in loss from operations for the year ended June 30, 2011 is a direct result of the company’s election to cut costs wherever possible as well as the increase in revenue attributed to ClearLobby and the HITECH initiative.  However, it should be noted that if depreciation and impairment are not considered, the decrease in loss would be approximately 46%, which more truly reflects the company’s cost cutting initiatives.

Liquidity and Capital

Cash and cash equivalents were $18,208 at June 30, 2011 compared to $86,664 at June 30, 2010,  representing a 79% decrease in available funds, however with the increase in cash-flow from the HITECH program as well as the commitment from several of our major investors we believe that we can sustain operations indefinitely.

Net cash used by operating activities was $1,273,349 for the year-end June 30, 2011 as compared to cash used by operating activities of $1,721,398 for the year-end June 30, 2010, representing an 35% decrease.  The decrease is due to the Company’s need to conserve cash until revenue begins to grow.

Net cash used by investing activities decreased by 76% to $55,000 for the year-end June 30, 2011 as compared to cash used by investing activities of $230,000 for the year-end June 30, 2010, and was primarily due to a decrease in development work on the Portal as cash was not available to maintain the previous pace of development.

Net cash provided by financing activities was $1,259,913 for the year-end June 30, 2011 as compared to net cash provided by financing activities of $1,985,427 for the year-end June 30, 2010. The decrease is primarily due to a decrease in the sale of Common Stock and issuance of debt instruments.

The Company continues to operate at a loss and is projected to do so until late in fiscal 2012.  The additional decrease in available investment capital in the year ending June 30, 2011 required the Company to continue to consolidate its operations and slow-down development and marketing, The net result of this is that the Company has not been able to fully execute on its operational plan for the year resulting in a delay in generating any significant revenue.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.  From July 1, 2006 through December 31, 2007, we raised approximately $3,637,000 from accredited investors.  In addition, from February 22, 2008 through July 2008, we issued 20,900,001 shares of Common Stock through a private offering to accredited investors through which we raised approximately $2,508,000.  From December of 2008 to April of 2009 we issued notes in the aggregate amount of approximately $1,400,000 to accredited investors.  From September 2009 to March 2010 we issued notes in the aggregate amount of 1,672,600 to accredited investors.  In June of 2010 we issued 6,820,000 shares of Common Stock through a private placement offering to accredited investors through which we raised approximately $341,000.   Notwithstanding the receipt of this additional capital, the Company requires significant additional capital to cover its current overhead as well as to satisfy existing obligations.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Shareholders of iMedicor, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of iMedicor, Inc. and Subsidiary (“the Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2011.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iMedicor, Inc. and Subsidiary as of June 30, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that iMedicor, Inc. and Subsidiary will continue as a going concern.  As shown in the consolidated financial statements, the Company has experienced significant losses resulting in a working capital deficiency and shareholders’ deficit.  These conditions raise substantial doubt about its ability to continue as a going concern.   Management’s plans in regard to these matters are more fully described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Demetrius & Company, L.L.C.

Wayne, New Jersey
February 23, 2012

IMEDICOR, INC.
CONSOLIDATED BALANCE SHEETS
YEARS ENDED JUNE 30, 2011 AND 2010

	6/30/2011	6/30/2010
ASSETS		Restated
Current assets:
Cash and cash equivalents - interest bearing	$18,208	$86,644
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2011 and June 30, 2010, respectively	251,780	10,000
Prepaid expenses	16,108	6,001

Total Current Assets	568,096	206,645

Property and equipment, net	1,345	8,291

Other assets:
Technology & Medical software	2,138,914	4,996,785
Accounts receivable in litigation net of allowance for doubtful accounts of $78,000 and $26,000 at June 30, 2011 and 2010, respectively	282,000	104,000

Total Assets	$2,708,355	$5,211,721

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable - banks	$-	$59,181
Short-term notes payable	3,293,079	5,487,120
Accounts payable and accrued expenses	1,804,101	1,791,670
Deferred income	182,000	60,000

Total Current Liabilities	5,279,180	7,397,971

Long-term liabilities
Long-term notes payable	-	1,271,661

Total Long-Term Liabilities	-	1,271,661

Total Liabilities	5,279,180	8,669,632

Stockholders' Deficit
Preferred Stock, non-cumulative Series A par value $.001, authorized 200,000,000 Issued and outstanding 28 and -0- shares as of June 30, 2011 and 2010, respectively	-	-
Preferred Stock, non-cumulative, Series B par value $.001, authorized 200,000,000 Issued and outstanding 18.75 and -0- shares as of June 30, 2011 and 2010, respectively	-	-
Common stock, par value $.001 per share, authorized 600,000,000 Issued: 332,744,934 and 229,450,597 shares; and Outstanding: 332,376,527 and 229,082,190 at June 30, 2011 and 2010, respectively	332,377	229,082
Additional Paid in Capital	43,839,597	37,849,159
Less: Treasury stock, 368,407 shares at both June 30, 2011and June 30, 2010	(508,195)	(508,195)
Accumulated deficit	(46,234,604)	(41,027,957)

Total Stockholders' Deficit	(2,570,825)	(3,457,911)

Total Liabilities and Stockholders' Deficit	$2,708,355	$5,211,721

See notes to financial statements.

IMEDICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2011 AND 2010

	For the	For the
	Year Ended	Year Ended
	6/30/2011	6/30/2010
		Restated

Revenues	$438,122	$295,132

Cost of Services	4,876	71,224

Gross Profit	433,246	223,908

Expenses:
Stock issued for fees and services	545,309	2,992,978
Consulting, commissions and travel	831,042	187,012
Operational fees and expenses	598,753	630,273
Professional fees	82,342	241,316
Payroll and related taxes	6,751	916,497
Depreciation and amortization	2,065,723	2,056,033
Bad debt expenses	52,000	26,000
Impairment of technology & medical software	854,094	-
Production, advertising, brochures and public relations	28,641	153,004

Total Expenses	5,064,655	7,203,113

Loss before other expenses	(4,631,409)	(6,979,205)

Other Income/(Expenses:)
Other income - debt cancellation	161,511	-
Other income - lawsuit settlements	-	74,500
Interest expense	(550,749)	(710,640)
Default expense	-	(1,800,000)
Impairment of goodwill	-	(681,673)
Other expense - Redemption Fee expense	-	(459,668)
Total Other Income/(Expenses)	(389,238)	(3,577,481)

Loss before dividend	(5,020,647)	(10,556,686)

Dividends related to warrants issued	186,000	844,200

Net loss attributable to common shareholders	$(5,206,647)	$(11,400,886)

Net loss per share, available to common stockholders	$(0.02)	$(0.08)

Weighted average number of shares, basic and diluted	287,100,363	144,428,423

See notes to financial statements.

IMEDICOR, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDER EQUITY (DEFICIT)

	PREFERRED SERIES A	PREFERRED SERIES A	PREFERRED SERIES B	PREFERRED SERIES B	COMMON	COMMON	TREASURY	ADDITIONAL PAID IN	TREASURY	ACCUMULATED	TOTAL STOCKHOLDERS' EQUITY/
DESCRIPTION	SHARES	STOCK	SHARES	STOCK	SHARES	STOCK	SHARES	CAPITAL	STOCK	DEFICIT	DEFICIT
Balance as of June 30, 2009	-	-	-	-	114,561,997	114,562	(368,407)	30,962,043	(508,195)	(29,627,071)	941,339

Issuance of stock in exchange for vendor payables					793,010	793		64,707			65,500

Issuance of stock in exchange for legal settlement					3,500,000	3,500		192,000			195,500

Issuance of stock in exchange for legal fees					2,000,000	2,000		112,000			114,000

Issuance of stock in exchange for convertible debentures and accrued interest					47,154,710	47,155		2,515,603			2,562,758

Issuance of common stock					6,820,000	6,820		334,180			341,000

Issuance of stock for fees/services					54,252,000	54,252		2,824,726			2,878,978

Deemed dividends on warrants issued								844,200		(844,200)	-

Net loss - restated										(10,556,68)	(10,556,686)
Balance as of June 30, 2010	-	-	-	-	229,081,717	229,082	(368,407)	37,849,159	(508,195)	(41,027,957)	(3,457,911)

Issuance of stock in exchange for convertible debentures and accrued interest	28							1,800,000			1,800,000

Issuance of stock in exchange for convertible debentures and accrued interest			19					2,037,774			2,037,774

Issuance of stock in exchange for convertibledebentures and accrued interest					62,778,418	62,778		1,002,571			1,065,349

Issuance of common stock					12,300,000	12,300		446,700			459,000
											-
Issuance of stock for fees/services					28,216,392	28,216		517,093			545,309
											-
Deemed dividends on warrants issued								186,000		(186,000)	-

Net loss										(4,181,199)	(5,020,647)
Balance as of June 30, 2011	28	$-	19	$-	332,376,527	$332,377	(368,407)	$43,839,597	$(508,195)	$(46,234,604)	$(2,570,825)

See notes to financial statements.

IMEDICOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2011 AND 2010

	For the	For the
	Year Ended	Year Ended
	6/30/2011	6/30/2010
		(Restated)
Cash Flows From Operating Activities
Receipts from customers	$88,342	$96,725
Payments to suppliers, salaries	(1,388,270)	(1,744,069)
Interest paid	26,579	(74,054)
Net Cash Used in Operating Activities	(1,273,349)	(1,721,398)

Cash Flows Used in Investing Activities
Purchase of Technology & Medical software	(55,000)	(230,000)
Net Cash Used in Investing Activities	(55,000)	(230,000)

Cash Flows From Financing Activities
Payments on bank note payable	(14,087)	(28,173)
Payments on notes payable	(140,000)	-
Short term loans	955,000	1,672,600
Sale of common stock	459,000	341,000
Net Cash Provided by Financing Activities	1,259,913	1,985,427

Net Increase/(Decrease) in Cash	(68,436)	34,029

Cash at the Beginning of Period	86,644	52,615

Cash at End of Period	$18,208	$86,644

See notes to financial statements.

IMEDICOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED JUNE 30, 2011 AND 20010

	For the	For the
	Year Ended	Year Ended
	6/30/2011	6/30/2010
		(Restated)
Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net loss	$(5,020,647)	$(10,556,686)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Allowance for bad debt	52,000	26,000
Impairment of technology & medical software	854,094	-
Depreciation & amortization	2,065,723	2,056,033
Stock issued for accrued consulting fees	545,309	2,992,978
Income derived from cancellation of dent	(161,511)
Income derived from relinquishment of debt	-	(270,000)
Loan accretion	-	459,668
Impairment of goodwill	-	681,673
Stock issued for legal settlement	-	195,500
Stock issued for vendor payable	-	65,500
Default fee expense on notes payable	-	1,800,000
Changes in:
Trade receivables	(471,780)	(110,606)
Prepaid expenses	(10,107)	(6,001)
Deferred expenses	-	60,798
Accounts payable and accrued expenses	174,244	270,968
Accrued interest payable	577,326	700,577
Deferred income	122,000	(61,620)
Net Cash Used by Operating Activities	$(1,273,349)	$(1,721,398)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Stock issued for fees and services	$545,309	$2,992,978
Exchanged stock for note payable and accrued interest	4,903,123	2,448,013
Income derived from debt cancellation	(161,511)	-
Income derived from relinquishment of debt	-	(270,000)
Stock issued for legal settlement	-	195,500
Stock issued for vendor payable	-	65,500
Default fee expense on notes payable	-	1,800,000

See notes to financial statements.

iMEDICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

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

2.           GOING CONCERN

The Company has incurred operating losses to date and has an accumulated deficit of approximately $46,200,000 at June 30, 2011.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and capital lease financing.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of June 30, 2011, the Company had no cash balances at any financial institution in excess of federally insured limits.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with recently issued and adopted accounting pronouncements, which require that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead be tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment.  The Company has evaluated  goodwill for impairment as of June 30, 2010 for the EL Desktop acquisition.  The asset has been completely impaired and has been deemed of no value and completely written off.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

iMedicor adopted the provision of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes,on September 1, 2009, as it relates to uncertain income tax positions. Adoption of ASC 740 had no effect on the accompanying financial statements. iMedicor evaluates its uncertain tax positions as to whether it is more likely than not a tax position could be sustained in the event of an audit by the applicable taxing authority. Accordingly, a loss contingency is recognized when it is probable that a liability has been incurred as of the date of the financial statements, and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. As of June 30, 2011, there are three open tax years: 2011, 2010, and 2009.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

•	Fees generated from consulting services to federally funded State initiatives supporting the HITECH Act part of the American Recovery and Reinvestment Act of 2009.
•	Delivery of product-specific information relating to healthcare and related services to physicians through on-line, opt in direct marketing
•	Sunscription fees paid by healthcare workers using the iMedicor portal.

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

Advertising costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged to expenses in the period or year in which incurred.  Advertising costs for the years ended June 30, 2011 and 2010 were $28,641and $153,004, respectively.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Share-Based Payment

STOCK-BASED COMPENSATION

The Company accounts for all stock-based payments and awards under the fair value based method. Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments on an accelerated basis. The cost of the stock-based payments to nonemployees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

The Company accounts for the granting of share purchase ptions to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition is accrued if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments to employees that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options is expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

The compensation expense recognized for the years ended March 31, 2011 and 2010 was $545,309 and $2,992,978, respectively.

4.  SHAREHOLDERS’ EQUITY (DEFICIENCY)

Common stock

The Company as of June 30, 2011 and 2010 had a total of 332,376,527 and 229,082,190 shares outstanding, respectively.  There are an additional 368,407 shares in Treasury Stock as of June 30, 2011 and 2010.  On March 15, 2010, the Board of directors amended the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of shares in the company to 600 million shares of common stock.

Preferred Stock

The company is authorized to issue up to 200,000,000 shares of blank check preferred stock.  There are 28 shares of Series “A” preferred and .and 18.75 shares of Series “B” Preferred stock as of June 30, 2011.

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

Warrants

As of June 30, 2011, the Company has issued warrants to purchase shares  of Common Stock reserved for issuance upon exercise to various shareholders and service providers according to the schedule below:

No. Shares
Issuable on Exercise	Expiration	Exercise Price
1,239,999	2011	$0.60
4,000,000	2013	$0.04
4,840,000	2013	$0.03
8,800,000	2014	$0.03
16,160,000	2013 – 2015	$0.05

Management has reserved the right to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

5.             PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

Equipment and fixed-asset depreciation and amortization expense for the years ended June 30, 2011 and 2010 was $7,366 and $8,854, respectively.  The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal.

Property, equipment and purchased software are stated at cost and consist of the following:

	6/30/2011	6/30/2010
Furniture and fixtures	$2,600	$2,600
Software	72,430	72,430
Equipment	252,883	252,883
	327,913	327.913
Less Accumulated Depreciation & Amortization	326,568	319,622

	$1,345	$8,291

6.             TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with the completion of the iMedicor portal, which was included in the asset purchase of Nuscribe.  The iMedicor™ portal was launched in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.  Amortization expenses were $2,056,033 for the year ended June 30, 2010.  The Company accounts for impairment of technology assets in accordance with recently issued and adopted accounting pronouncements, which require that technology with indefinite useful lives should be amortized, but als be tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment.  The Company has evaluated the technology and medical software for impairment as of June 30, 2011 for and has determined that the asset be impaired by $854,094.

	6/30/2011	6/30/2010
Technology and medical software	$10,238,894	$10,238,894
Less: Accumulated Amortization	7,245,886	5,242,107
Less: Impairment as of June 30, 2011	854,094	-

	$2,138,914	$4,996,785

7.             LONG TERM DEBT

	2011	2010
Convertible Debentures	$538,935	$4,872,120
Notes Payable	2,754,144	1,886,661
Total	$3,293,079	$6,758,781
Less: portion in current liabilities	3,293,079	(5,487,120)
Balance of long term debt	$-	$1,271,661

8.             SHORT-TERM NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Convertible Debentures

The company has issued Convertible Debentures at various times. Interest rates on these debentures vary from 8% to 17.98% with various maturity dates ending June 30, 2012.

Amount outstanding*		Interest Rate	Conversion Features
$	**150,000	17.98%	convertible into common shares at $0.45 per share
	123,360	8.00%	convertible into common shares at $0.03 per share
	209,274	15.00%	convertible into common shares at $0.05 per share
	56,301	8.00%	convertible into common shares at $0.05 per share
	$538,935	Total

*Amounts include interest accrued to June 30, 2011.
**Initial note calls for 17.98%  interest, however interest has stopped accruing and note holder has agreed to accept payment of principal as payment in full.

Terms of the notes payable vary from 0% to 18% interest.

	2011	2010
Company	$2,601,219	-
Individual – Former Director	77,925	1,871,661
Individual	50,000	20,000
Trust	15,000	15,000
Individual – Former Director	10,000	10,000
Total	$2,754,144	$1,916,661

9.             DEEMED COMMON STOCK DIVIDEND

During the years ended June 30, 2011 and 2010, the Company issued 8,800,000 and 21,340,000 common stocks warrants, respectively, in connection with the sale of its common stock and convertible notes issued.  The warrants were fair valued at their respective grant dates using Black Scholes Model and as a result were shown as a deemed dividend in effect as a reduction to the net income (loss) and as an addition to Additional Paid In Capital.   The deemed dividends for the years ended June 30, 2011 and 2010 were $186,000 and $844,200 respectively.

The Company used the Black-Scholes model to estimate the Deemed Dividends with the following assumptions:

	At June 30, 2011	At June 30, 2010

Expected Live (years)	3 – 7	3 – 7
Risk-free interest rate	1.00 – 1.79%	1.00 – 1.79%
Expected Volatility	113.00%	131.00%
Expected Yield	0.00%	0.00%

10.           INCOME TAXES

	6/30/2011	6/30/2010
Taxes on income include provision (benefits) for:
Federal income taxes	$-0-	$-0-
State and local income taxes	-0-	-0-
Total	$-0-	$-0-

Taxes on income are comprised of:
Current	$-0-	$-0-
Deferred	-0-	-0-
Total	$-0-	$-0-

Deferred tax assets comprise the following at June 30, 2011 and June 30, 2010, respectively.  Utilization of NOL carry forward may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations.

	6/30/2010	6/30/2009
Deferred Income Tax Assets	$13,174,920	$7,945,281
Valuation allowance	(13,174,920)	(7,945,281)
Net Deferred Tax Asset	$-0-	$-0-

11.           2007 EQUITY COMPENSATION PLAN

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

As of June 30, 2011, the Company had issued 4,720,000 shares and 1,895,000 option to purchase shares in the Company to Officers, employees, former employees and contractors under the 2007 Equity Compensation Plan.  All options issued have an exercise price of $0.07.

In the fiscal year ended June 30, 2011  there were no shares or options issued under the equity compensation plan.

A summary of the status of the company’s stock option plan is presented below:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at the beginning of the year	1,895,000	0.07	-0-	0
Granted	-0-		1,895,000	0.07
Exercised	-0-		-0-	0
Forfeited	-0-		-0-	0
Outstanding at the end of the year	1,895,000		1,895,000	0.07
Options exercisable at year end	1,895,000		1,895,000	0.07
Weighted Average fair value of options granted during the year		$0.00		$0.07
Stock-Based Compensation Expense		$0.00		$132,650.00

12.           LEGAL CONTINGENCIES

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

13.           INCOME

The Company has recorded income in the year ended June 30, 2011 from Mass Mutual Insurance in the amount of 260,000 and from Access Health in the amount of approximately 80,00.  Both companies have refused to pay citing unenforceable contracts.  iMedicor has instituted legal proceedings against both companies and is confident that we will collect all amounts due plus legal fees associated with the lawsuits.  The company has taken an allowance for bad debt relating to these two receivables of 20% on the gross amount in the year ended June 30, 2011, however the attornies representing the company have indicated that the entire amount should be collectable.

14.           PRIOR YEAR ADJUSTMENT / RESTATEMENT

In the year ended June 30, 2010, the Company did not account for $160,000 in receivables from one customer, as the continuation of the contract was not recorded in the beginning of the year.  The financial statements for the year ended June 30, 2010 have been restated to account for this income.

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

b.
On March 10, 2008, the Company entered into an employment agreement with Craig Stout pursuant to which Mr. Stout as our Chief Operating Officer.  The agreement had an initial term of three years, commencing on April 1, 2007 and ending in March 2011.  Mr. Stout has not renewed his employment contract and currently acts as a consultant to the Company with the duties of Chief Operating Officer and Chief Financial Officer.

16.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 22, 2012, the date the accompanying financial statements were issued and have found no material events to report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages, titles, principal occupations and certain biographical information as of October 13, 2010, concerning the Company’s directors and executive officers.  All of the Company’s officers have been appointed by and serve at the discretion of the Board.

NAME	AGE	POSITION
Fred Zolla	60	Chief Executive Officer & Chairman
Craig Stout	44	Chief Operating Officer/Interim Chief Financial Officer
Kenneth Mathews	73	Director
JD Smith	41	Director

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

Craig Stout, Chief Operating Officer and Interim Chief Financial Officer.  Mr. Stout has been our Chief Operating Officer since the date of our acquisition of Vemics-Delaware, Inc. in November 2005 and has served as Interim Chief Financial Officer since June 30, 2008.  Mr. Stout has 20 years of operational and corporate finance experience in multiple industries.  Before joining Vemics, Mr. Stout acted as a consultant to an international reinsurance firm, Renaissance Reinsurance, based in Hamilton, Bermuda working on a number of operations projects, including assisting in managing the conversion to Sarbanes Oxley compliance.  In addition, from 2000 to 2005, Mr. Stout worked on a consulting basis to approximately 35 companies in connection with the acceleration and management of their growth through strategic acquisitions, restructurings and refinancing.  From 1992 to 1999 Mr. Stout served as the Chief Operating Officer and Chief Financial Officer of a small fund management company based in Washington, DC and Tortolla, BVI.  From 1989 to 1991, Mr. Stout was employed by Elders IXL in London as part of the strategic business development group where he was part of the European acquisition team that identified businesses of strategic value to Elders interests, initiated acquisitions and developed execution plans focused on integrating these new businesses into the Elders corporate structure.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Zolla, CEO & Chairman	$95,000	-	-	-	-	-	$95,000
Craig Stout, Chief Operating Officer/Interim Chief Financial Officer	$83,290	-	-	-	-	-	$83,290

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

The following table sets forth as of January 20, 2012, certain information with respect to the beneficial ownership of the Common Stock by: (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each named executive officer and (4) all of our executive officers and directors as a group.

Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.  Applicable percentage of ownership is based on 332,377,971 shares of our Common Stock outstanding on

In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options and/or warrants currently exercisable, or exercisable within 60 days of January 30, 2012, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner (1) (2)	Amount of Beneficial Ownership	Percent of Outstanding Shares
Fred Zolla	4,610,116	1.37%
Craig Stout	1,025,000	*
Kenneth Mathews	1,029,903	*
JD Smith	-	*
All officers and directors as a group (4 persons)	7,585,354	2.42%
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

Item 13.  Certain Relationships and Related Transactions and Director Independence

iMedicor utilizes office space provided by some of its key employees and officers.  iMedicor’s’ President and CEO, Fred H. Zolla provides IMedicor’ principal office space located at 523 Avalon Gardens Drive, Nanuet, NY 10954.  In previous years  iMedicor has paid approximately $4,500 per year to Mr. Zolla for the use of the office space he provides, however no such payment was made in the year ending June 30, 2011.  IMedicor will continue to maintain this office for the near future.

Item 14.  Principal Accountant Fees and Services

Cost of Fees and Services

During fiscal years 2011 and 2010, the Company’s independent registered public accounting firm, Demetrius & Company L.L.C., rendered services to the Company for the following fees:

	2011	2010
Audit Fees(1)	$45,000	$42,000
Tax Fees(2)	-	-

Total	$45,000	$42,000

(1)	Audit Fees and Audit related fees consisted principally of audit work performed on the consolidated financial statements for our fiscal year end.
(2)	The Company did not engage Demetrius & Company, LLC for any Tax services.

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

PART IV

Item 15.  Exhibits, Financial Statements Schedules

1.1	Share Exchange Agreement by and between Vemics, Inc. a Delaware corporation, and OMII, Inc., a Nevada corporation (1)

2.1	Articles of Incorporation (1)

2.2	Amended and Restated Articles of Incorporation of Vemics, Inc. filed on April 15, 2008 (1)

2.3	Amendment to the Articles of Incorporation of Vemics, Inc. filed on July 29, 2009 reflected name change

2.4	Bylaws (1)

3.1	Stock Purchase Agreement, dated October 16, 2006, by and among the Company and the stockholders of NuScribe, Inc., a Delaware corporation (1)

3.2	Asset Purchase Agreement, dated January 25, 2007, by and between the Company and e-Learning Desktop, Inc. (2)

3.3	Limited Asset Purchase Agreement with ClearLobby, Inc. entered in on September 12, 2008 (3)

3.4	Amendment to the Limited Asset Purchase Agreement with ClearLobby, Inc. (4)

4.1	Vemics, Inc. 2007 Equity Compensation Plan (1)

4.2	Vemics, Inc 2007 Equity Compensation Plan as Amended August 15, 2008. (8)

4.2	Employment Agreement dated as of October 1, 2004 July 17, 2006 by and between Fred Zolla and Vemics, Inc. (1)

4.3	Employment Agreement dated as of April 1, 2008, by and between Craig Stout and Vemics, Inc. (1)

5.1	Convertible Promissory Note dated April 27, 2009 issued to Sonoran Pacific Resources. (5)

5.2	Form of Convertible Note (6)

5.2	Form of Subscription Agreement (7)

7.1	Agreement between iMedicor, Inc and USAMCO.

7.2	Revised Agreement between Access Pharmaceuticals and iMedicor, Inc.

7.3	Agreement between PASHealth and iMedicor, Inc.

7.4	Agreement between Physicians Alliance of America and iMedicor, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a)

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14 (a)

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to exhibits of Registrant’s Form 10 filed on May 13, 2008.
2.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 13, 2008.
3.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on September 18, 2008.
4.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 12, 2009.
5.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 05, 2009.
6.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
7.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
8.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on August 20, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Fred Zolla	President, Chief Executive Officer,	February 23, 2012
Fred Zolla	(Principal Executive Officer)

/s/ Craig Stout	Chief Operating Officer and	February 23, 2012
Craig Stout	Interim Chief Financial Officer

/s/ Kenneth Mathews	Director	February 23, 2012
Kenneth Mathews

/s/ JD Smith	Director	February 23, 2012
JD Smith

/s/ Granger Whitelaw	Director	February 23, 2012
Granger Whitelaw