Form 10-K/A
period 2011-06-30
iMedicor
filed 2012-02-27
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The company is filing the amended 10-K to remove the signature line of a director who had previously resigned from the company, as reported in the company’s 10-Q filed February 22, 2011.

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

See notes to financial statements.

IMEDICOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED JUNE 30, 2011 AND 20010

	For the	For the
	Year Ended	Year Ended
	6/30/2011	6/30/2010
		(Restated)
Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net loss	$(5,020,647)	$(10,556,686)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Allowance for bad debt	52,000	26,000
Impairment of technology & medical software	854,094	-
Depreciation & amortization	2,065,723	2,056,033
Stock issued for accrued consulting fees	545,309	2,992,978
Income derived from cancellation of dent	(161,511)
Income derived from relinquishment of debt	-	(270,000)
Loan accretion	-	459,668
Impairment of goodwill	-	681,673
Stock issued for legal settlement	-	195,500
Stock issued for vendor payable	-	65,500
Default fee expense on notes payable	-	1,800,000
Changes in:
Trade receivables	(471,780)	(136,786)
Prepaid expenses	(10,107)	(6,001)
Deferred expenses	-	60,798
Accounts payable and accrued expenses	174,244	270,968
Accrued interest payable	577,326	700,577
Deferred income	122,000	(61,620)
Net Cash Used by Operating Activities	$(1,273,349)	$(1,721,398)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Stock issued for fees and services	$545,309	$2,992,978
Exchanged stock for note payable and accrued interest	4,903,123	2,448,013
Income derived from debt cancellation	(161,511)	-
Income derived from relinquishment of debt	-	(270,000)
Stock issued for legal settlement	-	195,500
Stock issued for vendor payable	-	65,500
Default fee expense on notes payable	-	1,800,000

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

Name	Title	Date

/s/ Fred Zolla	President, Chief Executive Officer,	February 24, 2012
Fred Zolla	(Principal Executive Officer)

/s/ Craig Stout	Chief Operating Officer and	February 24, 2012
Craig Stout	Interim Chief Financial Officer

/s/ Kenneth Mathews	Director	February 24, 2012
Kenneth Mathews

/s/ JD Smith	Director	February 24, 2012
JD Smith