Form 10-Q
period 2011-09-30
iMedicor
filed 2012-03-07
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

There were 347,376,337 outstanding shares of the issuer’s Common Stock, $0.001 par value, on March 7, 2012.

iMEDICOR, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

iMEDICOR, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND JUNE 30, 2011

	9/30/2011	6/30/2011
ASSETS	(unaudited)	audited
Current assets:
Cash and cash equivalents - interest bearing	$54,947	$18,208
Accounts receivable, net of allowance for doubtful accounts of $-0 - at September 30, and June 30, 2011 respectively	78,002	251,780
Prepaid expenses	31,928	16,108

Total Current Assets	164,877	286,096

Property and equipment, net	-	1,345

Other assets:
Technology & Medical software	1,847,240	2,138,914
	1,847,240	2,138,914

Accounts Receivables in Litigation, net of allowance of $117,000 and $78,000 at September 30 and June 30 2011 respectively	429,000	282,000
	429,000	282,000

Total Assets	$2,441,117	$2,708,355

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term notes payable	$3,468,226	$3,293,079
Accounts payable and accrued expenses	1,968,781	1,804,101
Deferred income	65,000	182,000

Total Current Liabilities	5,502,007	5,279,180

Total Liabilities	5,502,007	5,279,180

Stockholders' Deficit
Preferred Stock, Series A par value $.001, non-cumulative, authorized 200,000,000, Issued and outstanding 28 and -0- shares as of September 30, 2011 and 2010, respectively	-	-
Preferred Stock, Series B par value $.001, non-cumulative, authorized 200,000,000, Issued and outstanding 18.75 and -0-shares as of September 30, 2011 and 2010, respectively	-	-
Common stock, par value $.001 per share, authorized 600,000,000 Issued: 347,884,722 and 332,744,934 shares; and outstanding: 347,376,337 and 332,236,739 at September 30 and June 30, 2011, respectively	347,337	332,337
Additional Paid in Capital	43,888,097	43,839,597
Less: Treasury stock, 368,407 shares at both September 30, 2011 and September 30, 2010	(508,195)	(508,195)
Accumulated deficit	(46,788,169)	(46,234,604)

Total Stockholders' Deficit	(3,060,890)	(2,570,825)

Total Liabilities and Stockholders' Deficit	$2,441,117	$2,708,355

See notes to financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	9/30/2011	9/30/2010
		Restated

Revenues
Licensing	$69,722	$48,597
Consulting	119,500	-

Total Revenue	189,222	48,597

Cost of Services	-	1,817

Gross Profit	189,222	46,780

Expenses:
Stock issued for fees and services	-	290,612
Consulting, commissions and travel	270,877	234,136
Operational fees and expenses	87,059	159,469
Professional fees	1,800	31,297
Payroll and related taxes	-	-
Depreciation and amortization	293,018	516,116
Bad debt expenses	13,000	-
Production, advertising, brochures and public relations	-	22,122

Total Expenses	665,754	1,253,752

Loss before other expenses	(476,532)	(1,206,972)

Other Income/(Expenses:)
Other income - debt cancellation	-	-
Other income - lawsuit settlements	-	-
Interest expense	(77,033)	(241,951)
Default expense	-	-
Impairment of goodwill	-	-
Other expense - Redemption Fee expense	-	-
Total Other (Expenses)	(77,033)	(241,951)

Loss before dividend	(553,565)	(1,448,923)

Dividends related to warrants issued	-	186,000

Net loss attributable to common shareholders	$(553,565)	$(1,634,923)

Net loss per share, available to common stockholders	$(0.00)	$(0.01)

Weighted average number of shares, basic and diluted	337,268,294	235,051,489

See notes to financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOSW
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
	For the Three	For the Three
	Months Ended	Months Ended
	9/30/2011	9/30/2010
		(restated)
Cash Flows From Operating Activities
Receipts from customers	$73,000	$4,257
Payments to suppliers, salaries	(197,875)	(464,179)
Interest paid	-	(8,057)
Net Cash Used in Operating Activities	(124,875)	(467,979)

Cash Flows Used in Investing Activities
Purchase of Technology & Medical software	-	(55,000)
Net Cash Used in Investing Activities	-	(55,000)

Cash Flows From Financing Activities
Payments on bank note payable	-	(21,665)
Short term loans	161,614	-
Sale of common stock	-	459,000
Net Cash Provided by Financing Activities	161,614	437,335

Net Increase/(Decrease) in Cash	36,739	(85,644)

Cash at the Beginning of Period	18,208	86,644

Cash at End of Period	$54,947	$1,000

Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net loss	$(553,565)	$(1,448,923)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Allowance for bad debt	13,000	-
Impairment of technology asset	-	-
Depreciation & amortization	293,018	516,115
Stock issued for accrued consulting fees	-	290,612
Changes in:
Trade receivables	13,778	(44,340)
Prepaid expenses	(15,820)	1,990
Accounts payable and accrued expenses	164,681	(17,327)
Accrued interest payable	77,033	233,894
Deferred income	(117,000)	-
Net Cash Used by Operating Activities	$(124,875)	$(467,979)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Stock issued for fees and services	$-	$290,612
Exchanged stock for note payable and accrued interest	63,500	-

See notes to financial statements.

iMEDICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011

1.           BASIS OF PRESENTATION

iMedicor, Inc., formerly Vemics, Inc. (the “Company”), builds portal-based, virtual work and learning environments  in healthcare and related industries. Our focus is twofold: iMedicor, our web-based portal which allows Physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations.   The iMedicvor portal is called SocialHIE (Health Information Exchange), and includes its ClearLobby technology. ClearLobby is our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.  Our solutions allow physicians to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.  Our second focus is consulting with Medical Practices and Dental Practices to assist them in becoming “Meaningful Use” compliant and positioning these practices to receive the Federal Incentive funds to underwrite the transition from a paper to an electronic health records system. iMedicor began this service as an official agent of the NJ-HITEC / REC project working with primary care practices. Recently, iMedicor has expanded into specialists and dental practices.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2011.

2.           GOING CONCERN

From inception through September 30, 2010, the Company had been devoting substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $46,788,000 and $46,234,000 at September 30, 2011 and at June 30, 2011, respectively.  The Company’s activities have been primarily financed through convertible debentures and private placements of equity.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. No formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

4.           NET EARNING (LOSS) PER SHARE

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

5.           WARRANTS

As of September 30, 2011, the Company has issued warrants to purchase shares  of Common Stock reserved for issuance upon exercise to various shareholders and service providers according to the schedule below:

No. Shares
Issuable on Exercise	Expiration	Exercise Price
1,239,999	2011	$0.60
4,000,000	2013	$0.04
4,840,000	2013	$0.03
8,800,000	2014	$0.03
16,160,000	2013 – 2015	$0.05

Management has reserved the right to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels.

6.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company has capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with the completion of the iMedicor portal, which was included in the asset purchase of Nuscribe.  The iMedicor portal was launched in late October 2007 and we have begun to amortize its cost on a straight-line basis over 60 months.  Amortization expenses were $2,056,033 for the year ended June 30, 2011.  The Company accounts for impairment of technology assets in accordance with recently issued and adopted accounting pronouncements, which require that technology with indefinite useful lives should be amortized, but also be tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment.  The Company has evaluated the technology and medical software for impairment as of June 30, 2011 for and has determined that the asset be impaired by $854,094.

	9/30/2011	6/30/2011
Technology and medical software	$10,238,894	$10,238,894
Less: Accumulated Amortization	7,537,560	7,245,886
Less: Impairment as of June 30, 2011	854,094	854,094

	$1,847,240	$2,138,914

7.           SHORT TERM NOTES PAYABLE

Terms of convertible debentures

Amount outstanding*		Interest Rate	Conversion Features
$	**150,000	17.98%	convertible into common shares at $0.45 per share
	118,059	8.00%	convertible into common shares at $0.03 per share
	226,361	15.00%	convertible into common shares at $0.05 per share
	57,301	8.00%	convertible into common shares at $0.05 per share
	$551,721	Total

Terms of the notes payable vary from 0% to 18% interest.

	2011	2010
Company	$2,784,408	-
Individual – Former Director	340-359	1,871,661
Individual	318,459	20,000
Trust	15,000	15,000
Individual – Former Director	10,000	10,000
Total	$3,468,226	$1,916,661

8.           ISSUANCE OF PREFERRED AND STOCK IN EXCHANGE FOR DEBT

On August 24, 2011 a note holder exchanged a note in the principal amount of $50,000 plus accrued interest for 1/2 share of the company’s Series “B” Preferred Stock.  Each full share of Series “B” Preferred Stock represents a 1% ownership interest in the Company on a non-dilutive basis and is convertible into shares of the Company’s Common Stock after the 12 month anniversary of the issuance of such share of Series “B” Preferred Stock.  Each full share of Series “B” Preferred Stock also carries a cumulative quarterly dividend of 4.5% of the original purchase price for the first two quarters after the issuance of such share and a cumulative 2.5% quarterly dividend thereafter, payable in the Company’s Common Stock or cash, at the Company’s option.  The Series “B” Preferred stock is non-cumulative.

9.           REVENUE

The Company has recorded income in the quarter ended September 30, 2011 from Mass Mutual Insurance in the amount of $65,000.  Mass Mutual has refused to pay citing unenforceable contracts.  iMedicor has instituted legal proceedings against Mass Mutual and is confident that we will collect all amounts due plus legal fees associated with the lawsuits.  The company has taken an allowance for bad debt relating to this receivable of 20% on the gross amount for the quarter, however the attorneys representing the company have indicated that the entire amount should be collectable.

10.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through March 6, 2012, the date the accompanying financial statements were issued and have found no material events to report.

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

We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2012.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results.

Overview

The Company has built a portal-based, virtual work, learning and communication/collaboration environment for healthcare and related industries called iMedicor. Our primary focus shifted with our development of  iMedicor, over 4 years ago.  The portal has been in active use by physicians for approximately 3 ½   years.  iMedicor has developed its Network to include “interoperability” or the ability to securely transport and exchange, electronically, all forms of medical documentation between the vast array of disparate healthcare systems.  One of the key components of the Federal “Meaningful Use” guidelines to be eligible for stimulus funds is interoperability. iMedicor has solved that problem with its HIPAA compliant, interoperable communications network, now referred to as iMedicor’s SocialHIE.

The iMedicor Portal was initially launched in October of 2007.  In February of 2009 we launched version 2.0 of the Portal with completely redesigned functionality and security.  During the redesign phase we focused less on increasing membership and more on working with a core group of physician members to address functionality within the site and make recommended changes for the launch of the 2.0 version. Last fiscal year the subscription model for iMedicor switched from a free service for all users to a $24.95 per month subscription service per physician user, with reduced rates for administrative staff within a physician’s office.  As part of the shift we offered all existing members as well as new members, a sixty-day trial period at no cost.  The percentage of users who agreed to convert from our free service to paying was not what we had hoped at less than 10%.  Therefore, we are currently revamping the cost structure and our membership acquisition efforts.  Rather than market ourselves as a stand-alone solution, we are partnering with EHR network, insurance, clearinghouses, PPO’s, MCO’s and other complimentary technology companies that have established membership bases and paying users, to offer a more robust and complete solution.

Currently the company has several pilots running with partners, that if successful could evolve into a boost in paying membership to approximately 40,000 members by the end of calendar 2012, representing gross revenues to iMedicor of approximately $800,000 per month, representing more than 5 times our current cash needs.  There are several more relationships that the company is in the development stage of now which could boost that number dramatically   As we build this paying customer base over time, the Company has also initiated a new line of revenue generating business in conjunction with the State of New Jersey HITEC, a Regional Extension Center of the Health Information Technology for Economic and Clinical Health Act, or the "HITECH Act".  Among other things, the HITECH Act provides federal incentive dollars to physicians adopting EMR systems prior to the federally mandated 2014 deadline. The Company is acting as a health IT consultant with NJ-HITEC in its efforts to promote meaningful use of Electronic Health Records among New Jersey-based providers.  In the quarter ending September 30, 2011 the company generated approximately $110,000 in revenue from the NJ HITEC program.  It is the company’s intention to develop more of these programs with other regional HITEC authorities. The HITEC project participation is becoming a viable stepping stone to further the iMedicor SocialHIE deployment.

Our revenue has increased due largely to a legacy contract which is still in place, however we continue to be encouraged by the increase in revenue being generated by the new programs which have just come into effect including the NJ-HITEC Program.

As of September 30, 2011, we require approximately $150,000 per month to fund our operations.  This amount has consistently decreased over the past several quarters and the company continues to consolidate its operations until such a time as revenue is able to exceed operational costs,  This amount is expected to increase as we expand our sales and marketing efforts and continue to develop new products and services; however we do not have the funds available to increase our operations to date  As of the date of this report the Company has reduced operations to a bare minimum to conserve what cash is available and costs have been further reduced from the $150,000 per month needed.

We are currently seeking up to $4,000,000 in capital through a private placement of preferred stock, and have received a signed subscription agreement from an accredited investor for $2,000,000, payable in two tranches of $1,000,000 however, due to delays in finalizing other initiatives outside of iMedicor, the investor has not to date been able to make the first tranche payment.  As of the date of this report no funds have been received in association with the above subscription agreement, and we have been reliant on two of the Company’s major investors and its employees and management to fund critical operational costs, however not all costs have been able to be met.  For example,  in the quarter ended September 30, 2011 the company was only able to meet 55% of its payroll obligations to its staff, and that trend is expected to continue until either revenue exceeds expenses or the company receives a large influx of investment capital. While we are seeking this funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we are seeking.  The exact amount of funds raised and revenue generated will determine how aggressively we can grow and what additional projects we will be able to undertake.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended September 30, 2011,, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three months ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30
	(unaudited)
	2011	2010
Net Sales and Revenues	$189,222	$48,597
Cost of Services	-	1,817
Gross Profit	189,222	46,780

Operational General and Administrative Expenses	372,736	737,636
Depreciation and amortization	293,018	516,116
Total Expenses	665,754	1,253,752
Loss before other income (expense)	$(476,532)	$(1,206,972)

Revenues

The Company's revenues for the three months ended September 30, 2011 increased to $189,222 from $48,597 for the three months ended September 30, 2010, or approximately 289%.  This is due primarily to the new line of revenue being generated through our contract with NJ-HITEC.

Cost of Services

The company is no longer recognizing cost of sales as the costs associated with sales have consistently been less that 0.5% during  the last several quarters.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the quarter ending September 30, 2011 decreased to $372,736from $737,636,  or approximately 49%.  This decrease reflects the Company’s continued effort to consolidate operations until such time that it can sustain growth through revenue generation or a significant infusion of investment capital.

Depreciation and Amortization

Depreciation and Amortization expenses for the quarter ended September 30, 2011 decreased to $293,018 from $516,116 for the quarter ending September 30, 2010.  On June 30, 2011 the company tested its medical technology and software for impairment and found it to be impaired.  The current depreciation number reflects depreciation after impairment, with a new finite life of the asset based on current revenue generating contracts in hand.

Loss from Operations

Income (loss) from operations for the quarter ended September 30, 2011 totaled ($476,532) compared to ($1,206,972) for the quarter ended September 30, 2010, or a decrease of 60%.  The decrease in loss from operations for the quarter ended September 30, 2011 is attributed to several items: the company’s increase in revenue; the reduced depreciation amount of its technology medical software, and; the election not to increase operations by issuing stock for fees.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive and Chief Financial Officers, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective so that that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management in order to allow for timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management has determined that, as of September 30, 2011, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and disclosure controls and procedures are related to the lack of segregation of duties due to the size of our accounting department, and limited enterprise resource planning systems. When our financial position improves, we intend to hire additional personnel and implement enterprise resource planning systems required to remedy such deficiencies.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

4.1	Secured Convertible Promissory Note of the Company dated April 18, 2009*

4.2	Modification Agreement dated March 31, 2011**

4.3	Secured Convertible Promissory Note dated March 31, 2011**

4.4	Series “A” Preferred Stock Description**

4.5	Series "B" Preferred Stock Subscription Agreement**

4.6	Series “B” Preferred Stock Description**

4.7	Form of Note dated August 24, 2011

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*           Incorporated by reference to the Company’s 8-K filing dated May 5, 2009
**       Incorporated by reference to the Company’s 8-K filing dated January 18, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMedicor, Inc. (Registrant)

Date: March 7, 2012	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2012	By:	/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer (Principal Accounting Officer)