Form 10-Q
period 2011-12-31
iMedicor
filed 2012-03-09
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

There were 347,376,527 outstanding shares of the issuer’s  Common Stock, $0.001 par value, on March 9, 2012.

iMEDICOR, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
iMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	12/31/2011	6/30/2011
ASSETS	(unaudited)	audited
Current assets:
Cash and cash equivalents - interest bearing	$22,968	$18,208
Accounts receivable, net of allowance for doubtful accounts of $-0 - at December 31, 2011 and June 30, 2011	73,280	251,780
Prepaid expenses	32,304	16,108

Total Current Assets	128,552	286,096

Other assets:
Technology & Medical software	1,555,567	2,138,914
	1,555,567	2,138,914

Accounts Receivables in Litigation, net of allowance of $130,000 and $26,000 at December 31, 2011 and 2010 respectively	416,000	282,000
	416,000	282,000

Total Assets	$2,100,119	$2,708,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	3,685,809	3,293,079
Accounts payable and accrued expenses	2,119,178	1,804,101
Deferred income	-	182,000

Current and Total Liabilities	5,788,911	5,279,180

Stockholders' Equity
Preferred Stock, Series A par value $.001, non- cumulative authorized 200,000,000Issued and outstanding 28 and 28 shares, as of December 31, 2011 and June 30, 2011, respectively	-	-
Preferred Stock, Series B par value $.001, non- cumulative authorized 200,000,000 Issued and outstanding 18.75 and 18.75 shares, as of December 31, 2011 and June 30, 2011, respectively	-	-
Common stock, par value $.001 per share, authorized 600,000,000 Issued: 347,744,944 and 332,744,944 shares; and Outstanding: 347,376,537 and 332, 376,537 at December 31, 2011 And June 30, 2011, respectively	347,377	332,337
Additional Paid in Capital	43,888,097	43,839,597
Less: Treasury stock, 368,407 shares at both December 31, 2011 and June 30, 2011	(508,195)	(508,195)
Accumulated deficit	(47,416,071)	(46,234,604)

Total Stockholders' Equity	(3,688,792)	(2,570,825)

Total Liabilities and Stockholders' Equity	$2,100,119	$2,708,355

See notes to Condensed Consolidated Financial Statements (unaudited).

iMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	For the	For the
	3 mos ended	3 mos ended
	12/31/2011	12/31/2010

Revenues
Licensing	$69,722	$101,136
Consulting	93,000	-

Total Revenues	162,722	101,136

Expenses:
Stock issued for fees and services	-	254,697
Consulting, commissions and travel	300,757	157,182
Operational fees and expenses	94,792	132,339
Professional fees	16,850	12,695
Payroll and related taxes	-	-
Depreciation and amortization	291,673	514,695
Bad debt expenses	13,000	13,000
Production, advertising, brochures and public relations	-	5,000

Total Expenses	717,072	1,089,608

Loss before other expenses	(554,350)	(988,472)

Other Income/(Expenses:)
Other income - debt cancellation	-	91,511
Interest expense	(73,551)	(77,352)
Total Other Income/(Expenses)	(73,551)	14,159

Loss before dividend	(627,901)	(974,313)

Dividends related to warrants issued	-	-

Net loss attributable to common shareholders	$(627,901)	$(974,313)

Net loss per share, available to common stockholders	$(0.00)	$(0.00)

Weighted average number of shares, basic and diluted	347,376,537	273,859,755

See notes to Condensed Consolidated Financial Statements (unaudited).

iMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the
	6 mos ended	6 mos ended
	12/31/2011	12/31/2010
		Restated

Revenues
Licensing	$139,444	$101,136
Consulting	212,500	-

Total Revenues	351,944	149,733

Expenses:
Stock issued for fees and services	-	545,309
Consulting, commissions and travel	571,364	391,318
Operational fees and expenses	181,851	293,596
Professional fees	18,650	43,992
Payroll and related taxes	36,000	-
Depreciation and amortization	584,691	1,030,811
Bad debt expenses	26,000	13,000
Production, advertising, brochures and public relations	-	27,152

Total Expenses	1,382,826	2,345,178

Loss before other expenses	(1,030,882)	(2,195,445)

Other Income/(Expenses:)
Other income - debt cancellation	-	91,511
Interest expense	(150,584)	(319,303)
Total Other Income/(Expenses)	(150,584)	(227,792)

Loss before dividend	(1,181,466)	(2,423,237)

Dividends related to warrants issued	-	186,000

Net loss attributable to common shareholders	$(1,181,466)	$(2,609,237)

Net loss per share, available to common stockholders	$(0.00)	$(0.01)

Weighted average number of shares, basic and diluted	342,241,120	235,051,489

See notes to Condensed Consolidated Financial Statements (unaudited).

iMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	6 mos ended	6 mos ended
	12/31/2011	12/31/2010
		Restated
Cash Flows From Operating Activities
Receipts from customers	$175,444	$(4,047)
Payments to suppliers, salaries	(476,330)	(858,131)
Other income	91,511
Interest paid	(10,968)	4,989
Net Cash Used in Operating Activities	(311,854)	(765,678)

Cash Flows Used in Investing Activities
Purchase of Technology & Medical software	-	(55,000)
Net Cash Used in Investing Activities	-	(55,000)

Cash Flows From Financing Activities
Payments on bank note payable	-	(29,242)
Payments on notes payable	-	(80,000)
Short term loans	316,614	384,500
Sale of common stock	-	459,000
Net Cash Provided by Financing Activities	316,614	734,258

Net Increase/(Decrease) in Cash	4,760	(86,420)

Cash at the Beginning of Period	18,208	86,644

Cash at End of Period	$22,968	$224

Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net loss	$(1,181,466)	$(2,423,236)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Allowance for bad debt	26,000	13,000
Depreciation & amortization	584,691	1,030,810
Stock issued for accrued consulting fees	-	545,308
Changes in:
Trade receivables	18,500	(152,780)
Prepaid expenses	(16,195)	(1,395)
Accounts payable and accrued expenses	299,001	(100,677)
Accrued interest payable	139,615	324,292
Deferred income	(182,000)	(1,000)
Net Cash Used by Operating Activities	$(311,854)	$(765,678)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Stock issued for fees and services	$-	$545,308
Exchanged stock for note payable and accrued interest	63,500	4,651,960

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 31, 2011

1.           BASIS OF PRESENTATION

iMedicor, Inc., formerly Vemics, Inc. (the “Company”), builds portal-based, virtual work and learning environments  in healthcare and related industries. Our focus is twofold: iMedicor, our web-based portal which allows Physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations.   The iMedicor portal is called SocialHIE (Health Information Exchange), and includes its ClearLobby technology. ClearLobby is our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.  Our solutions allow physicians to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.  Our second focus is consulting with Medical Practices and Dental Practices to assist them in becoming “Meaningful Use” compliant and positioning these practices to receive the Federal Incentive funds to underwrite the transition from a paper to an electronic health records system. iMedicor began this service as an official agent of the NJ-HITEC / REC project working with primary care practices. Recently, iMedicor has expanded into specialists and dental practices.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and six month period ended December 31, 2011, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2011.

2.           GOING CONCERN

From inception through December 31, 2011, the Company had devoted substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $47,400,000 and $46,234,000 at December 31, 2011 and at June 30, 2011, respectively.  The Company’s activities have been primarily financed through convertible debentures and private placements of equity.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. No formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

5.           WARRANTS

As of December 31, 2011, the Company has issued warrants to purchase shares  of Common Stock reserved for issuance upon exercise to various shareholders and service providers according to the schedule below:

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

	12/31/2011	6/30/2011
	(unaudited)	(audited)
Technology and medical software	$10,238,894	$10,238,894
Less: Accumulated Amortization	7,829,233	7,245,886
Less: Impairment as of June 30, 2011	854,094	854,094

	$1,555,567	$2,138,914

7.           SHORT TERM NOTES PAYABLE

Terms of convertible debentures

Amount outstanding*		Interest Rate	Conversion Features
$	**150,000	17.98%	convertible into common shares at $0.45 per share
	120,155	8.00%	convertible into common shares at $0.03 per share
	233,575	15.00%	convertible into common shares at $0.05 per share
	58,821	8.00%	convertible into common shares at $0.05 per share
	$562,551	Total

Terms of the notes payable vary from 0% to 18% interest.

	12/31/2011	6/30/2011
	(unaudited)	(audited)
Company	$2,439,439	2,601,219
Individual – Former Director	340,359	77,925
Individual	318,459	50,000
Trust	15,000	15,000
Individual – Former Director	10,000	10,000
Total	$3,123,257	$2,754,144

8.           REVENUE

The Company has recorded income in the quarter ended December 31, 2011 from Mass Mutual Insurance in the amount of $65,000.  Mass Mutual has refused to pay citing unenforceable contracts.  iMedicor has instituted legal proceedings against Mass Mutual and is confident that we will collect all amounts due plus legal fees associated with the lawsuits.  The company has taken an allowance for bad debt relating to this receivable of 20% on the gross amount for the quarter; however the attorneys representing the company have indicated that the entire amount should be collectable.

9.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through March 9, 2012, the date the accompanying financial statements were issued and have found no material events to report.

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

Overview

The Company has built a portal-based, virtual work, learning and communication/collaboration environment for healthcare and related industries called iMedicor. Our primary focus shifted with our development of  iMedicor, over 4 years ago.  The portal has been in active use by physicians for approximately 3 1/2   years.  iMedicor has developed its Network to include “interoperability” or the ability to securely transport and exchange, electronically, all forms of medical documentation between the vast array of disparate healthcare systems.  One of the key components of the Federal “Meaningful Use” guidelines to be eligible for stimulus funds is interoperability. iMedicor has solved that problem with its HIPAA compliant, interoperable communications network, now referred to as iMedicor’s SocialHIE.

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

Currently the company has several pilots running with partners, that if successful could evolve into a boost in paying membership to approximately 40,000 members by the end of calendar 2012, representing gross revenues to iMedicor of approximately $800,000 per month, representing more than 5 times our current cash needs.  There are several more relationships that the company is in the development stage of now which could boost that number dramatically   As we build this paying customer base over time, the Company has also initiated a new line of revenue generating business in conjunction with the State of New Jersey HITEC, a Regional Extension Center of the Health Information Technology for Economic and Clinical Health Act, or the "HITECH Act".  Among other things, the HITECH Act provides federal incentive dollars to physicians adopting EMR systems prior to the federally mandated 2014 deadline. The Company is acting as a health IT consultant with NJ-HITEC in its efforts to promote meaningful use of Electronic Health Records among New Jersey-based providers.  In the quarter ending December 31, 2011 the company generated approximately $93,000 in revenue from the NJ HITEC program.  It is the company’s intention to develop more of these programs with other regional HITEC authorities. The HITEC project participation is becoming a viable stepping stone to further the iMedicor SocialHIE deployment.

As of December 31, 2011, we require approximately $150,000 per month to fund our operations.  This amount has consistently decreased over the past several quarters and the company continues to consolidate its operations until such a time as revenue is able to exceed operational costs,  This amount is expected to increase as we expand our sales and marketing efforts and continue to develop new products and services; however we do not have the funds available to increase our operations to date  As of the date of this report the Company has reduced operations to a bare minimum to conserve what cash is available and costs have been further reduced from the $150,000 per month needed.

We are currently seeking up to $4,000,000 in capital through a private placement of preferred stock, and have received a signed subscription agreement from an accredited investor for $2,000,000, payable in two tranches of $1,000,000 however, due to delays in finalizing other initiatives outside of iMedicor, the investor has not to date been able to make the first tranche payment.  As of the date of this report no funds have been received in association with the above subscription agreement and we have been reliant on two of the Company’s major investors and its employees and management to fund critical operational costs, however not all costs have been able to be met.  For example,  in the quarter ended December 30, 2011 the company was only able to meet approximately 53% of its payroll obligations to its staff, and that trend has continued into the current quarter, with the company having met less than 1% of its payroll obligations to date in calendar 2012. While we are seeking funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we are seeking.  The exact amount of funds raised and revenue generated will determine how aggressively we can grow and what additional projects we will be able to undertake.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended December 30, 2011,, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three months ended December 31, 2011 Compared to Three Months Ended December 31, 2010

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended December 31
	2011	2010
	(unaudited)	(Restated)
Revenue	$162,772	$101,136

Operational General and Administrative Expenses	425,399	576,635
Depreciation and amortization	291,673	514,695
Total Expenses	717,072	1,091,330
Loss before other income (expense)	$(554,350)	$(988,472)

Revenues

The Company's revenues for the three months ended December 31, 2011 increased by approximately 60% to $162,772 from $101,136 in the three months ended December 31, 2010.  The increase in revenue is due largely to the new line of revenue generating business in conjunction with the State of New Jersey HITEC.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the quarter ending December 31, 2011 decreased to $425,399 from $576,635, for the quarter ending December 31, 2010 or approximately 26%.  This decrease reflects the Company’s continued effort to consolidate operations until such time that it can sustain growth through revenue generation.

Depreciation and Amortization

Depreciation and Amortization expenses decreased to 291,673 for the quarter ended December 31, 2011 from $514,695, for the quarter ending December 31, 2010.  On June 30, 2011 the company tested its medical technology and software for impairment and found it to be impaired.  The current depreciation number reflects depreciation after impairment, with a new finite life of the asset based on current revenue generating contracts in hand.

Loss from Operations

Income (loss) from operations for the quarter ended December 31, 2011 totaled ($554,350) compared to ($988,472) for the quarter ended December 31, 2010 or a decrease of approximately 44%.  The decrease in loss from operations for the quarter ended December 31, 2011 is primarily due to the increase in revenue from a new line of business, the company’s continued consolidation of operations and the significant decrease in amortization of our technology.

Results of Operations

Six months ended December 31, 2011 Compared to Six Months Ended December 31, 2010

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Six Months Ended December 31
	2011	2010
	(unaudited)	(restated)
Revenue	$351,944	$149,733

Operational General and Administrative Expenses	798,135	769,058
Depreciation and amortization	584,691	1,030,811
Stock issued for fees and services	-	545,309
Total Expenses	1,382,826	2,345,178
Loss before other income (expense)	$(1,030,882)	$(2,195,445)

Revenues

The Company's revenues for the six months ended December 31, 2011 increased by approximately 135% to $351,944 from $149,733 in the six months ended December 31, 2010.  The increase in revenue is due primarily the new line of revenue generating business in conjunction with the State of New Jersey HITEC.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the six months ending December 31, 2011 increased slightly to $798,135, from $769,058 for the six months ending December 31, 2010 or approximately 3.7%.  This increase is attributed to the company electing to consolidate operations rather than issue stock as fees for services.  In six months ended December 31, 2010 the company issued stock valued at $545,309 as fees for services.  In the same period in 2011 it issued none.

Depreciation and Amortization

Depreciation and Amortization expenses decreased to $584,691 for the six months ended December 31, 2011 from $1,030,811, for the quarter ending December 31, 2010.  On June 30, 2011 the company tested its medical technology and software for impairment and found it to be impaired.  The current depreciation number reflects depreciation after impairment, with a new finite life of the asset based on current revenue generating contracts in hand

Loss from Operations

Income (loss) from operations for the six months ended December 31, 2011 decreased by $1,164,563 to ($1,030,882) as compared to ($2,195,445) for the six months ended December 31, 2010, or approximately 53%.  The decrease in loss from operations for the quarter ended December 31, 2011 is primarily due to the increase in revenue from a new line of business, the company’s continued consolidation of operations and the significant decrease in amortization of our technology.

Liquidity and Capital Resources

Cash and cash equivalents were $22,968 at December 31, 2011 compared to $18,208 at June 30, 2011.

Net cash used by operating activities was $311,854 for the six months ended December 31, 2011 as compared to $765,678 for the six months ended December 31, 2010, representing a decrease of approximately 59%.  This is attributed to the lack of investment capital available and the company’s inability to off-set that lack with revenues.

Net cash used by investing activities was $-0- for the six months ended December 31, 2011 as compared to cash used by investing activities of $55,000 for the six months ended December 31, 2010.

Net cash provided by financing activities was $316,614 for the six  months ended December 31, 2011 as compared to net cash used by financing activities of $734,258 for the six  months ended December 31, 2010, or a decrease of approximately 57%.  This reflects the difficulties as a smaller reporting company in raising capital in the current market.

Due to our serious cash position and the lack of adequate sales revenue as the iMedicor portal has not yet begun to generate any significant sales, the Company has continued to reduce costs where possible, including eliminating non-essential staff positions and eliminating non-essential operating costs as well as reducing salaries and benefits of current employees.

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

Management has determined that, as of December 31, 2011, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three-months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

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

iMedicor, Inc. (Registrant)

Date: March 9, 2012	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2012	By:	/s/ Craig Stout
Craig Stout
Interim Chief Financial Officer (Principal Accounting Officer)