Form 10-Q
period 2012-03-31
iMedicor
filed 2012-05-30
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

There were 347,376,527 outstanding shares of the issuer’s  Common Stock, $0.001 par value, on May 22, 2012.

IMEDICOR, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2012

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	3/31/2012	6/30/2011
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents - interest bearing	$29,523	$18,208
Accounts receivable, net of allowance for doubtful accounts of $-0 - at March 31, 2012 and June 30, 2011	78,480	251,780
Prepaid expenses	30,593	16,108

Total Current Assets	138,596	286,096

Property and equipment, net	-	1,345

Other assets:
Technology & Medical software	1,263,894	2,138,914
	1,263,894	2,138,914

Accounts Receivables in Litigation, net of allowance of $145,630 at March 31, 2012 and $26,000 at June 30, 2011 respectively	409,370	282,000
	409,370	282,000

Total Assets	$1,811,860	$2,708,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$3,794,711	$3,293,079
Accounts payable and accrued expenses	2,331,157	1,804,101
Deferred income	-	182,000

Total Current Liabilities	6,125,868	5,279,180

Total Liabilities	6,125,868	5,279,180

Stockholders' Deficiency
Preferred Stock, Series A par value $.001, authorized 200,000,000 Issued and outstanding 28 and -0- shares as of March 31, 2011 and June 30, 2011, respectively	-	-
Preferred Stock, Series B par value $.001, authorized 200,000,000 Issued and outstanding 18.75 and -0- shares as of March 31, 2012 and June 30, 2011, respectively	-	-
Common stock, par value $.001 per share, authorized 600,000,000 Issued 347,744,934 and 332,744,934 shares; and Outstanding: 347,376,527 and 332,376,527 at March 31, 2012 and June 30, 2011, respectively	347,377	332,377
Additional Paid in Capital	44,074,097	43,839,597
Less: Treasury stock, 368,407 shares at both March 31, 2012 and June 30, 2011	(508,195)	(508,195)
Accumulated deficit	(48,227,287)	(46,234,604)

Total Stockholders' Deficiency	(4,314,008)	(2,570,825)

Total Liabilities and Stockholders' Deficiency	$1,811,860	$2,708,355

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	3 mos ended	3 mos ended
	3/31/2012	3/31/2011
	(unaudited)	(unaudited)

Revenues	$284,941	$133,996

Expenses:
Stock issued for fees and services	-	-
Consulting, commissions and travel	322,944	245,962
Operational fees and expenses	130,840	146,926
Professional fees	26,678	46,597
Depreciation and amortization	291,673	512,853
Bad debt expenses	71,630	-
Production, advertising, brochures and public relations	-	38,274

Total Expenses	843,765	990,612

Loss before other expenses	(558,824)	(856,616)

Other Income/(Expenses:)
Other income - debt cancellation	-	-
Interest expense	(82,469)	(84,052)
Total Other Income/(Expenses)	(82,469)	(84,052)

Loss before dividend	(641,293)	(940,668)

Dividends related to warrants issued	-	-

Net loss attributable to common shareholders	$(641,293)	$(940,668)

Net loss per share, available to common stockholders	$(0.00)	$(0.00)

Weighted average number of shares, basic and diluted	347,376,990	310,774,827

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	9 mos ended	9 mos ended
	3/31/2012	3/31/2011
	(unaudited)	(unaudited)

Revenues	$637,295	$477,119

Expenses:
Stock issued for fees and services	-	545,309
Consulting, commissions and travel	877,250	687,902
Operational fees and expenses	319,513	392,530
Professional fees	46,228	57,492
Depreciation and amortization	876,364	1,545,506
Bad debt expenses	97,630	-
Production, advertising, brochures and public relations	10,015	62,699

Total Expenses	2,227,000	3,291,438

Loss before other expenses	(1,589,705)	(2,814,319)

Other Income/(Expenses:)
Other income - debt cancellation	-	91,511
Interest expense	(216,977)	(403,355)
Total Other Income/(Expenses)	(216,977)	(311,844)

Loss before dividend	(1,806,682)	(3,126,163)

Dividends related to warrants issued	-	186,000

Net loss attributable to common shareholders	$(1,806,682)	$(3,312,163)

Net loss per share, available to common stockholders	$(0.01)	$(0.01)

Weighted average number of shares, basic and diluted	343,940,626	304,659,743

See notes to Condensed Consolidated Financial Statements (unaudited).

 IMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	9 mos ended	9 mos ended
	3/31/2012	3/31/2011
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Receipts from customers	$403,344	$46,829
Payments to suppliers, salaries	(740,184)	(1,064,165)
Interest paid	(16,959)	(196,424)
Net Cash Used in Operating Activities	(353,799)	(1,213,760)

Cash Flows Used in Investing Activities
Purchase of Technology & Medical software	-	(55,000)
Net Cash Used in Investing Activities	-	(55,000)

Cash Flows From Financing Activities
Payments on bank note payable	-	(59,181)
Payments on notes payable	(3,500)	(15,000)
Short term loans	368,614	773,297
Sale of common stock	-	484,000
Net Cash Provided by Financing Activities	365,114	1,183,116

Net Increase/(Decrease) in Cash	11,315	(85,644)

Cash at the Beginning of Period	18,208	86,644

Cash at End of Period	$29,523	$1,000

Reconciliation of Net Loss to Net Cash Used in Operating Activities
Net loss	$(1,806,682)	$(3,126,163)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Allowance for bad debt	97,630	-
Depreciation & amortization	876,364	1,545,506
Stock issued for accrued consulting fees	-	545,309
Income derived from relinquishment of debt	-	(91,511)
Changes in:
Trade receivables	(51,700)	(426,280)
Prepaid expenses	(14,485)	(6,273)
Accounts payable and accrued expenses	527,056	146,721
Accrued interest payable	200,018	206,931
Deferred income	(182,000)	(8,000)
Net Cash Used in Operating Activities	$(353,799)	$(1,213,760)

Supplemental disclosures:
Schedule of Noncash Investing and Financing Transactions:
Stock issued for fees and services	$-	$545,309
Exchanged stock for note payable and accrued interest	63,500	4,651,960
Income derived from relinquishment of debt	-	(91,511)

See notes to Condensed Consolidated Financial Statements (unaudited).

IMEDICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted principles in the United States for full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three and nine month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Form 10-K for the fiscal year ended June 30, 2011.

2.           GOING CONCERN

From inception through March 31, 2012, the Company had devoted substantially all of its efforts to research and development of its technologies, acquisition of equipment and raising capital.  The Company has incurred operating losses to date and has an accumulated deficit of approximately $48,227,000 and $46,235,000 at March 31, 2012 and at June 30, 2011, respectively.  The Company’s activities have been primarily financed through convertible debentures and private placements of equity.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. No formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

5.           WARRANTS

As of March 31, 2012, the Company has issued warrants to purchase shares  of Common Stock reserved for issuance upon exercise to various shareholders and service providers according to the schedule below:

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

	3/31/2012	6/30/2011
Technology and medical software	$10,238,894	$10,238,894
Less: Accumulated Amortization	8,120,906	7,245,886
Less: Impairment as of June 30, 2011	854,094	854,094

	$1,263,894	$2,138,914

7.           SHORT TERM NOTES PAYABLE

Terms of convertible debentures

Amount outstanding	Interest Rate	Conversion Features
$150,000	17.98%	convertible into common shares at $0.45 per share
120,155	8.00%	convertible into common shares at $0.03 per share
233,575	15.00%	convertible into common shares at $0.05 per share
58,821	8.00%	convertible into common shares at $0.05 per share
$562,551	Total

Terms of the notes payable vary from 0% to 18% interest.

3/31/2012
Company	$2,504,008
Individual – Former Director	384,613
Individual	318,459
Trust	15,000
Individual – Former Director	10,000
Total	$3,232,160

8.           REVENUE

The Company has recorded income in the quarter ended March 31, 2012 from Mass Mutual Insurance in the amount of $65,000.  Mass Mutual has refused to pay citing unenforceable contracts.  iMedicor has instituted legal proceedings against Mass Mutual.  The company has taken an allowance for bad debt relating to this receivable of 26% on the gross amount for the quarter; however the attorneys representing the company have indicated that the entire amount should be collectable.

9.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 30, 2012, the date the accompanying financial statements were issued and have found no material events to report.

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

Currently the company has several pilots running with partners, that if successful could evolve into a boost in paying membership to approximately 40,000 members by the end of calendar 2012, representing gross revenues to iMedicor of approximately $800,000 per month, representing more than 5 times our current cash needs.  There are several more relationships that the company is in the development stage of now which could boost that number dramatically   As we build this paying customer base over time, the Company has also initiated a new line of revenue generating business in conjunction with the State of New Jersey HITEC, a Regional Extension Center of the Health Information Technology for Economic and Clinical Health Act, or the "HITECH Act".  Among other things, the HITECH Act provides federal incentive dollars to physicians adopting EMR systems prior to the federally mandated 2014 deadline. The Company is acting as a health IT consultant with NJ-HITEC in its efforts to promote meaningful use of Electronic Health Records among New Jersey-based providers.  In the quarter ended March 31, 2012 the company generated approximately $71,000 in revenue from the NJ HITEC program.  It is the company’s intention to develop more of these programs with other regional HITEC authorities. The HITEC project participation is becoming a viable stepping stone to further the iMedicor SocialHIE deployment.

As of March 31, 2012, we require approximately $150,000 per month to fund our operations.  This amount has consistently decreased over the past several quarters and the company continues to consolidate its operations until such a time as revenue is able to exceed operational costs,  This amount is expected to increase as we expand our sales and marketing efforts and continue to develop new products and services; however we do not have the funds available to increase our operations or to pay off prior debts to date.  As of the date of this report the Company has reduced operations to a bare minimum to conserve what cash is available and costs have been further reduced from the $150,000 per month needed.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended December 30, 2011, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three months ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31
	2012	2011
	(unaudited)	(unaudited)
Revenues	$284,941	$133,996

Operational General and Administrative Expenses	552,092	477,759
Depreciation and amortization	291,673	512,853
Total Expenses	843,765	990,612
Loss before other income (expense)	$(558,824)	$(856,616)

Revenues

The Company's revenues for the three months ended March 31, 2012 increased by approximately 209% to $284,941 from $133,996 in the three months ended March 31, 2011.  The increase in revenue is due largely to 4 items:

1.	There is a new line of revenue generating business in conjunction with the State of New Jersey HITEC.

2.	There is a new line of revenue generating business in relation to the Hamilton Dental Associates group (see just below for details).

3.
On February 21, 2012, there was a settlement between NaviNet, Inc. and iMedicor, Inc. (on December 9, 2008, entered into a Co-Marketing agreement) that resolved forever the claims related to all disputes and as a result NaviNet, Inc. paid iMedicor, Inc. $100,000.

Revenues – (continued)

4.
The Company recorded $65,000 of Revenues for this quarter per the contract with Mass Mutual.  The Company increased its allowance for doubtful accounts from 20% to 26% of the outstanding receivables associated with Mass Mutual.  The Company is in litigation with Mass Mutual in regard to the three year contract.  At this time, counsel has indicated that both parties are to enter discovery in June 2012.  Counsel has also indicated that there is not sufficient information to determine the outcome of this matter.

The Company has entered into a contract with a group named Hamilton Dental Associated dated January 25, 2012 to provide them the consulting guidance to become eligible for Medicaid EHR (Electronic Health Reporting) Incentive Programs.  One of the primary purposes of the Federal government promoting these incentive programs is get all medical and dental practices that service Medicare and Medicaid to use electronic reporting systems so that the government can better monitor the servicing procedures and eliminate fraud.

The Medicare and Medicaid EHR Incentive Programs will provide incentive payments to eligible professionals, eligible hospitals and critical access hospitals (CAHs) as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology.

If the group Hamilton Dental Associates qualifies as a practice in which at least 30% of the patients are Medicaid eligible they stand to receive from the Federal Incentive EHR Program as follows:

•	Year 1 - $21,250 per individual eligible provider

•	Years 2-6 - $8,500 per year per individual eligible provider

•	iMedicor is to receive 10% of the incentive fees received each year

Upon signing of the contract the Company earned an upfront consulting fee of $60,000 payable in 3 monthly installments of $20,000.  This fee was earned as a result of the upfront efforts and startup costs incurred by the Company in getting Hamilton Dental Associates in place to qualify as Medicaid qualified provider.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the quarter ending March 31, 2012 increased to $552,092 from $477,759, for the quarter ending March 31, 2011 or approximately 13%.  This minor increase reflects the Company’s continued effort to consolidate operations until such time that it can sustain growth through revenue generation.

Depreciation and Amortization

Depreciation and Amortization expenses decreased to $291,673 for the quarter ended March 31, 2012 from $512,853, for the quarter ending March 31, 2011.  On June 30, 2011 the company tested its medical technology and software for impairment and found it to be impaired.  The current depreciation number reflects depreciation after impairment, with a new finite life of the asset based on current revenue generating contracts in hand.

Loss from Operations

Income (loss) from operations for the quarter ended March 31, 2012 totaled ($558,824) compared to ($856,616) for the quarter ended March 31, 2011 or a decrease of approximately 35%.  The decrease in loss from operations for the quarter ended March 31, 2012 is primarily due to the increase in revenue from a new line of business, the company’s continued consolidation of operations and decrease in amortization of our technology.

Results of Operations

Nine months ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Nine Months Ended March 31
	2012	2011
	(unaudited)	(unaudited)
Revenues	$637,295	$477,119

Operational General and Administrative Expenses	1,350,636	1,200,623
Depreciation and amortization	876,364	1,545,506
Stock issued for fees and services	-	545,309
Total Expenses	2,227,000	3,291,438
Loss before other income (expense)	$(1,589,705)	$(2,814,319)

Revenues

The Company's revenues for the nine months ended March 31, 2012 increased by approximately 32% to $637,275 from $477,119 in the nine months ended March 31, 2011. The increase in revenue is due largely to 3 items:

1.	There is a new line of revenue generating business in conjunction with the State of New Jersey HITEC.

2.	There is a new line of revenue generating business in relation to the Hamilton Dental Associates group.

3.
On February 21, 2012, there was a settlement between NaviNet, Inc. and iMedicor, Inc. (on December 9, 2008, entered into a Co-Marketing agreement) that resolved forever the claims related to all disputes and as a result NaviNet, Inc. paid iMedicor, Inc. $100,000.

4.
The Company recorded $65,000 of Revenues for this quarter per the contract with Mass Mutual.  The Company increased its allowance for doubtful accounts from 20% to 26% of the outstanding receivables associated with Mass Mutual.  The Company is in litigation with Mass Mutual in regard to the three year contract.  At this time, counsel has indicated that both parties are to enter discovery in June 2012.  Counsel has also indicated that there is not sufficient information to determine the outcome of this matter.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the nine months ended March 31, 2012 increased to $1,350,636, from $1,200,623 for the nine months ended March 31, 2011 or approximately 12%.  This increase is attributed to the company expanding the sales force rather than electing to consolidate operations.  In nine months ended March 31, 2011 the company issued stock valued at $545,309 as fees for services.  In the same period in 2012 it issued none.

Depreciation and Amortization

Depreciation and Amortization expenses decreased to $876,364 for the nine months ended March 31, 2012 from $1,545,506, for the nine months ended March 31, 2011.  On June 30, 2011 the company tested its medical technology and software for impairment and found it to be impaired.  The current depreciation number reflects depreciation after impairment, with a new finite life of the asset based on current revenue generating contracts in hand

Loss from Operations

Income (loss) from operations for the nine months ended March 31, 2012 decreased by $1,224,614 to ($1,589,705) as compared to ($2,814,319) for the nine months ended March 31, 2011, or approximately 43%.  The decrease in loss from operations for the nine months ended March 31, 2011 is primarily due to the increase in revenue from a new line of business, the company’s continued consolidation of operations and the significant decrease in amortization of our technology.

Liquidity and Capital Resources

Cash and cash equivalents were $29,523 at March 31, 2012 compared to $18,208 at June 30, 2011.

Net cash used in operating activities was $353,799 for the nine months ended March 31, 2012 as compared to $1,213,760 for the nine months ended March 31, 2011, representing a decrease of approximately 71%.  This is attributed to an increase in revenues and a decrease in operating expenses.

Net cash used in investing activities was $-0- for the nine months ended March 31, 2012 as compared to cash used by investing activities of $55,000 for the nine months ended March 31, 2011.

Net cash provided in financing activities was $365,114 for the nine months ended March 31, 2012 as compared to net cash used by financing activities of $1,183,116 for the nine months ended March 31, 2011, or a decrease of approximately 69%.  This reflects the difficulties as a smaller reporting company in raising capital in the current market.

Due to our serious cash position and the lack of adequate sales revenue as the iMedicor portal has not yet begun to generate any significant sales, the Company has continued to reduce costs where possible, including eliminating non-essential staff positions and eliminating non-essential operating costs as well as reducing salaries and benefits of current employees.

The Company continues to operate at a loss and is projected to do so until the fourth quarter of this fiscal year.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.  The Company is actively engaging in fundraising efforts to increase its current level of operations.

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

Management has determined that, as of March 31, 2012, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)  Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three-months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2:  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

4.1	Secured Convertible Promissory Note of the Company dated April 18, 2009*

4.2	Modification Agreement dated December 31, 2010**

4.3	Secured Convertible Promissory Note dated December 31, 2010**

4.4	Series “A” Preferred Stock Description**

4.5	Series “B” Preferred Stock Subscription Agreement**

4.6	Series “B” Preferred Stock Description**

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

*           Incorporated by reference to the Company’s 8-K filing dated May 5, 2009
**       Incorporated by reference to the Company’s 8-K filing dated January 18, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMedicor, Inc. (Registrant)

Date: May 30, 2012	By:	/s/ Fred Zolla
Fred Zolla
President and Chief Executive Officer (Principal Executive Officer)

Date: May 30, 2012	By:	/s/ Fred Zolla
Interim Chief Financial Officer (Principal Accounting Officer)