Form 10-K
period 2012-06-30
iMedicor
filed 2013-03-22
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended June 30, 2012

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

Large accelerated filer  ☐       Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the closing sale price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $31,331,794 assuming that all stockholders, other than executive officers, directors and 10% stockholders of the registrant, are non-affiliates.

The number of shares outstanding of the Registrant's common stock as of March 15, 2013:  757,041,139

DOCUMENTS INCORPORATED BY REFERENCE: None

iMEDICOR, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2012

EXPLANATORY NOTE

The Company’s financial statements as of and for the year ended June 30, 2011, as presented herein under Item 8, have been restated to correctly report the effect of required derivative accounting for certain convertible debt and convertible preferred stock instruments. Accordingly, the financial statements included in the Company’s 2011 Form 10-K should no longer be relied upon.  Management’s Discussion and Analysis of Financial Condition and Results of Operations as applicable to the 2011 fiscal year, presented under Item 6 herein, has been modified to reflect the corrections.  In addition, the related amounts and disclosures in the component quarterly periods as reported in the Company’s Forms 10-Q for the quarters ended March 31, 2010 through March 31, 2012 do not reflect the required accounting.  Changes to certain equity accounts at June 30, 2010 are disclosed in Note 14 to the financial statements as presented under Item 8 herein. The Company has also added unaudited quarterly information required under Regulation S-K 3.02 for the component quarters of fiscal 2012 and 2011.  This information is presented immediately after Note 14 as referenced above and immediately preceding Item 9 in this Annual Report.

On March 21, 2012, the Company filed a current report on Form 8-K, providing the required disclosures applicable to Item 4.02 of such form.  Such disclosures are summarized herein under Item 9b.

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

PART I

Item 1.  Business

OVERVIEW

The nation's healthcare system is continuing to undergo a transformation in an effort to improve quality, safety and efficiency of care.  The adoption of Electronic Health Records (EHR’s) and Health Information Exchanges (HIE’s) by health workers has now been mandated by the federal government, with the expectation that all physicians and other healthcare providers will have made the move to using EHR’s by 2014.   iMedicor, Inc. (the “Company”) has built a social network for healthcare providers, coupled with a secure HIE referred to as The iMedicor SocialHIE (The Portal). The service is portal-based, provides secure communication on a platform that incorporates the national standards for electronic transmission of patient specific data and the ability to access virtual work and learning environments  for the healthcare and related industries and includes the largest catalog of peer reviewed Continuing Medical Education (CME) programs and staff development programs. The iMedicor SocialHIE provides an Interoperability component that makes the transition from a paper to an electronic medical records system relevant to the day to day clinical workflow at the practice and hospital level.

We developed the Portal as a Social HIE, incorporating both the ability to exchange health information online in a HIPAA compliant fashion as well as the ability for physicians and other health care workers to communicate beyond just exchanging patient information, much like the social professional network Linked-In, with features found in Facebook and other successful Social Networks. The Portal’s focus is threefold: offer a virtual collaboration environment which allows physicians and other healthcare providers to collaborate, communicate and exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations; create a social networking environment for physicians and other healthcare workers in which they can communicate and collaborate beyond the direct patient care and information needs, and; through ClearLobby, our web-based portal adjunct, provide for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.   The Portal allows for physicians to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.   Our solution –

-	Provides Interoperability between most Electronic Records Systems (Electronic Medical Records. (EMR) systems, Hospitals, HMOs Insurance Companies, Etc.).
-	Provides the ability to establish an authenticated account inside iMedicor.
-	Represents ease of integration into an industry that has been limited in its ability to use internet technology due to federal privacy restraints
-	Has minimal impact on day to day workflow during implementation.
-	Is portal-based and requires little or no capital investment for equipment or infrastructure.
-	Allows the initial account holder to create a practice giving permissions to various staff members with various degrees of authority.
-	Once the practice is established, the practice can create a community (Specialists, GP’s, Imagining Centers, Blood Labs, Hospitals, and Insurance Companies).
-	Community invitees can then create their practice and their own communities
-	Is highly mobile and affordable for medical practices of any size. Can be up and running within a 24 hour period. Light Weight in its design and Intuitive in its implementation
-	Includes NHIN Direct accounts for Secure E-Mail complying all of the national standards for secure healthcare communication.

iMedicor began developing its HIPAA compliant network over five years ago.  It has been in active use by physicians and staff in Beta format for approximately four years.  iMedicor developed its Network to include “interoperability” or the ability to securely transport and exchange, electronically, all forms of medical documentation between a vast array of disparate healthcare systems.  One of the key components of the Federal “Meaningful Use” guidelines to be eligible for stimulus funds, and to address the requirements of “Meaningful Use Stage II” incentive funding is interoperability, a problem that the iMedicor SocialHIE has solved.

iMedicor has solved the INTEROPERABILITY  problem with its HIPAA compliant, interoperable communications network, now referred to as iMedicor’s SocialHIE . In June of 2011, the New England Journal of Medicine published a report indicating that 8% of the healthcare providers were using some form of Electronic Medical Records. June 2011 was a turning point in the transition from a paper based to an electronic medical records system when CMS (Center for Medicaid and Medicare Services) began distribution of “Meaningful Use” incentive funds. As of September, 2012 the adoption rate is estimated at 52%. This significant change has created awareness within the Healthcare Community focused on Interoperability of the various hospital Information Systems, EHR Systems and HIEs.

OUR TECHNOLOGY-BASED SOLUTIONS

Our Portal is designed to place mission-critical tools and features in the hands of physicians and their staff, especially in the areas of Interoperability and secure communications.  The Portal allows medical practices to reduce cost and increase healthcare to patients through upgraded, HIPAA-compliant modern communication technology.  iMedicor provides a HIPAA-compliant interoperable communications network that moves electronic on-line records and images regardless of the system in which they originated.  It allows for peer collaboration, expansion of the physicians referral network, the ability to create communities and to access educational resources in various formats for various purposes. Educational content is available through our extensive peer reviewed catalog of on-line educational resources as certified continuing medical education (CME), non-certified telemedicine, product-specific resources and staff development programs.

The iMedicor portal offers hospital systems, State Health Information Exchanges (HIEs), Independent (Physician) Practice Associations (IPAs), and Regional Health Information Organizations (RHIOs) the extensive functionality needed to demonstrate the Interoperability requirements of “Meaningful Use” as defined by the US Department of Health and Human Services Office of the National Coordinator (ONC).  The Portal provides immediate, low-cost solution for the US government’s mandate for an interoperable health information infrastructure that allows healthcare providers to become interconnected.

iMedicor employs a proprietary technology that allows for the exportation of documents and images from any EMR system, thus addressing the issue of Interoperability .  iMedicor also facilitates the exchange of CCD’s  (Continuity of Care Documents) and CCR’s (Continuity of Care Records),   which have become the standard for Interoperability between EMR users. As a use-case-scenario, specialists have the ability to send a CCR / CCD from their EMR to a patient’s primary care physician instantaneously so that both physicians can immediately have available the most up-to-date records for the patient, and can collaborate on the patients care in a more efficient manner.

Recently iMedicor incorporated a National Health Information Network (NHIN) Direct Project Solution within iMedicor’s HIPAA-compliant Social Health Information Exchange (SocialHIE) Platform and will now act as a secure Health Information Service (HISP) Provider. As a result, hospitals, health information exchanges (local, regional and statewide), physicians and other healthcare professionals who are members of iMedicor’s SocialHIE will not only be able to send and receive secure messages within iMedicor’s social networking architecture, but also will be able to communicate in a secure environment with other physicians and professionals outside the network.  The NHIN Direct Project Solution assures that all point-to-point and point to multipoint transactions of health information will adhere to the highest standards and specifications required by The Office of the National Coordinator for Health Information Technology (ONC). Now, with its advanced NHIN Direct service added to the core services of iMedicor’s SocialHIE, any hospital, health information exchange or health organization can access the industry’s first secure, social network coupled with a health information exchange that is low cost and quick to deploy, while addressing 100% of the ONC Meaningful Use requirements for interoperability between disparate electronic health record (EHR) systems. A significant advancement, due to the inclusion of the NHIN Direct Solution will be the iMedicor’s SocialHIE’ S ability to transport and communicate patient specific data inside our HIPAA compliant network, but NHIN Direct allows for the transport and communication of patient specific data outside of the iMedicor network within a secure environment, as well.

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

With the funding of the “Meaningful Use” regulations (which are outside of the Healthcare Initiative) were initiated in the second term of the George W. Bush Administration and funded under the Obama Administration, the move to transform all healthcare records to digital format by the end of 2014 has created an overwhelming need for an interoperable communication system.  The Company believes that:

1. iMedicor allows healthcare professionals to transport digital records in an electronic, HIPAA-compliant environment both within and outside of the iMedicor portal creating a unique resolution to the issues surrounding interoperability.

2. iMedicor provides a secure communications-based technology service that could change the profile of healthcare communication by reducing the time from referral, to testing, to diagnosis from several days to just minutes.

3. iMedicor helps lower the cost of healthcare by reducing the duplication of testing since test results can be shared electronically, instantly, instead of having to repeat the tests.

Online, peer reviewed CME and staff development CE programs are also available through the iMedicor Portal – across multiple specialties – with emphasis given to programs developed and offered by medical associations and other program providers.  All programs are accredited and most are free.

IMedicor has three  opportunities that it will capitalize on now within the area of secure interoperable communication:

1. Continue to build a highly regarded demographic of physicians and their associates by delivering fully collaborative, secure, HIPAA compliant communications within the new national standards framework, electronic transport, learning and productivity solutions to Healthcare Professionals regardless of location, EHR / HIE / HIS systems, connectivity options, creation of community and increase referral network, and provide access to certified educational programs.

2. iMedicor has adjusted its SocialHIE platform to enable private labeling. We have found a high degree of interest in private labeling with EHR, HIE, HIS, Insurance Companies, Clearinghouses, PPO’s and Managed Care Organizations.

3. Help redefine the relationship between pharmaceutical companies (pharmas) and physicians. Physicians are pushing back further and further from the Pharma representatives that visit their office each day. Many have banned them all together, although information exchanged at those intrusive visits is considered important. IMedicor’s Clear Lobby, a new feature that was successfully tested in 2010, is expected to play a major revenue role starting in 2013 as iMedicor’s SocialHIE  reaches critical mass and begins offering access, in a non-intrusive, non-invasive manner to its client base to those interested in reaching this highly regarded demographic.

In addition, during the development / Beta stage of our secure network, iMedicor’s primary source of income has been its consulting contract within the National HITEC projects. iMedicor has executed agreements with California CALHIPSO, Virginia and New Jersey. Within these projects our greater concentration has been in New Jersey under the NJ-HITEC project. In July NJ-HITEC was named the number one HITEC project in the country and iMedicor was named the number one agent / consultant for that project. As Agents / Consultants for the NJ-HITEC project our responsibility has been to register primary care physicians in the national CMS data base, complete a practice assessment, recommend an appropriate EHR based on the practice assessment, assist in the negotiation, installation, training and ultimately compliance of the Meaningful Use regulations. The final stage is the attestation which then leads to the release of incentive funds from the Office of the National Coordinator (ONC) under the direction of CMS (Center for Medicare and Medicaid services). As agents for the HITEC projects and our decision to extend beyond Primary Care into Medical Specialists and Dentists, our responsibility is to offer consulting services to medical and dental practices to assist them in the transition from a paper system to an Electronic Health Records system. As a result, iMedicor has signed contracts with Careington International to offer this service to their dental providers nationally. This project is expected to launch in April 2013. In addition, iMedicor has signed contracts with Galaxy Health Networks in a two phase approach to offering iMedicor services to their members representing more than 75% of the medical community. The two phase approach will be to offer the network first with an anticipated launch date, also in April 2003 and then offer our consulting services to specialists throughout their network, on a national basis in the same manner in which we are currently serving the primary care community through our HITEC projects. These contracts, including HITEC, have gained iMedicor national credibility and have generated cash flows, which we anticipate will grow over the next several years. It has also favorably placed us with many EHR vendors who are willing to work with us for referrals and to private label our SocialHIE as their answer to INTEROPERABILITY.

The Company

iMedicor (OTCBB: VMCI), now a Nevada Corporation, was originally incorporated on July 17, 2001. The Company became publicly owned in 2005 through a reverse merger into a pink sheet company. The initial business model was a next generation, proprietary desk top video, audio and data delivery system using standard off the shelf hardware and a standard broadband connection to the internet to deliver a proprietary broadcast quality, video / audio system through a personal computer. The Company quickly found its niche by delivering live, fully interactive educational content to diverse geographically located students.

Through several strategic alliances, the Company began to focus on delivering Certified Medical Education programs (CME) to doctors. These programs carried CME credits that doctors must have in order to maintain their licenses to practice medicine. Our position in the medical education community led the Company to acquire NuScribe Inc. NuScribe owned a voice recognition program whose application was used to create instantaneous electronic medical records using advance voice recognition technology. This acquisition led the Company to its present path, the introduction of a social network for doctors, administrators and other healthcare workers coupled with a Health Information Exchange.

iMedicor began developing its HIPAA compliant network over six years ago.  iMedicor developed its Network to include “interoperability” or the ability to securely transport and exchange, electronically, all forms of medical documentation between the vast array of disparate healthcare systems within a HIPAA compliant environment.  One of the key components of the Federal “Meaningful Use” guidelines to be eligible for stimulus funds is that the physician must be connected to an interoperable communications network that is HIPAA compliant. iMedicor has solved this problem.

iMedicor, Inc., formerly Vemics, Inc. (the “Company”), builds secure portal-based communications systems, currently focused in healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as legal, financial, education etc. Our focus is twofold: First, iMedicor’s SocialHIE (Health Information Exchange), allows Physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations and the current NHIN Direct, Connect, esMD and HIH communication standards recently approved by The Office of the National Coordinator and The Center for Medicaid and Medicare Services.   The iMedicor SocialHIE includes its ClearLobby technology. ClearLobby is our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of information on new drugs and products / devices without the costs related to direct sales forces.  Our solutions allow physicians to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.

Our second focus, but directly related to our SocialHIE build-out is consulting with Medical Practices and Dental Practices to assist them in becoming “Meaningful Use” compliant and positioning these practices to receive the Federal Incentive funds to underwrite the transition from a paper to an electronic health records system. iMedicor began this service as an official agent of the NJ-HITEC / REC project working with primary care practices. Recently, iMedicor has expanded into specialists and dental practices. On July 12, 2012 the New Jersey HITEC project was named number one (NJ HITEC successfully converted the most physicians and dentists for all three milestones (achieving Meaningful Use requires completing milestones)) in the country by the ONC / CMS. iMedicor was named as the top agent / consultant for that project, a position we currently hold.

iMedicor began the process, starting in January 2012, to secure contracts that represented access to the Healthcare community in the medical and dental areas. In the fall of 2012, iMedicor announced a number of new strategic alliance partners, creating the first, nationwide, HIPAA compliant Healthcare Communications Network utilizing a proprietary social network platform, iMedicor’s SocialHIE. As a communications network, iMedicor’s SocialHIE can connect any healthcare organization to any other healthcare organization, regardless of what EMR, HIE or HIS (Hospital Information System) is used. iMedicor’s SocialHIE is vendor agnostic and therefore can connect multiple disparate medical record and HIE applications.  The Electronic Health Records Systems has been resistive to allowing or participating in Interoperability, and will continue to do so until regulations force a change in behavior. iMedicor has solved this problem by allowing EHR systems to aggressively compete, while iMedicor provides the interoperable, secure network.

iMedicor is the market’s first health information exchange that is coupled with a social/professional network platform or “Social Health Information Exchange”. iMedicor is partnered with HIE, HIS, EMR and other service providers in order to offer a comprehensive, affordable solution to the healthcare community as the transition from paper to Electronic Medical Records accelerates. The easy deployment of the iMedicor SocialHIE does not require partnering or permission of any kind from EHR, HIS companies, but functions as an overall communication system that connects disparate end points into one secure cohesive secure communication network. The combined feature set within iMedicor is referred to as the iMedicor SocialHIE. Unlike any other information exchange product available, SocialHIE offers the benefits of low-cost, easy-to-use and rapid deployment that meets the requirements of each stage of meaningful use. iMedicor’s SocialHIE  operates seamlessly to send records with any ONC (Office of the National Coordinator) certified electronic health record vendor and is available, without costly integration or upgrading of technical infrastructure or any additional equipment costs.

The social networking platform allows SocialHIE to be deployed quickly and inexpensively and to grow virally throughout the physician member network and is extensible to physicians that practice outside of the member network for secure clinical communications such as physician-to-physician referral services. Similar to commercial professional networking sites, iMedicor’s SocialHIE members invite one another into their trusted network so that members drive their own outreach and adoption program. SocialHIE can be branded to mirror the look and feel of any healthcare organization such as hospitals, managed care organizations, PPO’s, insurance companies, clearinghouses, EMR service companies, HIS service companies REC/HITEC projects or IPA’s and still maintain a secure link to the national healthcare community.
In addition, SocialHIE has also partnered with other leaders in the field of electronic health records and information exchange to complete an optional directory of products that satisfy the needs of all the organizations that interact with the healthcare community, establishing a rich offering for all participating members.

iMedicor’s SocialHIE offers hospital systems, State Health Information Exchanges (HIEs), Independent (Physician) Practice Associations (IPAs), and Regional Health Information Organizations (RHIOs) the extensive functionality needed to demonstrate ‘Meaningful Use” as defined by the Federal Department of Health and Human Services’ Office of the National Coordinator (ONC) and it delivers on the Federal Government’s call for an interoperable health information infrastructure that allows healthcare providers to become interconnected.

iMedicor through the use of its technology platform and its relationships with its physician network partners is quickly becoming the market’s leading HIPAA-compliant solution for interoperable medical information exchange, coupled with a professional social network, for all stakeholders in the healthcare system. These capabilities will also be extended to patients in future iMedicor product enhancements. Within iMedicor, health information can be exchanged across disparate Electronic Health Record (EHR) systems to communicate, collaborate, make referrals, share discharge summary reports, report laboratory results and enhance general communication with patients.  With the addition of iMedicor’s EMR and Practice Management technology partners, iMedicor’s solution set is unique in the healthcare market..

Currently the Company has several pilots about to launch with partners representing each business operation within the Healthcare Community. Anticipating the success of these pilots as they are rolled out during the first quarter of 2013 the Company expects the successful execution could evolve into a boost in paying membership that will place iMedicor in a leadership position within the healthcare communications community.  Those pilots are scheduled with Careington International representing 40,000 direct contract dentists and over 200,000 dentists through their affiliate relationships, Galaxy Health Network representing 400,000 physicians, 2,700 medical centers and 47,000 ancillary care facilities. In addition, pilots are scheduled with Physicians Alliance of America (PAA) representing more than 35,000 general practitioners and Physicians Alliance of Lancaster, PA county representing 250 physicians,. The PAL pilot is designed as a proof of concept that could evolve into servicing the Penn State Medical Center and could be used as a model for IPA / Medical Center secure communication throughout the country.

As we build this paying customer base over time, the Company has also initiated a new line of revenue generating business in conjunction with the State of New Jersey HITEC (and other HITEC projects throughout the country), a Regional Extension Center of the Health Information Technology for Economic and Clinical Health Act, or the "HITECH Act".  Among other things, the HITECH Act provides federal incentive dollars to physicians adopting EMR systems prior to the federally mandated 2014 deadline. The Company is acting as a health IT consultant with HITEC in its efforts to promote meaningful use of Electronic Health Records among primary Care providers.  The HITEC project participation is becoming a viable stepping stone to further the iMedicor SocialHIE deployment and has developed a skill level within the Company that allows the Company to extend our consulting reach beyond Primary Care into Specialists and Dentists outside of our obligations to HITEC without creating a conflict as per our existing contracts.

IMedicor’s technology solutions are changing the way the healthcare community communicates.  In particular, iMedicor’s ClearLobby technology represents a truly disruptive model when used for profiled, targeted marketing in the pharmaceutical industry.  iMedicor’s collaboration with its EMR/HIS partners brings their best-of-breed Electronic Health Record (EHR) technology to the market,  providing large physician groups, hospitals and state regional health systems with a cost-effective platform for implementing an EHR/HIS and the exchange of digital medical records, images and secure messaging.

iMedicor (www.iMedicor.com) –Our Social Community Portal designed specifically for physicians was launched in BETA format on October 10, 2007 with five key attributes consisting of:

(1)	HIPAA compliant electronic transfer of patient medical records, information and images;
(2)	The ability to create a collaborative community and increase referrals between medical professionals individually and between disparate EMR systems;
(3)	Access to certified interactive Continuing Medical Education (CME) content, as well as non-certified, Staff Development, and product specific educational resources (medical and non-medical related).
(4)	The ability to communicate between Electronic Medical Records Systems (EMR).
(5)	Clear Lobby Pharmaceutical Marketing Platform

7

As of the fourth quarter of 2012, iMedicor’s SocialHIE incorporated the new national standards for healthcare communications and became a NHIN (National Health Information Network) Direct Project Solution, NHIN Gateway and esMD / HIH certified through CMS and our partnership with SunCoast REHIO. iMedicor is also seeking to acquire, joint venture or form strategic alliances with select organizations that would create a value added component for our network. Those potential relationships would be EHR organizations that have unique crossover technologies, mobile applications and data mining services.

The technology represented by iMedicor’s SocialHIE gives physicians and other healthcare professionals the ability to transfer personal health information electronically in a method, which satisfies federal HIPAA regulations and meets the new “Direct” national Standards for Healthcare Communications and similar privacy regulations in targeted countries throughout the world. Until the launch of iMedicor, federal regulations made it exceedingly difficult for records or images and discreet data to be transmitted using the Internet. Standard email services that all other vertical markets employ today are not HIPAA compliant and do not protect the privacy of individual patient records. This consideration has made the internet, as a communications tool, largely irrelevant to healthcare organizations except for limited use with the assistance of virtual private networks that may exist within a specific EMR / HIE / HIS systems. In addition to the information exchange capabilities, iMedicor offers world class educational content. iMedicor has set a precedent by opening up the internet to physicians and healthcare professionals to freely exchange personal health information within a HIPAA compliant environment , which also includes the new national standards for healthcare communications.

The underlying proprietary technology used in launching iMedicor can be customized to address other similar vertical markets delivering the same professional secure portal services to the legal, financial, education and other vertical markets. Wherever secure transmission of personal or professional records are required, access to a professional market and where “must have” educational resources are mandatory to maintain the right to work, the iMedicor core technology will allow iMedicor to take a leadership role within various vertical markets in the future.

Ultimately iMedicor is offering productivity tools and “Must Have” services to physicians creating an audience representing a highly desirable demographic with high disposable income and impulse buying power that is hard to reach. iMedicor is becoming a trusted source to this targeted market and has developed a non-intrusive manner to reach this audience for those who would be willing to pay for that access.

History
•	Incorporated: July 2001
•	Reverse Merger into public shell: November of 2005
•	Commence trading on Pink Sheets: October 2006
•	Acquisition of NuScribe Inc: October 2006
•	Acquisition of ELDESKTOP February 2007
•	NuScribe was restructured and became iMedicor: January 2007
•	Launch of the iMedicor secure communications network October 10, 2007
•	Form 10-SB cleared by SEC: April 2008
•	Acquisition of Clearlobby technology: September 4, 2008
•	Approval and upgrade to OTC Bulletin Board Trading, Fall, 2008
•	iMedicor focuses its entire effort on the development of iMedicor’s SocialHIE, January 2009
•	February, 2011 iMedicor signs its first HTEC contract with the State of New Jersey
•
June 2011 Federal Funds are released to reimburse medical practices to cover the cost of the transition from paper to electronic health records accelerating the adoption of EHR’s throughout the Healthcare Community, therefore increasing the value proposition of iMedicor’s SocialHIE.

•	October 2011 iMedicor completes the first Private Labeling opportunity for its secure communication network with PRI Health Systems (a New York EMR company).
•	November 2011 iMedicor is approved to begin work with California HITEC, Virginia HITEC and New York State HITEC (individual state HITEC’s)
•
In January, 2012 iMedicor extended its reach into the medical specialists and dentists area. The financial opportunity was simple. Working within the HITEC system we would receive $1,500 for taking a Primary Care Physician through all the required steps to achieve “Meaningful Use” compliance and receive their federal incentive funds. By moving into the Specialists and dental community the same effort generates a total of $8,875 per specialist / dentist.

•
May, 2012 – iMedicor completes its first dental consulting pilot resulting in a consulting fee of $104,000 over a ten-week engagement with six years of residual fees totaling $150,000 (in addition to the initial $104,000). The dental practice received its first incentive check from CMS of $442,000 ten weeks after engaging iMedicor. In total, the Dental practice will receive $1.8 million over a six-year period.

•	July, 2012 – NJ-HITEC was named # 1 HITEC project in the nation of the 64 funded projects. iMedicor was named the top agent / consultant.
•	Fall 2012 – iMedicor announces signing of Careington International and Galaxy Health Networks representing unprecedented access to the entire healthcare community in medical and dental disciplines.
•	December 2012 – iMedicor completes latest round of funding representing significant financial resources, earmarked to execute on its major contracts.

RECENT DEVELOPMENTS

Based on recent development throughout the Healthcare Community, beginning in June of 2011 when incentive funds began to be released from the ONC (Office of the National Coordinator) and new communications standards from the NHIN Direct, NHIN Connect Gateways, esMD and HIH in support of CMS (Center of Medicaid and Medicare Services) iMedicor has positioned itself to focus on its core competency of secure communication on addressing all of the national INTEROPERABILITY issues. In addition, ancillary features, created to enhance user participation or increase revenue have now been added, explained as follows:

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

iMedicor provides a health information exchange (HIE) specifically designed to address the growing demand for interoperability between the large varieties of electronic health record (EHR) systems. iMedicor’s SocialHIE provides secure communication inside a HIPAA-compliant closed network, and, as of January, 2012 integrates the “Direct” project solution to allow for secure communication outside the core iMedicor network as well.  The “Direct” project solution is the new standard adopted by the federal Office of the National Coordinator (ONC) to standardize communication between healthcare providers, facilities and other entities in the health care industry.   iMedicor proposes to offer the ability to co-brand its SocialHIE so that strategic network partners can offer its own network one of the most advanced health care communication tools available today.

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

The communications features can easily be adopted for use by its network partners to establish a secure communication link between healthcare providers, healthcare facilities and patients.  This communications network can provide:

•	Secure communication between all healthcare stakeholders including patients
•	Reduce communication cost while increasing the quality of the encounter
•	Replace direct mail, e-mail blasts and faxing to communicate with its user base
•	Increase the business/service opportunities to its clients, at all levels by using modern communication methods linked to secure messaging with attachments.
•	Deliver a wide variety of communications options inside or outside our HIPAA compliant network
•	Become a leader in providing interoperable communication to its partner’s healthcare providers in support of the ONC’s Meaningful Use Regulations.
•	Reduce communication and marketing costs while increasing and providing additional and valuable communication options to its members

B.	INTEROPERABILITY

iMedicor’s SocialHIE provides a unique tool within today’s HIPAA-compliant environment that enhances the use of EHR’s at all levels of the healthcare spectrum.  In a word that tool is “interoperability.”  With almost 2,400 EHR systems currently in the market, it is becoming increasingly common for a practitioner to find that despite a significant fiscal and operational investment in an electronic health system, that practitioner is unable to use the EHR to satisfy one of the most basic clinical care management functions:  Communicating with another provider.  Why?   Because most EHR’s are designed and built to be functional only for those providers using that particular EHR.   If another practitioner (or hospital system or ancillary service) has a different EHR, communication reverts back to paper.

 iMedicor has solved this problem with the original design of its SocialHIE.  Recently, iMedicor has integrated the federal government’s “Direct” technology and placed it into its network.  By integrating the iMedicor SocialHIE platform into the service set provided by any of its partners, providers will have a cutting-edge tool for making intra-provider communication a reality.

Most EHR’s have a semi-qualified secure system, mostly designed for those practices within their own network. The real challenge of efficiently transitioning to EHRs is the ability to transmit medical data outside an established EHR network. For example, a hospital may have one of the Hospital Information Systems (HIS) that serves as a transport and communication network to its referral network of medical practices. Our EHR and / or HIE healthcare partner community can reap the direct benefits of iMedicor’s SocialHIE, which include:

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
•  Organized Strategic Alliances that create a value added proposition that can benefit the individual practice, IPA or healthcare facility. These alliances include EHR services, Crossover EHR technologies, Data mining, Interoperability of CCD / CCR / CDC files all with a secure communications environment.

• Opportunity to leverage the many advantages that consumer-based social networks offer in terms of growth and rapid adoption:

•	Creating a private communications network
•	Emulating real-time day-to-day clinical workflow using secure communications
•	Sending and receiving referrals electronically
•	Access to other communities, work groups and referral groups within iMedicor’s SocialHIE platform
•	Extensive peer-reviewed catalogue of programs for CME credits from some of the top medical schools, societies and facilities in the country.
•	Staff development programs
•	Viral growth, which represents an opportunity for attracting new healthcare providers, facilities and insured’s
•	The iMedicor secure SocialHIE represents a multi-level marketing opportunity to expose its partners to a wider range of healthcare providers, hospitals and the ancillary healthcare community
•	Establish a strong ownership position on the provider/staff desk top

Simply put, iMedicor can:

• Provide secure communication to the entire healthcare community regardless of which EHR, HIS, HIE is currently in use by the local practice, hospital or healthcare facility.
•
Reduce marketing expense, increase marketing frequency and increase open rates (term used in Direct Mail marketing, actually open mail) of the marketing message to those companies and organizations who want to reach this highly desirable demographic.

•
Provide the interoperable solution required for providers to become Meaningful Use Compliant and, in most cases qualify for Meaningful Use Incentive funds which would be between $44K and $63K per provider (see below)

• Offer a co-branded network tool to EHR companies, Medical Centers, local, state and regional Health Information Exchanges that is truly Interoperable.

Optional programs and services developed by iMedicor and its strategic partners can be customized for a medical practice, hospital, IPA, PPO, MCO or any other healthcare provider to suit the needs of its members:

•
To encourage providers to adopt and use EHR’s, the federal government has made available a financial incentive for providers who achieve “Meaningful Use” (MU) of EHR’s.  The MU regulations provide for first year funding of up to $18K per provider under Medicare and $21,250 per provider for Medicaid, leaving a total balance of $39K to $64K to be spread over four additional years.  One of the prime directives of qualifying for MU compliance and receiving an attestation (confirmation) number, which release incentive funds, is interoperability. This means that every medical practice must demonstrate the ability to send and receive medical records, e-prescriptions and other patient specific information electronically over a ninety-day period to qualify for funding approval, once the basic qualifications are met.  iMedicor’s Social HIE provides that interoperability, and can therefore help the providers to obtain those federal dollars.

•
Recently the Center for Medicare and Medicaid Services (CMS) created a new technology standard and certification called esMD (Electronic Submission of Medical Data) and HIH (Health Information Handlers) that will govern how providers respond to CMS inquiries, RAC audits (CMS audits Medicaid and Medicare providers) and other communications electronically.  There will be only twelve organizations that have the licensing authority to distribute the esMD and HIH technology and certifications. iMedicor (through a strategic partner, Sun Coast RHIO) will have one of the licenses, and it will be the only license, at this point, that will be national in scope.

Meaningful Use compliance, HIPAA compliant secure messaging, NHIN Direct and esMD/HIH will be very important to providers, hospitals and ancillary care facilities that have any connection to the CMS system.

PATIENT PORTAL

The move to Electronic Health Records adds a new dimension that enhances patients as participants in the decision, treatment and care process. As patients become more involved in the healthcare process they will need and want more immediate access to their records when they want them and where they want them. Patient portals are in use today on a limited basis and their real security and protection of patient specific information is still suspect. iMedicor has built a patient portal designed to provide secure access to patient records thereby assisting in the process of involving patients in their healthcare decisions and making access to their own records easier, efficient and timely. The Company plans to introduce the patient portal in the summer of 2013.

The iMedicor SocialHIE has a patient portal already built into the basic service. This portal has a basic design that works as follows:

•	Once the physician establishes his account and creates his practice, he can begin creating his community.
•	The community can be divided into professionals and patients through a simple click of a drop down box when identifying the individual or group being invited into a community.
•	If the “Patient” icon is selected, the system identifies the invitee as such.
•	The Patient then is included into the community on a very limited basis.
•	That limitation is the ability to receive and send electronic medical records to the originating physician
•
In this manner the originating physician remains the central hub of the patients’ medical records for all professional members of the community, but can allow the patient to acquire their records as needed.

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

A very important requirement for each licensed physician in the country is the completion of a set amount of Continuing Medical Education credits (CME). On average each state requires approximately 22 hours per year of qualified, specialty related CME that focus on updating skills and / or knowledge within the area of expertise of choice of the individual physician.

iMedicor’s SocialHIE has complied one of, if not the largest collection of peer reviewed, certified CME offered by some of the top medical schools, medical socialites, medical associations, the US Military, hospital associations, pharmaceutical and medical device companies and commercial producers. 80% of the programs in the CME catalog are offered free through various underwriting grants. 20% carry tuition and represent much broader more intensive study courses leading to additional or higher degrees.

The CME catalog, offered to iMedicor, is a peer reviewed service. That is, a group of approximately twelve licensed physicians reviews every program considered for inclusion in the catalog and offers their assessment on content, quality and delivery. Only the highest ranking CME programs are listed in the catalog.

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

The following list represents the variety of CME, by category offered in the iMedicor catalog:

CME by Medical Specialty: Allergy, Anesthesiology, Breast Imaging, Canadian CME, Cancer Medicine, Cardiovascular, Imaging, Cardiology, Chest Medicine, Child & Adolescent, Psychiatry, Computed Tomography, Critical Care, CT-MR, Dentistry, Dermatology, Diabetes, Emergency Medicine, Endocrinology, ENT, Family Medicine, (Multiple Specialties), Gastroenterology, General Surgery, Genetics, Hematology, HIV / AIDS, Hospital Medicine, Imaging, Laboratory Medicine, Magnetic Resonance,, Multiple Sclerosis, Nephrology, Neurology, Neuroradiology, Neurosurgery, Nuclear Medicine, Nurse Practioner, Obstetrics/Gynecology, Oncology, Ophthalmology, Oral/Maxillofacial, Surgery, Orthopedic Surgery, Osteopathic Physician, Otolaryngology, Pain Medicine, Pathology, Pediatrics, Pediatric Radiology, Pharmacist, Physician Assistant, Physical Medicine, Plastic Surgery, Podiatry, Psychiatry, Pulmonology, Radiology, Rheumatology, Sports Medicine, General Surgery, Thoracic Surgery, Ultrasound, Urology, Vascular Surgery, Women’s Health,  Audio-Digestive, Alternative Medicine, Cultural Competence, Domestic Violence, End of Life / Palliative Care, Ethics, Infection Control, Legal Issues, Licensure Requirements, Long Term Care, Medical Errors, Nutrition, Patient Safety, Errors, Practice Management, Preventative Medicine, Public Health, Quality Assurance, Risk Management, Substance Abuse, State Mandated , ME, Vaccinations, Wellness/Prevention, Comprehensive Board Reviews, Anesthesiology Board Reviews, Cardiology Board Reviews, Child and Adolescent, Psychiatry, Critical Care, Medicine Board Reviews, Endocrinology, Family Medicine, Gastroenterology, General Surgery, Geriatrics, Hematology, Hospice & Palliative, Medicine Board, Infectious Disease, Internal Medicine, Laboratory, Medicine, Nephrology, Neurology, , Neurosurgery, OB/GYN, Oncology, Ophthalmology, Orthopedic, Otolaryngology, Pathology, Pediatrics, Plastic Surgery, Psychiatry, Pulmonology.

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

Those ancillary revenue opportunities would not interfere with the provision of medical services by our strategic partners.  The Company has an alliance with Careington International – Dental Association and Galaxy Health Systems – Medical Association. In both cases we share 10% of all Ancillary Revenues generated from these groups and assist in providing additional revenue opportunities for them and iMedicor within their established client base as follows:

•
Meaningful Use Consulting.  iMedicor has been named as a primary agent by the ONC to work within the HITEC / REC programs. This consulting service is focused on providing medical practices with up to the minute advice that leads to “Meaningful Use” compliance and qualifies a medical practice for incentive funds which range from $44K to $64K per physician. The process includes practice assessment, EHR (Electronic Health Records) systems recommendations, Meaningful Use Gap Analysis, attestation and funding. iMedicor has assisted thousands of medical practices, directly or indirectly, through this process nationally in both the medical and dental fields. Typically, outside of the ONC HITEC / REC underwritten projects, we charge $2,500 per physician for the consulting portion plus 10% of the funds raised. We have not pressed for higher fees although our sense is that higher fees are possible. A revenue share with Our Strategic Partners could be included in the strategic alliance. On July 12, 2012 during a NJ-HITEC meeting of its staff, administrators and field agents / consultants, iMedicor was named as the number one Agent in the program based on the sheer numbers of physicians and practices we have brought through the entire process to ultimately receiving their incentive funds from the ONC. At that same meeting it was announced that overall the NJ-HITEC project was ranked number one in most categories due in great part to its field agent / consultant participation.

•
EHR sales.   iMedicor currently has relationships with ten EHR companies. This is happening for two reasons. The EHR companies have recognized that iMedicor, in many instances, has become, by default, a gatekeeper to the physician and medical practice. Often we recommend a variety of EHRs to the physician (typically up to three) the physician or practice manager asks us for advice as to which system they should select. Our criteria for working with EHR companies are very strict and we set the bar very high in regard to performance, customer service and pricing.

•
ClearLobby.   ClearLobby is designed as a “Next-Generation” marketing vehicle specifically for pharmaceutical and medical device companies. Clearlobby can profile a target audience, drop a message into the targeted audience Message Center and expose the physician to a product or service that normally would require a Pharma rep to wait in the practice lobby for hours for the meeting with the physician. ClearLobby changes the dynamic of that encounter by placing the control in the hands of the physician or assigned staff member. ClearLobby can deliver data, samples, make appointments with a rep, if warranted, or provide a direct communication link back to the Pharma itself. Pharmaceutical companies are constantly reducing their field sales staff and looking for more efficient methods to communicate with their targeted audience. ClearLobby represents a major shift in Pharma marketing that could provide for an opportunity for the iMedicor SocialHIE and its Health Communications Network.

•
The iMedicor Store. The store will be a new feature that the Company plans to introduce in 2013. On the bottom right hand area of the Company’s secure website we plan to insert a 2”x 2’ icon that looks like a store entrance. If a physician, staff member or eventually a patient clicks on this area and, based on their profile / position within the iMedicor community, a list of “Channels” will open up, which will represent market segments, products or services. Once you click on a channel icon you will open another area that contains the information you requested. For example, a physician may be looking for medical supplies. They click, in their own time, on the store front; open the channels, select medical supplies then choose from the list of sponsoring companies. This places control of the information flow in the hands of the physician or staff member, puts everything in one place, reduces the traffic of sales people in the practice itself and consolidates information saving time, effort and money. With regard to other services or products physicians or their staff would have an interest are into insurance, travel, entertainment, automobiles, real estate, investments etc. All under one “Storefront Roof” in a non-invasive, non-intrusive manner using the Opt-In principle and preserves the sanctity of the site as a comprehensive healthcare communication tool.

iMedicor and its strategic partners will take a leadership position by expanding the iMedicor communications platform and allowing medical practices to use the network to address the interoperability issue discussed in this document along with the Direct, esMD and HIH technologies and certifications. From a provider’s point of view, iMedicor offers the opportunity to:

•	Create a secure account inside iMedicor
•
Create a practice whereby, just like in a real time medical practice, staff members have certain permission to use the iMedicor Communication Network for specific responsibilities focused on electronic health records and other requirements

•	Allow, once the practice is established, creation of a community by simply inviting in after authenticating their peer community (GP’s, Specialists, Hospital Departments, Imaging Centers, Labs, etc)
Allow physicians and their staff to have access to workgroups, blogs, peer collaboration
•	Access telemedicine
•	Access the largest peer reviewed catalog of Continuing Medical Education (CME) organized by specialty, cross specialty, clinical trials and medical white papers.
•	Access the largest aggregation of Staff Development programs focused on practice management, billing, coding, EHR’s, Etc.
•	Access Direct Solution Software for secure communication outside of the iMedicor Communication Network
•	Access esMD software and HIH certification to address the communication standards imposed by CMS, which could soon become mandatory (planned to be introduced in the first quarter of 2013).

PRODUCTS AND SERVICES

The iMedicor SocialHIE – A collaborative online social media portal coupled with a secure Health Information Exchange. The site was designed for and by medical professionals to facilitate practice productivity and the rapid, secure exchange of patient specific information and documents in real-time.  The site is HIPAA compliant and represents a significant change in technology driven communication within the medical community and meets the “Meaningful Use” criteria as established by the federal government.

Meaningful Use Consulting – Expanding our role initiated by our contract with the HITEC projects, iMedicor’s ability to provide consulting services to the medical and dental communities is expected to expand through 2013 and 2014 as compliance to the Meaningful Use regulations becomes mandatory.

iMedicor Integration Driver – Is newly integrated software that allows an iMedicor user to communicate and transmit records and images across any EMR system securely and effectively.  The technology provides a unique low-cost solution to a significant and fundamental problem that prevented widespread adoption of electronic (Internet) communication, Interoperability of the EHR and HIS systems throughout the country.  Prior to this time, EMR systems could not communicate electronically with any referring doctor, lab or test center outside the EMR network and remain HIPAA compliant.  The Integration Driver creates the communication link that resolves the problem. The Integration Driver has been updated several times from its initial launch. Most recently, it is being upgraded to include the NHIN Direct, esMD and HIH standards, technology and certification, all of which meet or surpass the national standards for secure communication within the healthcare community.

iMedicor ClearLobby  – ClearLobby is a content delivery system that has the ability to place important drug marketing information in front of physicians far more effectively than traditional pharmaceutical industry direct marketing methods. By using ClearLobby, physicians gain control of the relationship between their medical practices and pharmaceutical representatives.  A physician can also electronically access the most recently updated drug and device information, peer-reviewed journals, case studies, clinical trial reports, etc. from ClearLobby. In addition, a physician can order samples, make specific appointments with pharmaceutical representatives and directly contact a Medical Science Liaison (MSL) for in-depth information concerning a drug, including off-label usage instructions not available through a pharmaceutical representative.

iMedicor Continuing Medical  Education (CME) Catalogue – The CME catalogue is organized by medical specialty, and approximately 90% of the courses offered within the catalogue are free to physicians and address their requirements of securing a set amount of credit hours in order to maintain their medical doctor accreditation.   All CME programs within the catalogue are peer reviewed and produced by nationally and internationally recognized authorities, medical schools and societies and other accredited sources. At any given time the Catalog offers more than 500 certified programs.

Fulfilling a Market Demand

iMedicor is deploying  its resources to accomplish the following:

•
Continue to build a brand with a loyal, receptive audience that continues to use the tools and services that we provide within our portal for increasing periods of time each day as normal-course-of-business;

•	Increase technological barriers to entry by competitors while increasing our revenue and market share in each of our particular businesses;

•	Enhance the products and services that we presently provide to include additional features demanded by our subscribers;

•	Provide online surveys using our services to better understand physicians' needs, habits and behaviors and offer that intelligence to our revenue generating clients;

•	Enhance our sales capabilities by partnering with experienced pharmaceutical marketing consultants to ”co-brand” an integrated electronic marketing strategy to prospective pharmaceutical clients ;

•	Evolve our core business into a business that provides the capability for our clients to improve the healthcare system in the country;

•	Have the resources available as needed to support the development of systems ahead of the Obama healthcare initiative for on-line, digital medical records;

•	Develop new lines of business such as clinical trial marketing and recruiting.

Attributes of our Products and Services

Secure HIPAA Compliant Messaging and File Transfer – HIPAA guidelines preclude the use of regular email for transporting patient medical information creating unnecessary delays in moving medical information and ideas.  iMedicor’s Messaging and File Transfer feature operates within a closed encrypted network that is accessible by participating members, – the portal, using our recently incorporated NHIN direct solution, providing complete security and the rapid exchange of personal health information—greatly accelerating the speed of healthcare communication and file / record transfers now available for use inside the secure network as originally designed and outside the network through NHIN Direct secure e-mail standards. A complete cycle of secure communication as required by Interoperability standards through the Meaningful Use regulations.

Professional Community, Referrals and Consultations – Physicians and other medical professionals typically collaborate very little outside of their local circle of influence often due to the challenges of identifying and building a database of trusted peers.  iMedicor makes it easy to identify, invite and collaborate with a constantly growing membership base.  Members can review other member biographies; read posted papers and articles, contribute and share information and ideas; consult; provide referrals, and; choose when and with whom they wish to communicate. A social, secure network for the healthcare community that also offers the ability to facilitate secure transmission of patient specific records, images, test results, insurance information and claims across any originating system.

ClearLobby Pharmaceutical Company Content Delivery – With ClearLobby, we provide a content management and delivery system that allows pharmaceutical companies to post pertinent content that is then accessed and reviewed by physicians.  Once a physician reviews the information available within ClearLobby, he may request a meeting, ask questions and order samples directly from the pharmaceutical representative assigned to the physician - all through ClearLobby.  The sales representative then communicates directly with the physician to fulfill the physician’s requests.  This new electronic exchange of information will make use of the representative’s time far more effectively and empowers the physician in this relationship.  The platform is not used in the place of pharmaceutical company representatives, but instead makes their interactions with physicians more frequent and more effective.

Access to Certified CME and Non-CME Educational Resources – We provide access to extensive online practice-relevant education and CME.  Portal members can access traditional on-demand (asynchronous) programs and view live, streamed programming and video archives.

BUSINESS OPERATIONS

In our fiscal year ended June 30, 2011, we shifted all of our efforts and resources to the build-out and promotion of iMedicor’s SocialHIE and to expand the very lucrative and credibility building “Meaningful Use” consulting, which we have expanded from General Practitioners under our NJ-HITEC Contract, to Specialists and Dentists that qualify for incentive funds.  iMedicor has achieved significant early-stage success, although the healthcare community is just now (2012-2013), reaching significant adoption of the EHR regulations to actually realize the missing link to the entire system is “INTEROPERABILITY”, a problem that iMedicor believes its SocialHIE has solved.  The combination of features offered by iMedicor addresses  existing educational needs for physicians and other healthcare providers and the ability to transfer personal health information electronically in a method which satisfies federal HIPAA regulations that proscribe the transmission of records via email.   The Portal also meets the standards of “Meaningful Use” established by the US Department of Health and Human Services and meets or surpasses the federal standards to protect patient specific information in transit.

Revenue is derived from multiple sources within the portal.

•	Network Subscription.

The basic service, point to point secure messaging with attachments is free. The upgrade subscription for the unlimited use of the network, including the creation of a practice, developing a community, the patient portal and other features not included in the free service is $35 per month. The Company also offers a direct account which is an account that secures all email outside of our network, as defined by the NHIN (National Health Information Network) and the national standards that they have established is an additional $35 per month which is a total of $70 per month.

•	Royalties on Prescriptions Written through ClearLobby.

For small pharmaceutical companies with limited or no budgets for marketing new products to physicians, the ClearLobby solution uses an alternative marketing and sales plan with the ability to target specialty groups.  The up-front cost to the smaller pharmaceutical companies that utilize ClearLobby is minimal and the access to physicians is extensive.  iMedicor will generate revenue by charging up to a 5% royalty on prescriptions written through the portal. The ClearLobby system is also available for approved vendors using a Click Through billing system. Typically we will charge between $25 and $100 for various click through service which could include, but not be limited to product information, ordering of samples, direct communication to the vendor, setting an appointment with a local representative, processing prescriptions etc.

•	Collaboration with HIE / EMR partners

The most significant trend in healthcare today is the universal adoption of a comprehensive health information technology (HIT) and Electronic Health Records (EHR) solution; according to a number of qualified sources (including the New England Journal of Medicine), over 52% of all physicians have begun the process to convert to a type of electronic system.  Conversely, these same sources also estimate that as of late 2010, over 80% of all physicians were using handheld devices in their practices, and that the use of “smart-phones” was expected to continue to grow.  iMedicor believes that physicians are willing to adopt new technology if it contributes to their being able to practice better medicine in a more timely and cost effective manner and if it relieves federal regulation, especially when compliance comes with financial incentives and if it represents increased efficiencies that will increase their bottom line.

Through the American Reconstruction and Recovery Act of 2009 (ARRA), there are a number of financial incentives to encourage the adoption of some form of an EHR systems.   In addition, those who are not in compliance by 2014 will face sanctions such as reduced Medicare reimbursements.

iMedicor has decided that creating partnerships with organizations that already have the relationship and trust of the healthcare community is the most effective way to introduce our secure communications service at a time when the entire market is just now beginning to realize they need such a service. To that end, iMedicor has executed contracts with Careington International, a driving force in providing a myriad of services to the Dental Community. They have over 40,000 direct contracted dentists in their network and have access to or service over 220,000 dentists through their affiliate strategic partners. The program with Careington will begin in the first quarter of 2013. Our initial focus will be to consult with those dentists that would qualify under the federal incentive program for Medicaid. Estimates are that between 12,000 and 50,000 dentists throughout the country would qualify for incentive funds. Our initial market research indicates that most dentists that qualify do not know the programs exists, that they are required to move to electronic health records or do not understand the complexities involved in becoming compliant. Our consulting service is anticipated to become a great benefit to this group. Phase II of the project will begin in latter 2013. This phase will involve enrolling all the dentists encompassed by Careington International into the iMedicor SocialHIE. Dentists will quickly realize the need to be part of the secure communication that will connect them into the entire healthcare community.

Our other major alliance is The Galaxy Health Network. Galaxy is one of the largest MCO / PPO’s in the country. They currently serve over 400,000 physicians, 2,700 medical centers and 47,000 ancillary care facilities. The first pilot is to be launched in early 2013 and should serve as a proof of concept to expand the deployment of the iMedicor SocialHIE to the entire Galaxy Network.

iMedicor has also executed agreements with strategic alliance partners such as Physicians Alliance of America, Physicians Alliance of Lancaster County (PA) to market and deliver what the Company calls a Total Solution Service (a fully featured EHR / HISP service at a very competitive price) integrated into iMedicor’s Health Information Exchange and social community network for doctors.  iMedicor as the prime contractor creates revenue sharing derived from participating healthcare providers and patient portals, Electronic Health Record (EHR) systems, and electronic data interchange solutions providers.  iMedicor will combine its community-based, secure messaging platform with its strategic alliance partners to offer a healthcare communications solution that complies with the US federally mandated inter-operability requirements for the adoption of EHRs, and ensure that participating physicians are eligible for ARRA “stimulus” funding.

SALES AND MARKETING

iMedicor Marketing

Our marketing strategy consists of building our brand by creating a company and product presence in the healthcare industry through our partner relationships as well as direct outreach to physicians and physician associations and presences at conferences and events in order to raise our visibility within the industry.  We conduct product demonstrations and consult with potential customers such as physicians and pharmaceutical companies by means of on-line presentations, in-person sales calls, trade shows, speaking engagements, on-line seminars and national medical association meetings.  We have also developed programs to expand the iMedicor user base through invitations by existing users to their colleagues to communicate through the iMedicor portal.  We seek in the coming year to accelerate our efforts to build a loyal user audience within the Portal, thereby increasing the average time per day that a physician or practice uses our collection of productivity and communications tools as a normal part of running a healthcare organization.

The initial user-base of iMedicor will continue to grow and expand through our numerous strategic alliances.  Further expansion will be facilitated through expanded use of our ClearLobby Pharmaceutical marketing solution and the adoption of usage by members of our alliance partners.    Through its user-base, iMedicor has the ability to market any number of different products and services.   Advertising sales for iMedicor will be handled through third-party organizations but will not begin until the Portal’s paying membership has reached  approximately 10 – 20% of registered physicians in the US.  iMedicor will also make available to subscribers product specific educational programs paid for initially by pharmaceutical companies and medical device companies.

Pharmaceutical Company Marketing

We believe that the pharmaceutical marketing landscape has changed dramatically over the last ten years for the worse due to the overall negative perspective that the pharmaceutical companies’ sales and marketing methods are too aggressive and result in conflicts of interest.  We believe that we have established, through initial beta testing and focus groups representing extensive interactions with multiple pharmaceutical companies marketing products in the United States, that pharmaceutical companies are now actively looking for new, relatively low-cost platforms to gain access to physicians that differentiate them from the common perception.  Pharmaceutical company representatives get less and less time in front of physicians, and physicians grow exceedingly impatient with the overly aggressive tactics and constant flow of representatives visiting their offices on a daily basis.  Although the relationship creates frustration amongst physicians, the information that the pharmaceutical companies are trying to deliver is very important to the proper prescribing of the drugs themselves.

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

We anticipate marketing our ClearLobby platform to our own user base as well as to clients of our various strategic partners.  iMedicor will not itself deploy a direct sales force to handle the program recruiting itself.  Marketing will be coordinated between iMedicor and our strategic partners, thereby leveraging our partners’ existing sales personnel, relationships and operations to further the goals of all participants without increasing costs.

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

●
Electronic Medical Records Systems (EMR) : EMR systems create, store and manage personal health information (PHI). Physicians and office staff rely on the systems to complete all encounter charting and coding. Most EMR systems employ e-prescribing and lab interfaces. EMR systems do not typically represent direct competition to iMedicor because they don’t represent a neutral offering of information exchange or secure messaging. Although they may offer some secure messaging functionality, they do not interact with other EMR systems and are of limited value.  Many EMR systems push and pull granular data in the form of a CCR or CCD. IMedicor is an excellent transporter for these types of data because they are exported in the format of an XML file. Leaders in this area include:  Allscripts, Athenahealth, Cerner, eClinicalWorks, Eclipsys, e-MDs, Epic, GE Centricity / IDX, Greenway, McKesson / Practice Partner, Misys, NextGen, Pulse Systems, Sage.

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

We compete with most HIE companies in that their applications typically encapsulate the functionality that iMedicor offers in addition to their core function of more granular data exchange. The overlap is secure messaging, electronic referrals and CCR/ CCD exchange. The additional functions we offer are the ability to integrate fully with EMRs and to centralize data pulled from multiple, disparate information systems with an enterprise master patient index. Most HIE systems or projects are still focused on interoperability and exchange of patient specific information within their organizations. iMedicor offers HIE’s the opportunity to provide a comprehensive interoperability that can extend beyond their membership thereby making the transition from paper to electronic health records relevant to their membership. Although the HIE’s could be considered competitors, we believe that we can work together to enhance their offerings to members and non-members therefore making their service valuable and functional as originally intended.

●
Patient Portals/ e-consults/ Secure messaging: These types of companies offer healthcare-related online applications that allow patients to interact and communicate with their healthcare providers, such as physicians and hospitals, and represent the greatest direct competition to the iMedicor Portal because their products, unlike HIEs, are mostly based on the same core functions that iMedicor offers such as electronic referrals, secure messaging and CCR/ CCD exchange and physician to patient messaging. Typically, portal services are available on the Internet at all hours of the day. Some patient portal applications exist as stand-alone web sites and sell their services to healthcare providers, while other portal applications are implemented into the existing web site of the healthcare provider. Patient portals benefit both patients and healthcare providers by increasing efficiency and productivity. Patient portal applications might allow patients to register and complete forms online, which can streamline and shorten visits to clinics and hospitals. Many portal applications also allow patients to request prescription refills online, access medical records, pay bills, and schedule appointments. Patient portals also typically allow patients to directly communicate with healthcare providers by asking questions and leaving comments   None of the companies we have identified, however, have the same model as iMedicor does. All information is only available for use within that particular system rather than being interoperable with all existing systems. iMedicor differs in that it creates one large health community with private sub-networks within.  Market leaders include:  Medem; Relay Health;  Kryptiq; Med Fusion; Quest Care360.

●
E-Detailing:   E-detailing refers to the use of computer technology to enhance or bypass the pharmaceutical representative's traditional sales call to healthcare providers. (The traditional sales call is known as "detailing.")  Either internet based or loaded onto a tablet PC, an e-detail is an interactive presentation which is backed up by CRM systems to allow for a tailored marketing approach for every single customer. Internet based e-detailing is seen by some as a method to overcome the challenge sales representatives face to secure physician meetings, the e-detail effectively replacing the face-to-face contact. Because it is an interactive medium, the belief is that the physician will be more engaged in the messages that she or he is exposed to and thus the message will have higher relevance and retention value.

 e-Detailing portals typically offer only content delivery and face a constant up-hill battle for recruiting physicians to come back to their portals given that there is nothing else for them to experience there. iMedicor’s ClearLobby is also a content delivery system, but goes one critical step further than traditional e-detailing by connecting the physician with the pharmaceutical representative directly through electronic messaging. iMedicor also differs in that it offers a value-added set of free tools and services outlined above under the products and services portion of this report, which physicians and healthcare professionals become reliant upon for regular use. This allows iMedicor to position ClearLobby in front of regular physician traffic through iMedicor initially to overcome the recruiting challenge.  Market leaders include:  Closer Look; Lathian; Physician’s interactive; Aptilon; Medsite.

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

●
Physician’s Interest Portals/ CME/ Journal Articles: Physician’s interest portals are sites that typically create large physician traffic numbers by offering them relevant content that they need to maintain their medical licenses or just keep up-to-date on the latest treatments and practices. These sites offer CME, news, journal articles and medical conference updates.  We can look at these sites as competitors, but in reality they may come to be strategic partners due to their substantial traffic. There is overlap in some cases in that we also offer CME. We have already partnered with Physician’s Practice because we can use their content, news and medical search engine which are all being offered through iMedicor.  Market leaders include:  Medscape; MDLinx; Medline; Physician’s Practice (CMPMedica); MedPage.

EMPLOYEES – OUTSIDE CONSULTANTS

As of March 15, 2013 we had one employee (Fred Zolla) and 19 consultants and/or independent agents providing on-going service to the Company   In addition we have several contract workers.  We believe our relations with the consultants and contract workers are good.

Item 1A.  Risk Factors

Our business is difficult to evaluate because we have a limited operating history.

Vemics - Delaware, our former operating business, was incorporated on July 17, 2001. The Company became publicly owned and became a Nevada corporation and filed a registration statement with Securities Exchange Commission (SEC) which was declared effective in October 2005.  In 2009, the Company changed its name to Imedicor, Inc. Because of our limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses.  For the first four fiscal years, 2002 – 2005, gross revenue was slightly over $200,000 in total.  Gross revenue had declined from $942,000 for the fiscal year ended June 30, 2007, to approximately $400,000 for the year ended June 30, 2011.  June 30, 2012 produced revenues of $595,506 due to our Meaningful Use Consulting services formally introduced in mid-2011. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

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

To execute on our business plan successfully and provide for our future operating and capital expenditure requirements, we require substantial additional funding.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are not able to raise additional capital, our business will suffer or we could be forced to cease operations.

Our financial statements are prepared assuming we are a going concern.  The accompanying financial statements do not include any adjustments that might result from being unable to raise the necessary additional capital and continue operations.

Our financial statements have been prepared assuming that we will continue as a going concern.  Since inception, we have incurred recurring operating losses and negative operating cash flows, including a net loss of $4,589,036 and negative operating cash flows of $545,841 for the fiscal year ended June 30, 2012.  At June 30, 2012, we had cash and cash equivalents of $67 and an accumulated deficit of $47,986,879.  The foregoing factors, among others, raise doubt as to our ability to continue as a going concern.  In the past, we have raised capital in private placements, but continued to sustain losses and negative operating cash flows.

Our success will be limited if we are unable to attract, retain and motivate highly skilled personnel.

Our future success also will depend on our ability to attract, retain and motivate highly skilled engineering, community management, healthcare/pharmaceutical sales and other key personnel.  Competition for such personnel is intense in the Internet industry, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.  In addition, our ability to generate revenues relates directly to our personnel in terms of both the numbers and expertise of the personnel we have available to work on our projects.  Moreover, competition for qualified employees may require us to increase our cash or equity compensation, which may have an adverse effect on earnings.

Any system failure or slowdown could significantly harm our reputation and damage our business.

System failures would harm our reputation and reduce our attractiveness to customers.  Our ability to attract potential customers will depend significantly on the performance of our network infrastructure.  In addition, a key element of our strategy is to perform services for customers to increase their usage of our services.  Usage of our online services could strain the capacity of our infrastructure, resulting in a slowing or outage of services.  We may be unable to improve our technical infrastructure in relation to increased usage of our services.  In addition, the users of the services we maintain for our customers depend on Internet service providers, online service providers and other web site operators for access to our web sites.  Many of these providers and operators have also experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to our systems.

We depend on third-party software to deliver specified aspects of our services.  If we are required to update or replace the software it could result in increased costs or delays in production.

Our products and services have a reliance on third-party software.  If software purchased from third parties to perform aspects of our services does not function properly or is not updated, or the contractual relationships were to end, we would need to purchase new software from other third-party providers or develop replacement software on our own.  Even though the third-party software we currently use would likely be replaceable through other third-party providers or developed internally, doing so would likely require increases in operating expenses and could cause a disruption in our business.  This could have a material adverse effect on our business, financial condition and operating results.

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

We have certain trademarks, trade dress, trade secrets and similar intellectual property which are significant to our success, and we rely upon related law, trade secret protection, and confidentiality and license agreements with our employees, strategic partners, and others to protect our proprietary rights to the extent such protection is available and enforceable.  Such protection has only limited effectiveness.  The development of the Internet has also increased the ease with which third parties can distribute our copyrighted material without our authorization.

We may seek to pursue the registration of additional trademarks, trade dress and trade secrets in the United States and, based upon anticipated use, in certain other countries.  We may not be entitled to the benefits of any such registration for an extended period due to the cost and delay in effecting such registration.  In addition, effective trademark and trade secret protection may not be available in every country in which our products are available.  We expect that we may license, in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties.  Further, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees.

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us.  These claims, even if without merit, could require us to expend significant financial and managerial resources.  Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content or pay financial damages, any of which could substantially increase our operating expenses.  We also may be required to obtain licenses from others to refine, develop, market and deliver new services.  We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable.  In the future we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees (from time to time we derive revenues from third party licenses and also depend on them.  Any such claims could have a material adverse effect on our business, financial condition and operating results.

We may be exposed to liability for publishing or distributing content over the Internet.

We may be subject to claims relating to content that is published on or downloaded from our website or the websites we operate for our customers.  We also could be subject to liability for content that is accessible from our website through links to other websites.  For example, as part of our service, we publish content for distribution to our customers that is provided to us by our content providers.  It would not be feasible for us to check the accuracy and copyright status of all of the content we distribute.  Accordingly, it is possible that our content could, on one or more occasions, be incomplete or contain inaccuracies or infringe upon a copyright.  Further, we cannot completely control breaches of privacy policies, warranties, or other claims that may be made by third parties.

We presently carry no insurance policies that cover losses that may occur due to any failures or interruptions in our systems.   We are seeking to have the full complement of insurance policies in place by March 31, 2013.

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

We believe that we meet the HIPAA requirements currently in effect that are applicable to our internal operations and our clients.  However, if we are unable to deliver applications solutions that achieve or maintain compliance with the applicable HIPAA rules in effect, or as they may be modified or implemented in the future, then customers may move business to applications solutions providers whose systems are, or will be, HIPAA compliant.  As a result, our business could suffer.

Our business will not succeed if we are unable to keep pace with rapid technological changes.

Our services and products are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new use, software and other product introductions.  There can be no assurance that we can successfully identify new business opportunities or develop and bring new services or products to market in a timely and cost-effective manner, or those services, products or technologies developed by others will not render our services or products non-competitive or obsolete.  In addition, there can be no assurance that our services, products or enhancements will achieve or sustain market acceptance or be able to address compatibility, interoperability or other issues raised by technological changes or new industry standards.

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

We presently carry no insurance policies that cover losses that may occur due to any failures or interruptions in our systems.  We are seeking to have the full complement of insurance policies in place by March 31, 2013.  We do not presently have any secondary “off-site” systems or a formal disaster recovery plan.  In addition, our users depend on Internet service providers and other Internet site operators for access to our websites.  Many Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  If we experience any of these problems, and if our insurance does not cover the costs of such occurrences, our business, results of operations and financial condition could be materially and adversely affected.

Regulatory developments in the future related to the Internet create a legal uncertainty; such developments could materially harm our business.

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

We are dependent on our management, employees and consultants.

We are dependent on the services of our executive officer(s) and key consultants and independent agents.  As of March 15, 2013 we had one employee (Fred Zolla) and 19 consultants and/or independent agents providing on-going service to the Company. On January 11, 2013 Fred Zolla Filed Form 8952 “Application for Voluntary Classification Program (VCSP) and was re-classified as a full time employee of the Company. Fred Zolla has served as the founder, CEO and Chairman of the Board of Directors since the Company began in July, 2001. There can be no assurance, however, that we can obtain an executive(s) of comparable expertise and commitment in the event of death, or that our business would not suffer material adverse effects as the result of the death, disability or voluntary departure of any such executive officer.  Further, the loss of the services of any one or more of our key employees or consultants could have a materially adverse effect on our business and our financial condition.  In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense.  If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

We may be required to issue more shares of Common Stock upon the exercise of outstanding warrants, the conversions of outstanding convertible notes or as part of raising additional capital, resulting in dilution of the ownership of our existing stockholders.

The exercise of outstanding warrants or conversions of outstanding shares of Series A or Series B Preferred Stock or convertible notes could result in substantial numbers of additional shares of common stock being issued, which will dilute existing stockholders’ potential ownership interests and may cause our stock price to decline.

As of June 30, 2012, we had issued warrants to purchase an aggregate of  97,616,000 shares of Common Stock and convertible notes in aggregate principal amount of $3,458,167. Of such amount, (a) $62,450 was converted into 60,778,706 common shares in September 2012; (b) $150,000 is convertible into 150,000 common shares; (c) $329,408 is convertible into 6,588,160 common shares; and (d) $2,916,309 is convertible into 23.33 shares of Series B Preferred Stock.  If exercised or converted, these securities will dilute existing stockholders’ percentage ownership of Common Stock.  In order to have sufficient capital on hand to execute on the current contracts, iMedicor has opened a current investment round which resulted in the issuance of 95,825,850 additional shares of common stock and 7.75 shares of Preferred Series A and 3.00 share of Series B Preferred for a total investment of $1,221,875 as of March 15, 2013 .

If one or more of the following events occurs, the number of shares of Common Stock that may be issued upon conversion or exercise would increase.  Accordingly, if iMedicor were to engage in a financing transaction involving the offering of iMedicor Common Stock (or securities convertible into iMedicor Common Stock) following conversion of some of all of the convertible notes, iMedicor may be required to provide certain holders that had previously converted the opportunity to maintain their percentage ownership interest in iMedicor.

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

A penny stock is generally defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as any equity security other than a security that: (i) is a national market system stock listed on a “grandfathered” national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our price as reported on the OTC:BB, is currently less than five dollars per share.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and possibly at a future date the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting.  We have found that certain deficiencies existed in the maintenance of the books and records of the Company as of June 30, 2012. We have reported certain deficiencies in our internal controls over financial reporting and related remediation efforts as discussed in Item 9a.

Our Common Stock has a very limited trading market.

Our Common Stock is traded on the over-the-counter Bulletin Board LLC electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange.  In addition, trading in our Common Stock has historically been extremely limited.  This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and a reduction in security analysts’ and the media’s coverage of us.  As a result, there could be a larger spread between the bid and the ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

Our bylaws provide for our indemnification of our officers and directors.

Our bylaws require that we indemnify and hold harmless our officers and directors, to the fullest extent permitted by law, from certain claims, liabilities and expenses under certain circumstances and subject to certain limitations and the provisions of Nevada law.  Under Nevada law, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses, attorney’s fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with an action, suit or proceeding if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.  We presently have no Directors’ and Officers’ Liability Insurance.

Item 1B.   Unresolved Staff Comments (This item is not applicable to smaller reporting companies).

Item 2.     Properties (This item is discussed in Item 1 – Business - above).

Item 3.     Legal Proceedings (None)

PART II

Item 5.    Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equities Securities

Our Common Stock is presently quoted over-the-counter on the Pink Sheets, LLC (OTC:PINK) electronic quotation service for OTC securities under the trading symbol “VMCI”.  Previously through October 15, 2012 we were quoted on the OTC Bulletin (“OTC:BB”). In September 2009 we changed the company name to iMedicor, Inc.

The following table sets forth the range of the high and low bid quotations for our Common Stock for the periods shown, as furnished by the OTC Bulletin Board.

	Common Stock
	High Bid	Low Bid
Fiscal Year Ended June 30, 2012
First Quarter	$0.0005	$0.0005
Second Quarter	$0.0020	$0.0019
Third Quarter	$0.0060	$0.0060
Fourth Quarter	$0.0020	0.0020
Fiscal Year Ended June 30, 2011
First Quarter	$0.0500	$0.0200
Second Quarter	$0.0259	$0.0001
Third Quarter	$0.0100	$0.0015
Fourth Quarter	$0.0011	$0.0045

The SEC has adopted regulations, which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our common stock is currently a “penny stock” as defined in the Exchange Act.  As a result, an investor may find it more difficult to dispose of or obtain accurate price quotations.  In addition, the “penny stock” rules adopted by the SEC subject the sale of the shares of the common stock to certain regulations which impose sales practice requirements on broker-dealers such as requiring that they provide their customers with documentation of the risks of investing in such securities before effecting the transaction, along with:

•	The bid and offer prices for the penny stock,
•	The number of shares to which the quoted prices apply,
•	The brokerage firm’s compensation for the trade
•	The compensation received by the brokerage firm’s salesperson for the trade

In addition, the brokerage firm must send to the investor a monthly account statement that gives an estimate of the value of each penny stock in the investor’s account, and a written statement of the investor’s financial situation and investment goals.  These disclosure and other requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  The penny stock rules may discourage investor interest in and limit the marketability of our Common Stock.

Recent Sales of Unregistered Securities

As set forth in the statement of stockholders’ deficit, the Company issued 77,460,906 shares of Common Stock in 2012 for consideration of principal and accrued interest on debt and payment for fees and services of $230,563.  The above issuances in 2012 consisted of (i) 24,830,664 shares of common stock for fees and services valued at $103,668.  These shares were issued for directors’ fees, fees related to the issuance of notes, fees related to the extension of note maturity dates, consulting fees and shares to employees in lieu of salary and/or bonuses and (ii) 52,630,042 shares of the common stock for conversion of $126,895 of debt and related accrued interest. See Note 7 to the financial statements.

Subsequent to June 30, 2012 through March 15, 2013, the Company has raised an aggregate of $1,221,875 and issued 95,825,850 Common Shares, 7.75 Preferred A Shares and 3.5 Preferred B Shares. The Company also issued 60,778,706 and 101,000,000 Common Shares for the respective conversion of Asher debt and in connection with obtaining extension agreements on three other debt instruments. (Notes 7 and 13).

Holders of our Common Stock

Based on the records of our transfer agent, Pacific Stock Transfer, and subsequent transactions through March 15, 2013, there were 235 record holders of shares of our Common Stock and additional stockholders held shares in street name.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the near future.  It is our present intention to utilize all available funds for the operation and development of our business.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘expects’’, ‘‘plans’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘estimates’’, ‘‘potential’’ or ‘‘continue’’ and similar terms.  Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled ‘‘Risks Factors’’ above.  The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

The Company has built a portal-based, virtual work, learning and communication/collaboration environment (a SocialHIE –Social Health Information Exchange) for healthcare and related industries called iMedicor. Our primary focus shifted with our acquisition of NuScribe, Inc. on October 17, 2006.  Currently, our efforts are concentrated on providing secure, on-line communications, collaboration, learning and productivity solutions to healthcare and related markets, and facilitating cost-effective communications between physicians and other healthcare related workers and pharmaceutical, medical device and medical insurance companies.

iMedicor was launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200% .  However, based on the changing landscape of the healthcare communications and multiple federal mandates enacted post the portals initial launch and that have required significant additional development, we suspended most of our marketing efforts to drive our then existing members into the portal in late 2010 as we both redesigned the site and entered into new relationships with companies that could add value as well as technology solutions and members to iMedicor.  To make up for the loss of anticipated income from a subscribing membership base iMedicor entered into a related line of business – helping state and regional HITECH (Health Information Technology for Economic and Clinical Health) initiatives enroll physicians.  Funded by the HITECH Act and overseen by Health and Human Services Office of the National Coordinator, the program federally funds state and regional offices to entice physicians to adopt the interoperability standards prior to the deadline mandated in 2014 by the federal government.  As of June 30, 2012 the company has generated approximately $301,939 in revenue from HITECH driven programs. Our sales in other areas virtually ceased for the year ended June 30, 2012 from 2011, as most of our internal efforts were devoted to establishing new relationships with strategic partners, developing a pharmaceutical marketing sales channel and the redesign of the iMedicor portal and it’s integration with partner sites and the introduction of increased functionality as the market positioned itself for the need of a secure, interoperable communications system as represented by the continuing development of iMedicor.  We did generate approximately $280,000 in legacy revenue attributed to several sales contracts entered into prior to the Company’s shift to focusing exclusively on the healthcare and related industries; however one of these contracts, representing $260,000 in income in the year ended June 30, 2012 is in dispute and no payments have been received.

The Company anticipates having four sources of income –

•	Through Subscription Sales
•	Through Consulting Service
•	Through EHR Recommendation and Sales
•	Through Clear Lobby and the iMedicor Store

As of June 30, 2012, we required approximately $120,000 to $130,000 per month to fund our operations.  This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future or if revenue does not begin to grow as expected we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding and expanding our development capabilities, sales and marketing efforts, strengthening technical and helpdesk support, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

We are currently seeking up to $3,000,000 in capital through a private placement of preferred stock.  While we are seeking this funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we are seeking.  The exact amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are unable to raise sufficient additional capital in the current private offering, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies. Up to this point we have demonstrated the ability to raise capital on an as needed basis to supplement our monthly revenue.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of receivables, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  We have sustained recurring net losses and we have deficits in working capital and total stockholders’ equity of $8,100,018 and $7,920,373, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

Currently, management is seeking to develop a vastly improved medical portal system and attract alliances with strategic partners to allow us to generate revenues that will enable us to be self-sustaining. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is ultimately dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. (See Liquidity).

Impairment of Long-Lived Assets

We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with recently adopted accounting practices.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the carrying amount of the asset which exceeds its fair value.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.  The carrying amount of the Company’s long-term debt also approximates fair value, based on market quote values (where applicable) or discounted cash flow analyses in accordance with accounting guidance on Fair Value Measurements. (See Notes to Financial Statements).

Net earnings (loss) per share

Basic and diluted net loss per share information is presented under the requirements of FASB, No. 128 Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on lattice model valuations. These derivatives, include embedded derivatives in the Company’s Asher notes issued in 2010, which had variable conversions rates based on market prices and reset provisions to the exercise price and conversion price if the Company issued equity or other derivatives at a price less than the exercise price set forth in the notes, are separately valued and accounted for on the Company’s balance sheet.  Since the Asher notes converted at a percent of market, there was an indeterminable number of shares that could be issued upon conversion.  This feature tainted the outstanding warrants and Preferred B shares issued by the company for the period that the Asher notes were outstanding.  Following certain conversions of the Asher notes, the Company did not have sufficient unissued, authorized shares to issue shares to the warrant holders, resulting in treatment of the warrants as liabilities. (See Note 8 to the financial statements). Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data where available and requiring judgment and estimates.  Subsequent to June 30, 2012, the authorization by the Company of additional authorized shares permitted the conversion of all outstanding Asher notes.  Presently, the Company does not have and does not anticipate having a future relationship with Asher.

Lattice Valuation Model

The Asher conversion features and warrants were valued using a lattice valuation model. The lattice model valued these instruments based on a probability weighted discounted cash flow model. The Company used the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures were determined based on management's projections. These probabilities were used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario was then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Revenue Recognition

The Company’s sources of income for the fiscal year ending June 30, 2012 were:

•	Assisting Regional and State HIECH programs in accelerating the adoption of mandated electronic healthcare records management and communication.
•	Legacy technology contracts not related to the healthcare industry

Results of Operations

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Year Ended June 30
	2012	%	2011 Restated	%

Net Sales and Revenues	$595,506	100	$438,122	100
Cost of Services	5,296	0.9	4,876	1.1
Gross Profit	590,210	99.1	433,246	98.9
Operational, general and administrative Expenses	2,195,782	368.7	2,113,103	482.3
Depreciation and amortization	1,168,034	196.1	2,065,723	471.5
Impairment of technology and medical software	854,579	143.5	854,094	194.9
Bad debt expenses	477,000	80.1	52,000	11.9
Total Expenses	4,695,395	788.4	5,084,920	1,160.6
Operating Loss	(4,105,185)	(689.4)	(4,651,674)	(1,061.7)
Interest expense, change in fair value of derivatives and other	(483,851)	(81.2)	(2,205,082)	(503.3)
Net Loss	$(4,589,036)	(770.6)	$(6,856,756)	(1,565.0)
Net Loss Per Share	$(.01)		$(.02)

Revenues

Our revenues for the year ended June 30, 2012 increased by $157,384 to $595,506 from $438,122  in 2011, due primarily to two new lines of revenue: Hamilton Dental sales and consulting services, and; HITECH sales and consulting services.

Cost of Services

Cost of services as a percentage of revenues was 1% for the year ended June 30, 2012 as compared to 1% for 2011, representing the expiration of a revenue sharing agreement with a previous partner.  While the contract remains in force the revenue share agreement has expired.

Operational, General and Administrative Expenses

Operational, general and administrative expenses increased to $2,195,782 in the year ended June 30, 2012 from $2,113,103 in the year ended 2011, or 3.91%.    The Company’s financial position required it to fund opportunities via personnel and outside services in order to avail it of revenue opportunities and wherever possible reduce costs resulting in net increase in operational expenses.

Depreciation and Amortization

Depreciation and amortization expenses decreased for the year ended June 30, 2012 to $1,168,034 versus $2,065,723 in 2011; this decrease represents almost fully amortized Technology & Medical software.

Impairment of Technology and Medical Software

The Company recorded impairment losses of $854,579 and $854,094 for the years ended June 30, 2012 and 2011, respectively.  These losses have been measured by the estimate of discounted cash flows remaining at each year-end date.  The impaired assets had in part been acquired from NuScribe Inc. in 2007 and the related technology has changed considerably since that date, resulting in a change in the estimate of remaining cash flows.  (See Note 6 to the financial statements).

Operating Loss

Loss from operations for the year ended June 30, 2012 decreased by $546,489, or 11.7% to $4,105,185 compared to $4,651,674 in fiscal 2011.  This decrease resulted primarily from: (a) a reduction in amortization expense of approximately $898,000; (b) an increase in bad debts of $425,000; and (c) an increase in revenues noted above.

Other Expense

Other expense decreased by $1,721,231 to $483,851 in fiscal 2012 from $2,205,082, as restated in fiscal 2011.  The effect of the change in fair value of derivatives was $2,087,676, as the Company had a gain on that line item of $98,774 in fiscal 2012 compared to a loss of $1,988,902, as restated, in fiscal 2011.  (See Note 14 to the Financial Statements).  Other line items accounting for the change were a litigation settlement of $100,000 in 2012, a net negative effect from debt redemption and cancellation of $219,703 and net increase in net interest expense of $246,742.

Net Loss

Net loss for fiscal 2012 was $4,589,036 compared to $6,856,756, as restated for fiscal 2011, an improvement in net results of $2,267,720, principally due to restatement of the accounting for embedded derivatives.

Liquidity and Capital

Cash was $67 at June 30, 2012 compared to $18,208 at June 30, 2011.  Net cash used by operating activities was $545,841 for the year ended June 30, 2012 as compared to cash used by operating activities of $1,273,349 for the year ended June 30, 2011, representing a 57% decrease.  The decrease is primarily attributed to approximately $389,000 less in payments to operating expenses such as consultants and in increase in revenues of approximately of $286,000.

Net cash used by investing activities were none for the year ended June 30, 2012 as compared to cash used by investing activities of $55,000 for the year ended June 30, 2011, and was primarily due to a decrease in equipment needed in the development work on the Portal while there was a significant investment of cash used to fund both internal and external personnel and vendors to continue its development. These expenditures are generally deemed as research and development costs and such are required to be expensed when incurred.  These expenses are accounted for as consulting expenses.

Net cash provided by financing activities was $527,700 for the year ended June 30, 2012 as compared to net cash provided by financing activities of $1,259,913 for the year ended June 30, 2011. The decrease is primarily due to a decrease in the amount of Common Stock sold and issuance of debt instruments.  The source of the $527,700 was primarily from loans from the two majority investors in the Company.  Funding subsequent to June 30, 2012 has generated approximately $185,000 from borrowings and $1,221,875 the issuance of 95,825,850 common shares, 7.75 Preferred A Shares and 3.5 Preferred B shares.  The Company is continuing to actively engage in fundraising efforts to increase its current level of operations.

The Company continues to operate at a loss and is projected to do so until the end of fiscal 2013.  There was a lack of available investment capital in the year ended June 30, 2012 that required the Company to continue to consolidate its operations and slow-down marketing, while maintaining an aggressive development schedule to upgrade the entire system. The net result of this is that the Company has not been able to fully execute on its operational plan for the year resulting in a delay in generating any significant revenue.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.

Subsequent to June 30, 2012 and through , the Company has raised an aggregate of $1,221,875 and issued 95,825,850 Common shares, 7.75 Preferred A Shares and 3.5 Preferred B shares. The Company also issued approximately 161,000,000 additional shares of Common Stock in connection with obtaining extension agreements on various debt instruments.  There were no cash proceeds from such issuances; further such issuances may make it more difficult to raise additional proceeds from equity and/or debt issuances.  There is no assurance that the Company will be able to raise additional capital.

Going Concern

The Report of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, we had a working capital deficiency of $8,100,018 and $5,984,159 and total stockholders’ deficiency of $7,920,373 and $3,561,900 at June 30, 2012 and 2011, respectively, net operating losses of $4,105,185 and $4,651,674, net losses of $4,589,036 and $6,856,756 and net cash used in operating activities of $545,841 and $1,273,349 for each of the years then ended. These factors raise substantial doubt about our ability to continue as a going concern.

Currently, management is seeking to develop a vastly improved medical portal system and attract alliances with strategic partners to allow us to generate revenues that will enable us to be self-sustaining. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is ultimately dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7.    Quantitative and Qualitative Disclosures about Market Risk (Not Applicable to a Smaller Reporting Company)

Item 8.    Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of iMedicor, Inc.

We have audited the accompanying balance sheets of iMedicor, Inc. (“the Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iMedicor, Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that iMedicor, Inc. will continue as a going concern.  As shown in the financial statements, the Company has experienced significant losses resulting in a working capital deficiency and shareholders’ deficit.  These conditions raise substantial doubt about its ability to continue as a going concern.   Management’s plans in regard to these matters are more fully described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in note 14, the Company restated the 2011 financial statements to reclassify certain convertible debt and all preferred shares and warrants as a derivative liability, and other related financial elements.  The Company also restated certain 2010 financial statement accounts.

/s/ Demetrius Berkower LLC

Wayne, New Jersey
March 22, 2013

iMEDICOR, INC.
CONSOLIDATED BALANCE SHEETS
YEARS ENDED JUNE 30, 2012 AND 2011

	JUNE 30,
	2012	2011
		Restated - Note 14
ASSETS
Current assets:
Cash and cash equivalents - interest bearing	$67	$18,208
Accounts receivable, net of allowance for doubtful accounts of $47,000 and $-0 - at June 30, 2012 and 2011, respectively	33,980	251,780
Prepaid expenses	-	16,108

Total Current Assets	34,047	286,096

Property and Equipment, net	-	1,345

Other assets:
Technology and Medical software	117,645	2,138,913
	117,645	2,138,913

Accounts Receivables in Litigation, net of allowance of $558,000 and $104,000 at June 30, 2012 and 2011, respectively	62,000	282,000
	62,000	282,000

Total Assets	$213,692	$2,708,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued interest	$6,106	$10,506
Conversion feature - derivative liability	920,427	978,629
Warrants - derivative liability	7,947	1,939
Short-term notes payable	4,389,636	3,293,079
Accounts payable and accrued expenses	2,809,949	1,804,101
Deferred income	-	182,000

Total Liabilities	8,134,065	6,270,254

Stockholders' Equity (Deficit)
Preferred Stock, Series A par value $.001; Authorized: 28 shares; Issued and Outstanding: 28 shares at June 30, 2012 and 2011	-	-
Preferred Stock, Series B par value $.001; Authorized 60 shares; Issued and Outstanding: 18.75 shares at June 30, 2012 and 2011	-	-
Common stock, par value $.001 per share; Authorized: 600,000,000 shares; Issued and outstanding: 415,462,433 and 338,001,527 shares at June 30, 2012 and 2011, respectively *	415,462	338,002
Additional Paid-in Capital	39,651,044	39,497,941
Accumulated Deficit (See Note 14)	(47,986,879)	(43,397,843)

Total Stockholders' Deficit	(7,920,373)	(3,561,900)

Total Liabilities and Stockholders' Deficit	$213,692	$2,708,354

* Authorization subsequently increased to 2,000,000,000 shares.

See notes to financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2012 AND 2011
	For the Year Ended June 30,
	2012	2011
		Restated - Note 14

Revenues	$595,506	$438,122

Cost of Services	5,296	4,876

Gross Profit	590,210	433,246

Expenses:
Stock issued for fees and services	103,668	565,574
General and administrative	1,986,191	1,465,187
Professional fees	105,923	82,342
Depreciation and amortization	1,168,034	2,065,723
Bad debt expense	477,000	52,000
Impairment of technology asset	854,579	854,094

Total Expenses	4,695,395	5,084,920

Loss from operations	(4,105,185)	(4,651,674)

Other Income/(Expenses:)
Other income - litigation settlement	100,000	-
Gain/(loss) on debt redemption	(42,180)	16,012
Other income - debt cancellation	-	161,511
Change in Fair Value - Derivatives	98,774	(1,988,902)
Derivative interest	-	160,406
Interest expense	(640,445)	(554,109)
Total Other Income/(Expenses)	(483,851)	(2,205,082)

Net loss	$(4,589,036)	$(6,856,756)

Net loss per share	$(0.01)	$(0.02)

Weighted average number of shares, basic and diluted	360,823,724	291,024,556

See notes to financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDER EQUITY (DEFICIT)

	PREFERRED	PREFERRED	PREFERRED	PREFERRED			ADDITIONAL		TOTAL
	SERIES A	SERIES A	SERIES B	SERIES B	COMMON	COMMON	PAID IN	ACCUMULATED	STOCKHOLDERS'
DESCRIPTION	SHARES	STOCK	SHARES	STOCK	SHARES	STOCK	CAPITAL	DEFICIT	DEFICIT

Balance as of July 1, 2010 - as previously presented					229,081,717	$229,082	$37,340,964	$(41,027,957)	$(3,457,911)

Adjustment - Note 14							(3,665,162)	4,486,870	821,708

Balance as of July 1, 2010 - as restated					229,081,717	229,082	33,675,802	(36,541,087)	(2,636,203)

Issuance of stock in exchange for convertible debentures and accrued interest	28						1,800,000		1,800,000

Issuance of stock in exchange for convertible debentures and accrued interest			19				2,037,774		2,037,774

Issuance of stock in exchange for convertible debentures and accrued interest					62,778,418	62,779	1,005,932		1,068,711

Sale of common stock for cash					12,300,000	12,300	446,700		459,000

Issuance of stock for fees/services					33,841,392	33,841	531,733		565,574

Net loss								(6,856,756)	(6,856,756)

Balance as of June 30, 2011 - as restated	28	$-	19	$-	338,001,527	$338,002	$39,497,941	$(43,397,843)	$(3,561,900)

Issuance of stock in exchange for convertible debentures and accrued interest					52,630,042	52,630	74,265		126,895

Issuance of stock for fees/services					24,830,864	24,830	78,838		103,668

Net loss								(4,589,036)	(4,589,036)

Balance as of June 30, 2012	28	$-	19	$-	415,462,433	$415,462	$39,651,044	$(47,986,879)	$(7,920,373)

See notes to financial statements.

iMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2012 AND 2011

	For the Year Ended June 30,
	2012	2011
		Restated -Note 14
Cash Flows From Operating Activities
Receipts from customers	$374,306	$88,342
Payments to suppliers, salaries	(995,517)	(1,388,270)
Other income	100,000	-
Interest paid	(24,630)	26,579
Net Cash Used in Operating Activities	(545,841)	(1,273,349)

Cash Flows Used in Investing Activities
Purchase of Technology and Medical software	-	(55,000)
Net Cash Used in Investing Activities	-	(55,000)

Cash Flows From Financing Activities
Short term loans	527,700	955,000
Payments on bank note payable	-	(14,087)
Payments on notes payable	-	(140,000)
Sale of common stock	-	459,000
Net Cash Provided by Financing Activities	527,700	1,259,913

Net Decrease in Cash	(18,141)	(68,436)

Cash at the Beginning of Period	18,208	86,644
Cash at End of Period	$67	$18,208

Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net loss	$(4,589,036)	$(6,856,756)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Allowance for bad debts	477,000	52,000
Impairment of technology asset	854,579	854,094
Depreciation and amortization	1,168,034	2,065,723
Interest expense added to notes payable	568,857
Stock issued for consulting fees	103,668	565,574
Change in derivative values	(155,368)	1,831,857
Other income - debt cancellation	-	(161,511)
Income (loss) recognized from debt redemption	42,180	(16,012)
Changes in:
Trade receivables	(39,200)	(471,780)
Prepaid expenses	16,108	(10,107)
Accounts payable and accrued expenses	1,005,848	174,241
Accrued interest payable	183,489	577,328
Deferred income	(182,000)	122,000
Net Cash Used by Operating Activities	$(545,841)	$(1,273,349)
Supplemental disclosures:
Non-Cash Investing and Financing Activities
Stock issued for fees and services	$103,668	$565,574
Exchange of stock for note payable and accrued interest	126,895	4,903,123
Income (loss) recognized from debt redemption	42,180	(16,012)
Income recognized from debt cancellation	-	(161,511)

See notes to financial statements.

iMEDICOR, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012 AND 2011

1.             NATURE OF OPERATIONS

IMedicor, Inc., a Nevada Corporation, formerly Vemics, Inc. (the “Company”), builds portal-based, virtual work and learning environments  in healthcare and related industries. Our focus is twofold: iMedicor, our web-based portal which allows physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, and; in 2008 acquired ClearLobby technology, our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.   Our solutions allow physicians to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.  Our solutions –

▪	Provide services that are comprehensive and end-to-end
▪	Are portal-based and require little or no capital investment for equipment or infrastructure
▪	Support interactive real-time collaboration and learning
▪	Are flexible, configurable and interoperable
▪	Utilize and migrate with all available real-time communications and learning technologies
▪	Include peripheral or adjunct productivity tools, services and support
▪	Are highly mobile and affordable for medical practices of any size
▪	Are convenient and extendable throughout healthcare organizations (EMRs, Hospitals, HMOs, etc)
▪	Can be customized to interact with current communication, learning and business needs

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

Through the iMedicor portal, physicians will be able to communicate securely with other doctors, sharing HIPAA compliant patient files, records and images quickly and safely.  The portal can also help doctors use corresponding services from other professionals in the medical industry.  Moreover, the portal environment allows for document creation and management tasks in a user-friendly, online environment.  Costly transcription services and tedious handwritten documentation can actually be eliminated through iMedicor’s voice recognition advanced technology. The iMedicor portal will also be a repository for Certified Continuing Medical Education courses and non-certified and product specific educational resources made available to any registered member on a non-intrusive opt-in basis.

2.             GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $47,986,879, $7,920,373 and $8,100,018 at June 30, 2012, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 13 - Subsequent Events).

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

As of June 30, 2012 and 2011, the Company had no cash balances at any financial institution in excess of federally insured limits.

The Company has historically provided financial terms to customers in accordance with what management views as industry norms.  Financial terms, for credit–approved customers, are generally on a net 30-61 day basis, though most customers are entitled to a prompt payment discount.  Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering such factors as economic conditions and each customer’s payment history and creditworthiness.  If the financial conditions of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods.

Property, Equipment and Depreciation

Property and Equipment are recorded at their historical cost.  Depreciation and amortization are provided by the straight-line method over the useful lives of the assets, which vary from five to seven years.  The cost of repairs and maintenance is charged to operations in the period incurred.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on lattice model valuations. These derivatives include embedded derivatives in the Company’s Asher notes issued in 2010, which have variable conversion rates based on market prices and reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in the notes, are separately valued and accounted for on the Company’s balance sheet.  Since the Asher notes convert at a percent of market, there are an indeterminable number of shares that may be issued upon conversion.  This feature taints the outstanding warrants and Preferred A and B shares issued by the Company for the period that the Asher notes are outstanding.  In addition to the Asher notes, the Company did not have sufficient unissued, authorized shares to issue shares to the warrant holders.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.  The carrying amount of the Company’s debt also approximates fair value, based on market quote values (where applicable) or discounted cash flow analyses. (See discussion of Fair Value Measurements below).

Fair Value Measurements

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, lattice models or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The Company’s Level 3 financial liabilities consist of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the Statements of Operations that are attributable to the change in the fair value of the derivative liability.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurement Using
June 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$920,427	$-	$-	$920,427	$920,427
Derivative warrant liability	7,947			7,947	7,947

		Fair Value Measurement Using
June 30, 2011	Carrying Value	Level 1		Level 2		Level 3	Total
Derivative conversion feature liability	$978,629	$		$		$978,629	$978,629
Derivative warrant liability	1,939		-		-	1,939	1,939

The derivative conversion feature liability arises from the terms of the convertible preferred stock and the Asher notes.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities (See Note 8)

Lattice Valuation Model

The Asher conversion features, Preferred A and B shares and warrants are valued using a lattice valuation model. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

ASC 740, Accounting for Income taxes (‘ASC 740’), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion more likely than not will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative loss experience and expectations of future taxable income by taxing jurisdictions, the carry-forwarding periods available to us for tax reporting purposes and other relevant factors.

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

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Subsequent Events

The Company has evaluated subsequent events through the date when the financial statements were issued.  (See Note 13).

Revenue recognition

Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably over the contract period.  We have established guidelines on all undeliverable elements of the user license and software arrangements, which consist of maintenance, monitoring and, at times, training and consulting.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts from estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us.  Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectibility.  If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.  In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts.  Allowance for doubtful accounts for Accounts Receivables for the years ended June 30, 2012 and 2011 were $47,000 and $-0-, respectively.  In addition, the allowance for doubtful accounts for Accounts Receivables in Litigation for the years ended June 30, 2012 and 2011 were $558,000 and $104,000, respectively.

Advertising costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged to expenses in the period or year in which incurred.  Advertising costs for the years ended June 30, 2012 and 2011 were $12,145 and $28,641, respectively.

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

Net earnings (loss) per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, shares issuable on exercise of warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

Share-Based Payment

STOCK-BASED COMPENSATION

The Company accounts for all stock-based payments and awards under the fair value based method. Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments on an accelerated basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees are recorded at fair value on the date of the grant. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition is accrued if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments to employees that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options is expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital

STOCK-BASED COMPENSATION - continued

The compensation expense recognized for the years ended June 30, 2012 and 2011 was $103,668 and $565,574, respectively. No share purchase options were granted during such years. All previously granted options had been exercisable at the date of grant. The Company’s employee option plan was discontinued on June 6, 2012; all outstanding options had expired.

4.             COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company as of June 30, 2012 and 2011 had a total of 415,462,433 and 338,001,527 shares outstanding, respectively.   On July 27, 2012, the Board of Directors amended the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of common shares in the Company to 2 billion shares from 600 million.

As set forth in the statement of stockholders’ deficit, the Company issued 77,460,906 common shares in 2012 and 108,919,810 common shares  in 2011 including 52,630,130 and 62,778,418 shares for conversion of principal and accrued interest on debt of $126,895 and $1,068,711, respectively, and 24,830,864 and 33,841,392 shares in payment for fees and services of $103,668 and $565,574, respectively.  In addition, the Company sold 12,300,000 Common shares for cash proceeds of $459,000 in fiscal 2011.

Preferred Stock (See Note 13)

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock.  There were authorized 32 and 60 shares of Series “A” and “B” preferred stock, respectively, of which 28 Series “A” and 18.75 Series “B” shares, respectively, were issued and outstanding as of June 30, 2012 and 2011.  As set forth in the statement of stockholders’ deficit, all of such preferred shares were issued during the year ended June 30, 2011 in exchange for convertible debentures and accrued interest thereon of $1,800,000 and $2,037,774, respectively.  Also as of June 30, 2012, an additional 23.33 Series “B” shares were issuable upon conversion of outstanding convertible debt.  (See Notes 7 and 13).

Each share of Series “A” Preferred Stock was convertible into a 1% ownership interest in the Company’s common stock on a non-dilutive basis, giving effect to the conversion of all outstanding preferred shares, convertible debt and the exercise of all outstanding common stock purchase warrants, on a post-converted basis.  Each share of Series “A” Preferred Stock bore dividends when, as and if declared by the Board of Directors.  The Series “A” Preferred is senior to the Series “B” Preferred and to the common stock with respect to liquidation.

Each share of Series “B” Preferred Stock represented a 1% ownership interest in the Company’s common stock, on a non-dilutive basis, giving effect to the conversion of all outstanding preferred shares, convertible debt and the exercise of all outstanding common stock purchase warrants, on a post-converted basis.  Each share of Series “B” Preferred Stock bore dividends when, as and if declared by the Board of Directors.  The Series “B” Preferred is junior to the Series “A” Preferred, but senior to the common stock with respect to liquidation.

Each of the Series A and Series B Preferred Stock has voting rights on all matters coming before the stockholder equal to the number of shares issuable upon conversion of the Series A and Series B Preferred Stock.

4.             COMMON STOCK AND PREFERRED STOCK – continued

Preferred Stock – continued

If declared by Board of Directors, holders of shares of Series B Preferred Stock were entitled to receive dividends on the last day of each March, June, September and December in each year commencing on March 31, 2011.  If declared, dividends were payable in shares of Common Stock on the holders total investment per share of Series B Preferred Stock at an annual variable rate, which decreased from an initial rate of 18% to 14% and then for calendar 2012 and thereafter to 10% on the last day of each March, June, September and December of each year until such time as the Series B Preferred Stock was either converted into shares of Common Stock as provided in the Series B designation or redeemed through the sale, acquisition or merger of the Company resulting from a change of ownership of the Company.

If declared, on each quarterly dividend payment date the holder of each share of Series B Preferred Stock is to receive the following:

1.
That number of shares of Common Stock, rounded to the nearest whole number, equal to the amount of such dividend payment divided by the Agreed Value of a share of Common Stock on such dividend payment date.  For this purpose, the Agreed Value of a share of Common Stock shall be the amount equal to the average of the closing prices of a share of Common Stock as reported on the OTC Bulletin Board for each of the five trading days immediately preceding such dividend payment date.  For example, if the Agreed Value on a Dividend Payment Date is $.10 per share the total number of shares of Common Stock to be issued on such dividend payment date shall be that number equal to the Investment Per Share of Series B Preferred Stock times the annual dividend rate divided by four divided by the Agreed Value.  Regardless of the actual issuance of the stock certificate for the shares of Common Stock, the shares of Common Stock specifically authorized by the board will be deemed issued on the last day of the quarter.

2.	A warrant to purchase that number of shares of Common Stock equal to the number of Dividend Shares issuable on such dividend date, exercisable at an exercise price per share equal to the Agreed Value.

Notwithstanding the foregoing, no dividend was to be declared or paid to the holders of Series B Preferred Stock until the holders of Series A Preferred Stock received all of the dividends to which the holders of Series A Preferred Stock were entitled to receive and no dividend was to be declared or paid to the holders of Common Stock or any other series of Preferred Stock (other than the Series A Preferred Stock) until the holders of Series B Preferred Stock received all of the dividends to which the holders of Series B Preferred Stock were entitled to receive.  No dividends have been issued or declared by the Board of Directors on any shares of preferred stock.

Subsequent to the year ended June 30, 2012, the Series A and Series Preferred Stock designations were amended.  (See Note 13).

Warrants

For the years ended June 30, 2011 and 2012, the Company issued an aggregate of 5,124,999 and 1,766,667 common stock purchase warrants, respectively.  As of June 30, 2011 and 2012, the Company has issued 98,307,667 and 97,616,000 common stock purchase warrants, respectively, to various shareholders and service providers expiring through 2016, exercisable at prices from $0.01 to $0.24.  A summary of the outstanding warrants as of each date and the expiration periods of those outstanding at the latter date are as follows:

	Number of Shares Issuable on Exercise -Warrants Outstanding as of June 30,		Expiration Date of Warrants Outstanding
	2012	2011	As of June 30, 2012
	750,000	-	2013
	7,331,667	6,063,333	2013
	12,464,000	13,730,667	2014
	53,762,000	52,822,000	2015
	24,000,000	25,000,000	2016
Total	98,307,667	97,616,000

Management may redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and the share market value meets certain levels.  The warrants are recorded as derivative liabilities due to a shortage of available authorized shares, arising from the terms of the Asher notes and the preferred stock. (See Note 8).

5.            PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

Equipment and fixed-asset depreciation and amortization expense for the years ended June 30, 2012 and 2011 was $1,345 and $7,366, respectively.  The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal. Property, equipment and purchased software are stated at cost and consist of the following:

	June 30,
	2012	2011
Furniture and fixtures	$2,600	$2,600
Software	72,430	72,430
Equipment	252,883	252,883
	327,913	327,913
Less Accumulated Depreciation & Amortization	327,913	326,568
	$-0-	$1,345

6.             TECHNOLOGY AND MEDICAL SOFTWARE

The Company had capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with the completion of the iMedicor portal, which was included in the asset purchase of Nuscribe.  The iMedicor ™ portal was launched in late October 2007 and we are amortizing its cost on a straight-line basis over 60 months.  Total amortization expenses (exclusive of impairment losses discussed below) were $1,168,034 and $2,065,723 for the years ended June 30, 2012 and 2011, respectively.  The Company accounts for impairment of technology assets in accordance with recently issued and adopted accounting pronouncements, which require that technology with finite useful lives should be amortized, but also be tested for impairment at least annually.  If impairment exists, a write-down to fair value measured by discounting estimated future cash flows is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment. The Company has evaluated the technology and medical software for impairment as of both fiscal year ends and has determined that the asset was impaired by $854,094 at June 30, 2011 and an additional $854,579 at June 30, 2012. The technology related to the portal to which these assets relate has changed considerably since their acquisition and development, resulting in a change in the estimate of remaining cash flows.   Cumulative impairment losses at June 30, 2012 were $1,708,673.

	June 30,
	2012	2011
Technology and medical software	$10,238,894	$10,238,894
Less: Accumulated Amortization	8,412,576	7,245,887
Less: Impairment as of June 30, 2012 and 2011	1,708,673	854,094
	$117,645	$2,138,913

7.             NOTES PAYABLE

Notes payable at June 30, 2012 and 2011 consisted of the following:

	June 30, 2012	June 30, 2011
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008, in default, convertible at $1.00 per share or 150,000 common shares at June 30, 2012.	$150,000	$150,000
(2) Convertible note bearing interest at 8% per annum, increased to 22% when defaulted. (See below for variable terms of conversion). These notes were originally $180,000 borrowed and were past due, originally due on varying dates ranging from December 29, 2010 through March 8, 2011. They have been completely converted to equity as of September 2012.	62,450	123,360
(3) Convertible notes bearing interest at 15% per annum with a conversion price of $0.05 per share - 5,361,320 shares at June 30, 2012 - past due, originally due on December 30, 2009	268,066	229,274
(4) Convertible note bearing interest at 10% per annum with a conversion price of $0.05 per share – 1,226,840 shares at June 30, 2012 - past due, originally due on July 26, 2010	61,342	56,301
(5) Secured convertible note bearing interest at 18%-24% per annum with a conversion into Preferred B series shares at a price of $125,000 per share, amended on July 1, 2012 and now due on June 30, 2013	1,220,395	841,425
(6) Secured convertible note bearing interest at 8%-18% per annum with a conversion into Preferred B series shares at a price of $125,000 per share. amended on July 1, 2012 and now due on June 30, 2013	1,695,914	1,450,811
(7) Note executed in May 2002 bearing interest at 8% per annum, originally due in November 2008	329,086	305,333
(8) Note executed in May 2002 bearing interest at 8% per annum, no maturity date	365,463	56,575
(9) Four notes executed from September 22, 2009 through January 11, 2011	75,000	75,000
(10) Note executed in July 2011 bearing interest at 18%, maturity extended to August 23, 2013	161,920	-
Total notes payable, all deemed current, due to various defaults as discussed below	$4,389,636	$3,293,079

(1) 17.98% - Hospice convertible debenture – Originally due on September 30, 2004.  The note has been revised to accrue interest of $50,000 through September 30, 2004, the original due date.  The effective interest rate is 17.98%.  The debenture was to begin to be paid in January 2007 over a period of 18 months at a monthly amount of $8,333. The bondholder had agreed to no additional interest beyond September 30, 2004.  The Company is in breach of this agreement as of January 2007 and thereafter as a result of not making payments and is in default. The Company has not received a response from the note holder regarding a settlement proposal.  This note is unsecured and continues in default.

(2) Asher convertible notes payable, with interest at 8%, which increased to 22% upon default of payment, were converted to equity by September 6, 2012.  These notes, consisting of principal and accrued interest of $45,000 and $17,450, respectively, at June 30, 2012 were converted into 60,778,706 of common shares in September 2012.  At June 30, 2011, outstanding principal and accrued interest were $111,500 and $11,860, respectively for a total of $123,360. The shares issued for the years ended June 30, 2012 and 2011 for the conversions from debt to equity were 52,630,130 and 33,085,030.  The conversion price was variable and equal to 58% multiplied by the market price, representing a 42% discount).  The market price was defined as the average of the lowest three trading prices for the common stock during the 10 trading days prior to the conversion date. Interest expense was $8,843 in 2012 was and $11,817 in 2011.   (See Note 8).

(3) Schneller convertible notes payable originated on December 23, 2008 with a loan of $100,000 with a maturity date of December 31, 2009. If the loan was not repaid by the designated date there was a loan redemption fee of $50,000.  The $100,000 bears interest at 15%. The accrued interest payable was $118,066 and $79,274 for June 30, 2012 and 2011, respectively.  Interest expense was $38,792 and $60,145 for the years ended June 30, 2012 and 2011.  The Company is in default on this note as of December 31, 2009 and thereafter.  The Company has sought an extension and has not received a response.  This note is unsecured.

(4) Koeting convertible note payable, with interest at 10%, originated on March 26, 2010 with a loan to the Company of $50,000 payable on July 26, 2010. There was accrued interest payable at June 30, 2012 and 2011 of $11,342 and $6,301, respectively.  The Company is in default on this note as of July 26, 2010 and thereafter.  The Company has sought an extension and has not received a response. This note is unsecured.  Interest expense for the years ended June 30, 2012 and 2011 was $5,041 and $5,000, respectively.

7.             NOTES PAYABLE – continued

(5) The note amount of $934,199 was lent by Sonoran Pacific Resources (a related party to a shareholder who has significant ownership in the Company and an interest in this entity) over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $286,196 at June 30, 2012 for a total note balance at such date of $1,220,395.  There was accrued interest payable of $162,686 at June 30, 2011 for a total note balance at such date of $841,425. As of July 1, 2012, an amended and restated loan agreement was signed which stated that the note was deemed not in default.  Interest rates have been 18% from September 15, 2010 to May 31, 2011, 20% from June 1, 2011 to June 30, 2011 and 24% from July 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013 will be at 10% and will increase to 12% if the note is extended, at the Company’s option, beyond June 30, 2013.  If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. As part of the amended loan agreement the note was extended to June 30, 2013 and may be extended to June 30, 2014 upon a written notice prior to maturity date. Also, the Company issued 50 million common shares as part of a prior commitment dated June 2, 2011and agreed to issue an additional 50,000,000 shares relating to the July 1, amended and restated loan agreement.  In addition, the agreement includes an issue of 100,000,000 warrants at an exercise price of $.01, expiring in four years.  Interest expense on these notes was $208,510 and $95,010 for the years ended June 30, 2012 and 2011, respectively.  This note and the one described below are convertible into Preferred B stock at $125,000 per share based on the total outstanding note balances at the dates of conversion.  This note is secured by all assets of the Company.

(6) The note amount of $1,144,457 was also lent by Sonoran Pacific Resources over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $551,457 at June 30, 2012 for a total note balance at such date of $1,695,914.  There was accrued interest payable of $361,280 at June 30, 2011 for a total note balance at such date of $1,450,811. There was a Replacement Secured Convertible Promissory Note in the original amount of $1,395,452 having an original date of April 17, 2010 and a Replacement Date of January 1, 2011.  As of July 1, 2012, an amended loan agreement was signed that the note was deemed not in default. Interest rates were 8% from 1/1/11 to 9/30/11 and 18% from October 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013 will be at 10% and will increase to 12% if the note is extended as set forth for the note detailed above.   Similarly, if the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. The interest expense was $306,426 and $152,513 for the years ended June 30, 2012 and 2011, respectively.  This note is secured by all assets of the Company.

The above convertible notes are convertible into an aggregate of 23.33 shares of Series “B” preferred stock. (See Notes 4 and 13).

(7) On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group; the shares were exchanged for a $300,000 three-year note to be amortized over ten years at 8%.  The shares of stock are held in escrow until the notes are completely paid.  If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders.  As of September 30, 2007 and June 30, 2007 the amounts owed were $293,199 and $298,188, respectively. The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640.  The balloon payment of $272,076 was due on November 1, 2008.  The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note.  The Company has sought an extension/modification and has not received a response.  The Company continues to accrue interest at 8%.  The accrued interest payable was $65,595 and $41,841 at June 30, 2012 and 2011, respectively.  The total note balances at such dates were $329,087 and $305,333, respectively. Interest expense for the years then ended was $21,254 in 2012 and $15,824 in 2011.

(8) One of the Company’s former directors has lent funds in varying amounts beginning November 5, 2010.  Outstanding principal totals were $344,575 and $56,575 at June 30, 2012 and 2011, respectively. Interest payable accrued at 8% totaled of $20,887 and $2,500 at such dates for total balances outstanding of $365,463 and $59,075, respectively. There is no maturity. Interest expense was $34,994 and $78,820 respectively.

(9) These four notes payable total $75,000 and are unsecured. The amounts were lent on various dates and are all non-interest bearing. The Company is in default on these notes and has sought an extension, but has not received a response these lenders.

(10) Genesis Finance Corporation loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%.  The note was being paid in installments of $2,325 on the 25th of each month.  On August 26, 2012 an amended promissory note extended the maturity date to February 27, 2013. On January 30, 2013 there was an additional extension of six months to August 23, 2013.  The Company agreed to pay a 2% extension fee in the amount of $3,100 upon signing and to deposit $6,975 to be used to make monthly payments for March, April and May 2013. In connection with the debt extensions, the Company agreed to issue an aggregate of 1,000,000 shares to Genesis, which shares were issued subsequently.  (See Note 14).  This note is guaranteed by Sonoran Pacific Resources.  Accrued interest expense was $6,920 at June 30, 2012 and interest expense for the year then ended was approximately $27,000.

8.             DERIVATIVE LIABILITIES

The Company’s Asher Notes issued in 2010 have variable conversion rates and reset provisions to the conversion price if the Company issues equity or other derivatives at a price less than the conversion price as set forth in such notes. These features result in a derivative liability in our financial statements.  In addition, due to the indeterminate number of shares to be issued upon conversion of the Asher Notes, the outstanding warrants and preferred shares become tainted derivatives since they may not be equity settled.

Our derivative liabilities decreased to $927,655 at June 30, 2012 from $980,569 at June 30, 2011.  The change in fair value during the year ended June 30, 2012 was $98,774.  Our derivative liabilities increased to $980,569 at June 30, 2011 from $715,020 at June 30, 2010.  The change in fair value during the year ended June 30, 2011 was $265,549.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2012 and 2011 and provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended June 30, 2012:

	JUNE 30,
	2012	2011
Tainted warrants and Preferred shares	$755,085	$715,019
Embedded conversion features - Asher Notes	173,289	265,549
Total	$928,374	$980,568
Reconciliation in Change of Level 3 Values
Beginning Balance	$980,568	$1,004,240
Change in Derivative Liability-Mark to market	98,774	90,337
Change in Derivative Liability - Conversion	(150,968)	(114,009)
Ending Balance	$928,374	$980,568

9.             INCOME TAXES

June 30,
	2012	2011
Taxes on income are as follows:
Federal income taxes	$-0-	$-0-
State and local income taxes	-0-	-0-
Total	$-0-	$-0-
Taxes on income are comprised of:
Current	$-0-	$-0-
Deferred	-0-	-0-
Total	$-0-	$-0-

The Company sustained taxable losses of $4,001,517 and $4,417,311 for the fiscal years ended June 30, 2012 and 2011, respectively. At such dates they had federal net operating loss carry-forwards of $36,090,866 and $32,089,349, respectively, which at the latter date may be carried forward for tax years ending through June 30, 2033. Utilization of NOL carry-forwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns for tax years subsequent to 2008 are subject to examination by the Internal Revenue Service and applicable state taxing authorities.

Deferred tax assets comprise the following at June 30, 2012 and June 30, 2011, respectively.

	June 30,
	2012	2011
Deferred Income Tax Assets	$13,768,665	$12,242,087
Valuation Allowance	(13,768,665)	(12,242,087)
Net Deferred Tax Asset	$-0-	$-0-

9.             INCOME TAXES – continued

Reconciliation of the effective income tax rate to the federal statutory rate:
Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

10.           CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the year ended June 30, 2012 and 2011 and the accounts receivables concentrations at June 30, 2012 and 2011 are as follows:

	Net Sales for the Year Ended		Accounts receivable At
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Customer A	43.3%	16.4%	0.0%	7.3%
Customer B	20.1%	-	0.0%	0.0%
Customer C	-	59.3%	0.0%	63.5%
	63.4%	75.7%	0.0%	70.8%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

11.           INCOME AND BAD DEBTS

The Company has recorded income in the years ended June 30, 2012 and 2011 from Mass Mutual Insurance in the amount of $260,000 for each year and from Access Health in the amount of approximately $80,000.  Both companies have refused to pay citing unenforceable contracts.  iMedicor has instituted legal proceedings against both companies.  The Company has taken an allowance for bad debt relating to these two receivables of 90% on the gross amount in the year ended June 30, 2012.

12.           COMMITMENTS AND CONTINGENCIES

(A)         LITIGATION

In the normal course of business, the Company is involved in lawsuits and claims.  While the amounts claimed could be material, the ultimate liability cannot now be determined because of the considerable uncertainties that exist.  Therefore, it is possible that the results of operations or liquidity in a particular period could be affected by certain contingencies.  However, based on facts currently available, management believes that the outcome of these lawsuits and claims will not have a material adverse effect on the Company’s financial position.

We follow applicable accounting guidance to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur.  We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

 If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in our financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.

(B) LACK OF INSURANCE

As of June 30, 2012 and through the date the financial statements were available to be issued, the Company has no insurance policies in place.  Through the latter date the Company has not been advised of liability or other claims made against it.

12.           COMMITMENTS AND CONTINGENCIES – continued

(C) LEASE COMMITMENTS

The Company does not have a formal business address; as a result there are no rent commitments.

(D) LIABILITIES TO CONSULTANTS

The Company has significant liabilities owed to various outside consultants who nevertheless continue to provide services to the Company.

(E) RECLASSIFICATION OF EMPLOYEE/CONSULTANT STATUS OF CHIEF EXECUTIVE OFFICER

The Company has recently received approval from the Internal Revenue Service as a Voluntary Classification Settlement Program which absolves the Company from having to report the CEO Fred Zolla as an employee for the past 3 years, 2010 – 2012.  Fred Zolla is being reported as an employee commencing January 1, 2013.

(G) EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

The Company and Mr. Fred Zolla, its Chief Executive Officer and Chairman of the Board, entered into a three-year employment agreement effective as of October 1, 2004, pursuant to which Mr. Zolla was paid an annual salary (based on a calendar year) of $70,000 in 2005, $130,000 in 2006 and $168,000 for 2007.  The Agreement provided for 18 months of severance in the event of termination without cause.  Mr. Zolla's initial agreement expired on December 31, 2007 and was renewed for a period of two years, expiring December 31, 2009, with annual renewal thereafter unless terminated. The Company has recorded base annual compensation for Mr. Zolla of $144,000.  Mr. Zolla has not received full compensation under the contract expired and is owed $157,210 at June 30, 2012, which amount is reflected in the accompanying financial statements.

 13.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements were available to be issued and has found the following material events to report.

Restated loan agreement signed on July 1, 2012:

As of July 1, 2012, an amended and restated loan agreement was signed that allowed the notes between Imedicor, Inc and Sonoran Pacific Resources to be deemed not in default.  The two notes payable due Sonoran Pacific Resources as of June 30, 2012 totaled $1,220,395 and $1,695,914.  As part of the restated loan agreement the Company agreed to issue 100,000,000 warrants at an exercise price of $.01, expiring in four years.  In addition, the Company agreed to fulfill its prior commitment to issue 50,000,000 Common Shares and to issue an additional 50,000,000 Common Shares. All of such shares were issued on March 7, 2013.

As of January 30, 2013, an amended and reissued loan agreement was signed stating that the note between the Company and Genesis Finance Corporation to be deemed not in default.  On January 30, 2013 there was an extension of six months to August 23, 2013.  The Company paid a 2% extension fee in the amount of $3,100 and a prepayment of $6,975 to be used to make monthly payments for March, April and May 2013. In addition, the Company agreed to issue 1,000,000 common shares to Genesis, which shares were issued on March 7, 2013.

Sale and Issuances of Shares of Common Stock and Preferred A and B Shares:

The Company has raised $1,221,875 and issued 95,825,850 Common Shares, 7.75 Preferred A Shares and 3.5 Preferred B shares.  In addition, 100,000,000 common shares were issued to Sonoran as well as common shares issued for two acquisitions as detailed below.

The Company issued 71,794,150 Common Shares to eight individuals for various services performed, valued in the aggregate at approximately $3,100,000.

Sale and Conversion of Convertible debt:

The Company has raised $185,000 through debt, of which $135,000 is convertible into 1.08 Preferred “B” shares.

The Company has completed its obligation to Asher Enterprises and has converted their entire convertible note(s) into equity. The Company converted $62,450 of convertible debt and accrued interest thereon into 60,778,706 of common stock through September 6, 2012.

13.           SUBSEQUENT EVENTS – continued

Acquisitions:

·
In November 2012 we arranged with HITS Consulting and its owner Henry Denis to acquire access to Mr. Denis’ independent agents to increase our ability to execute on the Careington Meaningful Use contract.  Mr. Denis is the CEO of that company and agreed to serve as a special consultant to the CEO of iMedicor. The consideratiom for the transaction was six million shares of common stock and six million common stock purchase warrants, exercisable at $0.02 per share for a three-year period.

·
In January iMedicor acquired from JTJ Capital, LLC, an EHR company, certain technology assets which include its unique electronic Penn features allowing physicians to regain lost productivity during the transition from paper to electronic health records. The consideration for the purchase was 1,500,000 shares of common stock and an obligation to issue an additional amount of common shares equal to 1.2% of outstanding common stock and outstanding common stock purchase warrants.  The common shares issuable under this provision have a targeted market value after six months of $600,000, plus or minus 20%; if the then market value of the shares is less than $480,000 or more than $720,000, the number of shares is to be adjusted to the number of shares yielding $600,000.

Amendment to Series A and Series B Preferred Stock Designations

In March 2013, by the approval of (i): both members of the Board of Directors and (ii) the approval of two-thirds of the outstanding shares of each series of the preferred stock, the designations of the rights and preferences of both series were amended.  The provisions for dividends were clarified to state that specific Board of Director approval was required for all dividends; also, references to dividends in-kind were eliminated.   In addition, the conversion and equivalent voting rights of each series were amended to exclude from the resulting share percentage calculations the shares of both preferred series then being converted.  The effect of these amendments was to limit the possible dilution of common shareholders and limit the ownership percentage and voting rights of both preferred series in the aggregate, that is, to 50% for the common and 50% for the total preferred.  Further, the liquidation rights were specified not to exceed the amount paid by each holder for his or her preferred shares.  Lastly, the authorizations of Series A and Series B were changed to 37 and 63 shares respectively.

14.           RESTATEMENT

The Company has restated the accompanying balance sheet, statement of operations, statement of stockholders’ deficit and cash flows as of and for the year ended June 30, 2011 to treat the Asher notes, Preferred Shares and warrants issued as a derivative liability. (See Note 8).  We previously accounted for the warrants and related deemed dividends as a component of equity.  The same issue required correction of certain equity accounts as of June 30, 2010.  Also, the 2011 financial statements were corrected for the amount of common stock issued for services.  The following tables present the restated items for the applicable dates and fiscal years:

	As Originally Presented		Amount of Restatement	As Restated
As of June 30, 2010

Additional paid-in capital		$37,340,964	$(3,665,162)	$33,675,802
Accumulated deficit		(41,027,957)	4,486,870	(36,541,087)
Total stockholders deficit		(3,457,911)	821,708	(2,636,203)

As of and For the Year Ended June 30, 2011

Derivative liability accounts		$-0-	$991,074	$991,074
Common stock		332,377	5,625	338,002
Additional paid-in capital		43,331,401	(3,833,460)	39,497,941
Accumulated deficit		(46,234,604)	2,836,761	(43,397,843)
Total stockholders deficit		(2,570,826)	(991,074)	(3,561,900)
Change in fair value of derivatives		-0-	(1,988,902)	(1,988,902)
Stock issued for fees and services		(545,309)	(20,265)	(565,574)
Interest expense		(550,749)	157,046	(393,703)
Gain on debt redemption			16,012	16,012
Net loss		(5,020,647)	(1,836,109)	(6,856,756)
Net loss per share	$	( .02)	-0-	$(.02)

Unaudited Quarterly Financial Information

	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012

Revenues	$189,222	$162,722	$184,941	$58,211
Total Expenses	(665,754)	(717,072)	$(843,765)	$(2,474,100)
Other Income	-	-	$100,000
Interest Expense (a)	(77,033)	(73,551)	$(82,469)	$(407,392)
Derivative Expense (a)	448,913	(285,363)	$(2,015,401)	$1,908,855
Net Loss	$(104,652)	$(913,264)	$(2,656,694)	$(914,426)

Net Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

	For the Three	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011

Revenues (b)	$48,597	$165,162	$184,941	$39,422
Total Expenses	(1,442,781)	(1,085,904)	(993,104)	(1,568,007)
Other Income	-	91,511	-	70,000
Interest Expense (a)	(283,545)	(135,394)	(144,821)	170,057
Derivative Expense (a)	459,273	689,574	291,946	(3,413,683)

Net Loss	$(1,218,456)	$(275,051)	$(661,038)	$(4,702,211)

Net Loss Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.01)

(a) Interest and derivative expense for the four 2012 fiscal quarters and the last two quarters of fiscal 2011 have been restated for the effects of derivative accounting as discussed in Note 14 to the financial statements.

(b) Revenues for the second and third quarters of fiscal 2011 have been restated to correct certain errors in recording sales cut-offs, credit memos and related revenue recognition matters.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None)

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management identified certain material weaknesses which together with remedial action taken are described below.

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of our annual report as of June 30, 2012, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, as a result of the existence of material weaknesses in our internal control over financial reporting as discussed below.

Evaluation of Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2012, as a result of the existence of material weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following five material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures and internal control over financial reporting were not effective at the reasonable assurance level:

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Further, we were unable to complete regulatory filings as required by the rules of the SEC.

For the year ended June 30, 2011, we did not recognize the embedded derivative features of the Asher notes and preferred shares and the fact that our warrants also required derivative liability treatment due to the common share authorization shortage arising from the terms of those instruments.  We discovered this matter subsequent to June 30, 2012 and have restated our 2011 financial statements to correct the related accounting.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended June 30, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

Changes in Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the year ended June 30, 2012 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Significant changes were and are being implemented and tested during the latter half of fiscal 2012 through the date of this report to remediate our material weaknesses in internal control over financial reporting. Management believes that such measures we have implemented to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Material Weaknesses

The discussion below describes the actions that management took during fiscal 2012 and is currently in the process of taking in fiscal 2013 to remediate our material weaknesses in disclosure controls and procedures and internal control over financial reporting.

We added an interim, part-time CFO, a CPA, on May 1, 2012.

We intend to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by adding an independent director or member with financial expertise or hiring a full-time CFO, with SEC reporting experience, in the future when our resources permit. We have added consultants with SEC Reporting and Accounting experience. To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts to do in fiscal 2013.

Conclusion

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Item 9B. Other Matters: Filing of Current Report on Form 8-K

On March 21, 2013, the Company filed a Current Report on Form 8-K relating to its restatement herein of its financial statements for the year ended June 30, 2011 as described in Note 14 under Item 8 herein. The item in the Form 8-K was: Item 4.02: Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. The disclosures in such current report are summarized below:

On October 16, 2012, the Company’s independent accountant advised the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) that derivative accounting was appropriate for certain of the Company’s convertible debt and convertible preferred stock instruments.  The Company’s independent accountant further advised the Company that if adjustments required to correctly present the effects of derivative accounting related to such instruments were material to the financial statements, the Company should take action, including appropriate disclosure, to prevent future reliance on the independent accountant’s previously issued audit report related to the previously issued 2011 financial statements as well as on financial information included in Forms 10-Q  for applicable quarterly periods.

Upon the CEO and CFO being so informed, the Company engaged a derivatives valuation firm to assist the Company in determining the appropriate accounting for such instruments.  The final report of such firm was delivered on February 13, 2013.  Such report set forth the adjustments required to be made to the financial statements to account for the derivative instruments in accordance with applicable accounting standards as promulgated by the Financial Accounting Standards Board (“FASB”).  As set forth in Note 14 to the Company’s 2012 financial statements, the adjustments were material to the 2011 financial statements and upon receipt of the report, the Company’s CEO and CFO concluded that the Company’s previously issued financial statements as of and for the fiscal year ended June 30, 2011 and financial information included in the three quarterly reports on Forms 10-Q for the first three fiscal quarters of the year ended June 30, 2011 as well as the year ended June 30, 2012 should no longer be relied upon because of the errors in such financial statements as addressed in applicable standards of the FASB.  Accordingly, the Company’s officers determined to restate such 2011 financial statements accordingly.

The Company’s CEO and CFO discussed the matters disclosed in the Form 8-K with the Company’s independent accountant.

The Company provided the independent accountant with a copy of the disclosures discussed in this Item 9b prior to the filing of the Form 8-K with the Commission. The Company requested the independent accountant to furnish to the Company as promptly as possible a letter addressed to the Commission stating whether the independent accountant agrees with the statements made by the Company in the Form 8-K and, if not, stating the respects in which it does not agree.  The independent accountant has provided the Company with such a letter, stating that it does agree with the Company’s statements and the letter was filed as an Exhibit to the Form 8-K.

PART III

Item  10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages, titles, principal occupations and certain biographical information, as of March 15, 2012, concerning the Company’s directors and executive officers.  All of the Company’s officers have been appointed by and serve at the discretion of the Board.

NAME	AGE	POSITION
Fred Zolla	62	Chief Executive Officer and Chairman
Thomas J. Owens, CPA	56	Chief Financial Officer, Interim
J. D. Smith	41	Director

Fred Zolla, Chief Executive Officer and Chairman.   Mr. Zolla has served as our Chief Executive Officer and Chairman of the Board of IMedicor since the date of our acquisition of Vemics-Delaware in November 2005.  Further, Mr. Zolla served as the CEO and Chairman of Vemics-Delaware since its incorporation on July 17, 2001.  Before founding Vemics-Delaware, Mr. Zolla served as the Chief Operating Officer of Educational Video Conferencing, Inc., a publicly traded company in the technology and distance learning fields from April 1999 to June 2001.  From January 1990 to February 1999, Mr. Zolla was the President of Distance Learning Associates, the first content aggregator in the K-12 and corporate distributed learning space in the U.S.  In 1996, he served on the White House Committee for technology in education chaired by then vice-president Al Gore.  Mr. Zolla has taught and lectured in England, France, Italy, Spain, Korea and throughout the U.S. on the “Integration of Distance Learning Resources and Technology in the Classroom and Workplace.”  Mr. Zolla served as chairman of the board of the New York Film Festival, non-broadcast division from 1992 through 1995.

Thomas J Owens, CPA, Chief Financial Officer, Interim.  Mr. Owens has served as our Interim Chief Financial Officer since May 1, 2012.  Mr. Owens is a practicing Certified Public Accountant and services many small to medium businesses.  His firm has the practical experience to assist the Company in its recordkeeping, bookkeeping, accounting and financial reporting needs.  Mr. Owens had previously served as the interim CFO for the Company from March 2004 to June 2009.

JD Smith, Director.   Mr. Smith is the Chairman of WESCO Energy Corporation, a company owned by Sonoran Pacific Resources, one of the largest investors in iMedicor, Inc. WESCO owns the patents on a number of new technologies in the oil and gas business, such as the gas to liquid conversion of stranded gas, heavy oil upgrading, and a process for producing environmentally friendly tailings from oil and tar sands. He recently facilitated the negotiation and signing of agreements concerning projects in the USA, Canada, China, and Russia. He is presently overseeing new prospective projects in Thailand, Nigeria, Madagascar, Ecuador, Dubai and other parts of the world.  Mr. Smith advises and assists Sonoran Pacific on numerous projects in which it has venture capital and real estate investments.

As of March 15, 2012 Craig Stout voluntarily resigned his position as Chief Operating Officer and Interim Chief Financial Officer of the Company. The Company hired Mr. Lawrence Dobroff to take his place. Mr. Dobroff resigned in May, 2012. The position of Acting CFO was given to Mr. Tom Owens, CPA. The Company intends to keep Mr. Owens and eventually move him into a permanent position as Chief Financial Officer during the 2013 fiscal year.

Code of Ethics

As a result of the Company's limited operations over the past few years, the Company has not adopted a code of ethics as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934.  The Company expects to adopt a code of ethics within the next twelve months.

Item  11.  Executive Compensation

The following table sets forth annual compensation paid to our named executive officers for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Basic Compensation ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total($)
Fred Zolla,	2012	$144,000	-	-	-	-	$39,799	$183,799
Chief Executive Officer	2011	144,000	-	-	-	-	39,104	183,104

Craig Stout,	2012	85,000	-	-	-	-	25,176	105,176
Chief Operating and Chief Financial Officer	2011	120,000	-	-	-	-	27,878	147,878

Thomas Owens, Interim Chief Financial Officer	5/1 – 6/30/12	16,000	-	-	-	-	5,044	21,044

Larry Dobroff, CFO, Interim Chief Financial Officer	3/15-4/30/12	7,550	-	-	-	-	-	7,550

Notes:

1.   The Company has accrued the unpaid compensation that had been agreed to for each listed person in the aggregate:

a.   Fred Zolla has accrued compensation payable of $157,210.

b.  Craig Stout has accrued compensation payable of $141,500.

c.   Thomas Owens has accrued compensation payable of $10,000.

2.   Other compensation includes health insurance for all listed and for the CEO includes items such as auto allowance and reimbursement for some home office expenses.

Employment Agreements with Executive Officers

The Company and Mr. Fred Zolla, its Chief Executive Officer and Chairman of the Board, entered into a three-year employment agreement effective as of October 1, 2004, pursuant to which Mr. Zolla was paid an annual salary (based on a calendar year) of $70,000 in 2005, $130,000 in 2006 and $168,000 for 2007.  The Agreement provided for 18 months of severance in the event of termination without cause.  Mr. Zolla's initial agreement expired on December 31, 2007 and was renewed for a period of two years, expiring December 31, 2009, with annual renewal thereafter unless terminated. The Company has recorded base annual compensation for Mr. Zolla of $144,000.  Mr. Zolla has not received full compensation under the contract expired and is owed $157,210 at June 30, 2012, which amount is reflected in the accompanying financial statements.

Equity Incentive Plan

The Company adopted the Vemics, Inc. 2007 Equity Compensation Plan, which was approved by our stockholders on June 6, 2007 (the “Equity Plan”), to provide employees, non-employee directors, consultants and advisors with the opportunity to receive grants of stock options and stock awards.   The plan had a term five years; all outstanding options had expired as of June 6, 2012 and the plan was terminated.  No awards were granted subsequent to June 30, 2010.  All previously granted awards vested upon the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We currently have outstanding three classes of voting securities: our common stock, Series A Preferred Convertible Voting Stock (the “Series A Preferred Stock”), and Series B Preferred Subordinated Convertible Voting Stock (the “Series B Preferred Stock”) (collectively the Series A Preferred Stock and Series B Preferred Stock, the “Preferred Stock”). The Series B Preferred Stock is subordinated to the Series A Preferred Stock with respect to liquidation rights only.  Each share of both series of the Preferred Stock is convertible into one percent of outstanding Common Stock Equivalents giving effect to then outstanding: (i) Common Shares; (ii) Common Stock Purchase Warrants; and (iii) outstanding debt convertible into Common Stock. The voting rights of each series are equivalent to the number of common shares into which each series may be converted.

At March 15, 2013, there were 35.75 Series A shares; 22.25 Series B shares; and approximately 977,600,000 Common Stock Equivalents.  At such date there were 757,041,139 Common Shares issued and outstanding.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of , by:

•	each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,
•	each of our current “named executive officers” and directors, and
•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

The term “named executive officers” is defined in the SEC rules as those persons who are required to be listed in the Summary Compensation Table provided under Item 11 of this Annual Report on Form 10-K.

Except as otherwise indicated in the notes to the following table,

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
•	the address for each beneficial owner listed in the tables in this Item 12 is c/o iMedicor, Inc., 523 Avalon Gardens Drive, Nanuet, NY 10954

Series A Convertible Voting Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
WESCO Energy Corp. (1)	8.0	22.4%
Sonoran Pacific Resources, LLP (1)	5.0	14.0
SH 114, LLP (1)	5.0	14.0
Sonoran Pacific Foundation, Inc. (1)	5.0	14.0
Family Life Educational Ministries (1)	5.0	14.0
Jerry Smith (1) (2)	1.1	3.1

(1)
Each of these entities, at times herein referred to as “The Sonoran Group” is not a group as contemplated by the SEC; rather they have certain common management and ownership interests. Several of these entities are not-for-profit. Jerry Smith is the President of the corporate General Partner of Sonoran Pacific Resources, hereinafter “Sonoran”.  He, and or JDS Trust or certain other family investment trusts under his control, own 22.5 % of Sonoran.  The 1.1 Series A shares in the table above represent that percentage of ownership of Sonoran’s Series A shares.  As Sonoran’s general partner, he can generally direct their activities.  However, he disclaims beneficial ownership of the remaining 77.5% of Sonoran ownership interests in the Company and all of the ownership interest of the other members of the Sonoran Group.

(2)
Mr. Jerry Smith is the father of Mr. J. D. Smith, a Common Stockholder and a member of our Board of Directors. Jerry Smith disclaims any beneficial ownership interest in his son’s Common Stock ownership.

Series B Preferred Subordinated Convertible Voting Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Sonoran Pacific Resources, LLP (1) (3)	24.9	52.5%
Chan Coddington (2)	11.0	49.4
Jerry Smith (3)	9.1	32.7

(1)
Sonoran Pacific Resources has secured convertible debentures convertible into Preferred B Series shares at $125,000 per share or 24.9 shares. At March 15, 2013, the total underlying note and accrued interest balances were approximately $3,120,000.

(2)	Mr. Coddington is a former member of our Board of Directors.
(3)
Jerry Smith is the President of the corporate General Partner of Sonoran.  His holdings in Sonoran of 9.1 shares as listed in the table above consist of 5.6 shares representing a 22.5 % interest owned in Sonoran directly and 3.5 shares owned in Sonoran by JDS Trust, a family investment trust under his control.  As Sonoran’s general partner, he can generally direct their activities.  However, he disclaims beneficial ownership of the remaining 77.5% of Sonoran ownership interests in the Company not owned by him.

Common Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Sonoran Pacific Resources, LLP (1)	337,595,779	25.7%
Jerry Smith (2)	179,675,109	15.5
Chan Coddington (3)	142,277,081	12.7
WESCO Energy Corp. (4)	118,208,135	11.2
Sonoran Pacific Foundation, Inc. (5)	88,880,084	8.3
SH 114, LLP (6)	48,880,084	4.8
SWC Equities (7)	40,000,000	3.9
Fred Zolla (8)	3,679,783	0.4
Thomas J. Owens (9)	405,483	0.0
JD Smith (10)	250,000	0.0

All executive officers and directors as a group (three persons)	4,335,266	0.4

(1)
Consists of: (a): 24,800,000 shares of Common Stock owned by Sonoran; (b): 48,880,084 shares of Common Stock issuable upon conversion of 5 shares of Series A Preferred Stock; (c): 243,915,694 shares of Common Stock issuable upon conversion of 24.9 shares of Series B Preferred Stock underlying convertible debentures. (See footnote 3 to the Series B Table above and Note 7 to the financial statements; and (d): 20,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants.

(2)
Consists of: (a) 6,325,000 shares of our Common Stock owned by Mr. Smith, (b) 23,175,000 shares of our Common Stock owned by JDS Trust; (c) 40,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants issued to JDS Trust, exercisable at $.01 per share; (d) 34,216,059 shares of our Common Stock issuable upon conversion of 3.5 shares of our Series B Preferred Stock owned by JDS Trust; and (d) 75,959,050 shares of our Common Stock issuable upon conversion of the 5.6 shares of Series B Preferred Stock owned indirectly by Mr. Smith through Sonoran’s convertible debentures. (See footnote 3 to the Series B Table above).

(3)
Consists of: 34,740,895 shares of Common Stock owned by Mr. Coddington, a former member of our board of directors; and (b) 107,536,186 shares of Common Stock issuable upon conversion of 11 shares of Series B Preferred Stock.

(4)
Consists of: (a) 20,000,000 shares of our Common Stock, (b) 20,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants, exercisable at $.01 per share; and (c) 78,208,135 shares of our Common Stock issuable upon conversion of 8.0 shares of our Series A Preferred Stock.

(5)
Consists of: (a) 20,000,000 shares of our Common Stock owned, (b) 20,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants, exercisable at $.01 per share; and (c) 48,880,084 shares of our Common Stock issuable upon conversion of 5.0 shares of our Series A Preferred Stock.

(6)	Consists of: (a) 48,880,084 shares of our Common Stock issuable upon conversion of 5.0 shares of our Series A Preferred Stock.
(7)	Consists of (a) 20,000,000 shares of our Common Stock owned, and (b) 20,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants, exercisable at $.01 per share.
(8)	Consists of shares of Common Stock. Mr. Zolla is our Chairman of the Board and Chief Executive Officer.
(9)	Consists of shares of Common Stock owned outright. Mr. Owens is our Interim Chief Financial Officer.
(10)	Consists of shares of Common Stock. Mr. J. D. Smith is a member of our Board of Directors. J. D. Smith is the son of Jerry Smith. Jerry Smith disclaims beneficial ownership of his son’s shares.

Equity Compensation Plans
The Company adopted the 2007 Equity Compensation Plan, which was approved by our stockholders on June 6, 2007, to provide employees, non-employee directors, consultants and advisors with the opportunity to receive grants of stock options and stock awards.   The plan had a term five years; all outstanding options had expired as of June 6, 2012 and the plan was terminated. No awards were granted subsequent to the fiscal year ended June 30, 2010.  All previously granted awards vested upon the date of grant.

Item 13.  Certain Relationships and Related Transactions and Director Independence

iMedicor utilizes office space provided by some of its key consultants and officers.  iMedicor’s’ President and CEO, Fred H. Zolla provides IMedicor’ principal office space located at 523 Avalon Gardens Drive, Nanuet, NY 10954.  In previous years  iMedicor has paid approximately $4,700 per year to Mr. Zolla, plus a percentage of utilities, for the use of the office space he provides.  IMedicor will continue to maintain this office for the near future.

Item 14.  Principal Accountant Fees and Services

Cost of Fees and Services

During fiscal years June 30, 2012 and 2011, the Company’s independent registered public accounting firm, Demetrius & Company L.L.C., rendered services to the Company for the following fees:

	2012	2011
Audit Fees(1)	$43,000	$45,000
Tax Fees(2)	-	-

Total	$43,000	$45,000

(1)	Audit Fees and Audit related fees consisted principally of audit work performed on the financial statements for our fiscal year end.
(2)	The Company did not engage Demetrius & Company, LLC for any Tax services.

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

PART IV

Item 15.  Exhibits , Financial Statements Schedules

1.1	Share Exchange Agreement by and between Vemics, Inc. a Delaware corporation, and OMII, Inc., a Nevada corporation (1)

2.1	Articles of Incorporation (1)

2.2	Amended and Restated Articles of Incorporation of Vemics, Inc. filed on April 15, 2008 (1)

2.3
Amendment to the Articles of Incorporation of Vemics, Inc. filed on July 29, 2009 reflecting name change
Amendments to the Certificates of Designation of Preferred Shares A and B increasing authorization of shares to 32 for A and 60 for B.

2.4	Bylaws (1)

3.1	Stock Purchase Agreement, dated October 16, 2006, by and among the Company and the stockholders of NuScribe, Inc., a Delaware corporation (1)

3.2	Asset Purchase Agreement, dated January 25, 2007, by and between the Company and e-Learning Desktop, Inc. (2)

3.3	Limited Asset Purchase Agreement with ClearLobby, Inc. entered in on September 12, 2008 (3)

3.4	Amendment to the Limited Asset Purchase Agreement with ClearLobby, Inc. (4)

3.5	Amended and Restated Certificate of Designation of the Series A Preferred Stock (9)

3.6	Amended and Restated Certificate of Designation of the Series A Preferred Stock (9)

4.2	Employment Agreement dated as of October 1, 2004 July 17, 2006 by and between Fred Zolla and Vemics, Inc. (1)

4.3	Employment Agreement dated as of April 1, 2008, by and between Craig Stout and Vemics, Inc. (1)

5.1	Convertible Promissory Note dated April 27, 2009 issued to Sonoran Pacific Resources. (5)

5.2	Form of Convertible Note (6)

5.2	Form of Subscription Agreement (7)

7.1	Agreement between iMedicor, Inc and USAMCO.

7.2	Revised Agreement between Access Pharmaceuticals and iMedicor, Inc.

7.3	Agreement between PASHealth and iMedicor, Inc.

7.4	Agreement between Physicians Alliance of America and iMedicor, Inc.

7.5	Correspondence from an independent accountant regarding non-reliance on a previously issued audit report or completed interim review (9)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a)

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14 (a)

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to Exhibits of Registrant’s Form 10 filed on May 13, 2008.
2.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 13, 2008.
3.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on September 18, 2008.
4.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 12, 2009.
5.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 05, 2009.
6.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
7.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
8.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on August 20, 2008
9.	Incorporated by reference to Exhibit 3.5, 3.6 and 7.5 to Registrant's Form 8-K filed on March 21, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Fred Zolla	President, Chief Executive Officer,	March 22, 2013
Fred Zolla	(Principal Executive Officer)

/s/ JD Smith
JD Smith	Director	March 22, 2013

/s/ Thomas J Owens
Thomas J Owens	Interim Chief Financial Officer	March 22, 2013