Form 10-K/A
period 2012-06-30
iMedicor
filed 2013-03-26
CIK 1408057

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

EXPLANATORY NOTE FOR AMENDMENT FILED ON FORM 10-K/A

This amendment on Form 10-K/A to the Company’s Form 10-K filed on March 22, 2013 is being filed to include the Interactive Data File required pursuant to Rule 405 of Regulation S-T.  In addition, various minor errata, principally with respect to certain 2011 financial information, are corrected herein.

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

As of June 30, 2012, we had issued warrants to purchase an aggregate of 97,616,000 shares of Common Stock and convertible notes in aggregate principal amount of $3,458,167. Of such convertible note amount, (a) $62,450 was converted into 60,778,706 common shares in September 2012; (b) $150,000 is convertible into 150,000 common shares; (c) $329,408 is convertible into 6,588,160 common shares; and (d) $2,916,309 is convertible into 23.33 shares of Series B Preferred Stock.  If exercised or converted, these securities will dilute existing stockholders’ percentage ownership of Common Stock.  In order to have sufficient capital on hand to execute on the current contracts, iMedicor has opened a current investment round which resulted in the issuance of 95,825,850 additional shares of common stock and 7.75 shares of Preferred Series A and 3.00 share of Series B Preferred for a total investment of $1,221,875 as of March 15, 2013 .

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

Preferred Stock (See Note 13)

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock.  There were authorized  28 and 60 shares of Series “A” and “B” preferred stock, respectively, of which 28 Series “A” and 18.75 Series “B” shares, respectively, were issued and outstanding as of June 30, 2012 and 2011.  As set forth in the statement of stockholders’ deficit, all of such preferred shares were issued during the year ended June 30, 2011 in exchange for convertible debentures and accrued interest thereon of $1,800,000 and $2,037,774, respectively.  Also as of June 30, 2012, an additional 23.33 Series “B” shares were issuable upon conversion of outstanding convertible debt.  (See Notes 7 and 13).

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

Subsequent to the year ended June 30, 2012, the Series A and Series Preferred Stock designations were amended.  (See Note 13).

Warrants

For the years ended June 30, 2011 and 2012, the Company issued an aggregate of 5,124,999 and 1,766,667 common stock purchase warrants, respectively.   As of June 30, 2012 and 2011, the Company has issued 97,616,000 and 98,307,667 common stock purchase warrants, respectively, to various shareholders and service providers expiring through 2016, exercisable at prices from $0.01 to $0.24.  A summary of the outstanding warrants as of each date and the expiration periods of those outstanding at the latter date are as follows:

	Number of Shares Issuable on Exercise		Expiration Date of
	-Warrants Outstanding as of June 30,		Warrants Outstanding
	2012	2011	As of June 30, 2012
	-	750,000	N/A
	7,390,000	7,331,667	2013
	12,464,000	12,464,000	2014
	53,762,000	53,762,000	2015
	24,000,000	24,000,000	2016
Total	97,616,000	98,307,667

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

	June 30,
	2012	2011
Technology and medical software	$10,238,894	$10,238,894
Less: Accumulated Amortization	8,412,576	7,245,887
Less: Impairment as of June 30, 2012 and 2011	1,708,673	854,094
	$117,645	$2,138,913

7.             NOTES PAYABLE

Notes payable at June 30, 2012 and 2011 consisted of the following:

	June 30, 2012	June 30, 2011
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008, in default, convertible at $1.00 per share or 150,000 common shares at June 30, 2012.	$150,000	$150,000
(2) Convertible note bearing interest at 8% per annum, increased to 22% when defaulted. (See below for variable terms of conversion). These notes were originally $180,000 borrowed and were past due, originally due on varying dates ranging from December 29, 2010 through March 8, 2011. They have been completely converted to equity as of September 2012.	62,450	123,360
(3) Convertible notes bearing interest at 15% per annum with a conversion price of $0.05 per share - 5,361,320 shares at June 30, 2012 - past due, originally due on December 30, 2009	268,066	229,274
(4) Convertible note bearing interest at 10% per annum with a conversion price of $0.05 per share – 1,226,840 shares at June 30, 2012 - past due, originally due on July 26, 2010	61,342	56,301
(5) Secured convertible note bearing interest at 18%-24% per annum with a conversion into Preferred B series shares at a price of $125,000 per share, amended on July 1, 2012 and now due on June 30, 2013	1,220,395	841,425
(6) Secured convertible note bearing interest at 8%-18% per annum with a conversion into Preferred B series shares at a price of $125,000 per share. amended on July 1, 2012 and now due on June 30, 2013	1,695,914	1,450,811
(7) Note executed in May 2002 bearing interest at 8% per annum, originally due in November 2008	329,086	307,833
(8) Note executed in May 2002 bearing interest at 8% per annum, no maturity date	365,463	59,075
(9) Four notes executed from September 22, 2009 through January 11, 2011	75,000	75,000
(10) Note executed in July 2011 bearing interest at 18%, maturity extended to August 23, 2013	161,920	-
Total notes payable, all deemed current, due to various defaults as discussed below	$4,389,636	$3,293,079

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

(7) On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group; the shares were exchanged for a $300,000 three-year note to be amortized over ten years at 8%.  The shares of stock are held in escrow until the notes are completely paid.  If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders.  As of September 30, 2007 and June 30, 2007 the amounts owed were $293,199 and $298,188, respectively. The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640.  The balloon payment of $272,076 was due on November 1, 2008.  The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note.  The Company has sought an extension/modification and has not received a response.  The Company continues to accrue interest at 8%.  The accrued interest payable was $65,595 and $44,341 at June 30, 2012 and 2011, respectively.  The total note balances at such dates were $329,086 and $307,833 , respectively. Interest expense for the years then ended was $21,254 in 2012 and $15,824 in 2011.

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

Our derivative liabilities decreased to $928,374 at June 30, 2012 from $980,568 at June 30, 2011.  The change in fair value during the year ended June 30, 2012 was $98,774.  Our derivative liabilities decreased to $980,568 at June 30, 2011 from $1,004,240 at June 30, 2010.  The change in fair value during the year ended June 30, 2011 was $90,337.

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

(a) Interest and derivative expense for each of the eight fiscal quarters presented above have been restated for the effects of derivative accounting as discussed in Note 14 to the financial statements.

(b) Revenues for the second quarter of fiscal 2011 have been restated to correct certain errors in recording sales cut-offs, credit memos and related revenue recognition matters.

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

PART IV

Item 15.  Exhibits , Financial Statements Schedules

1.1	Share Exchange Agreement by and between Vemics, Inc. a Delaware corporation, and OMII, Inc., a Nevada corporation (1)

2.1	Articles of Incorporation (1)

2.2	Amended and Restated Articles of Incorporation of Vemics, Inc. filed on April 15, 2008 (1)

2.3
Amendment to the Articles of Incorporation of Vemics, Inc. filed on July 29, 2009 reflecting name change
Amendments to the Certificates of Designation of Preferred Shares A and B increasing authorization of shares to 32 for A and 60 for B.

2.4	Bylaws (1)

3.1	Stock Purchase Agreement, dated October 16, 2006, by and among the Company and the stockholders of NuScribe, Inc., a Delaware corporation (1)

3.2	Asset Purchase Agreement, dated January 25, 2007, by and between the Company and e-Learning Desktop, Inc. (2)

3.3	Limited Asset Purchase Agreement with ClearLobby, Inc. entered in on September 12, 2008 (3)

3.4	Amendment to the Limited Asset Purchase Agreement with ClearLobby, Inc. (4)

3.5	Amended and Restated Certificate of Designation of the Series A Preferred Stock (9)

3.6	Amended and Restated Certificate of Designation of the Series A Preferred Stock (9)

4.2	Employment Agreement dated as of October 1, 2004 July 17, 2006 by and between Fred Zolla and Vemics, Inc. (1)

4.3	Employment Agreement dated as of April 1, 2008, by and between Craig Stout and Vemics, Inc. (1)

5.1	Convertible Promissory Note dated April 27, 2009 issued to Sonoran Pacific Resources. (5)

5.2	Form of Convertible Note (6)

5.2	Form of Subscription Agreement (7)

7.1	Agreement between iMedicor, Inc and USAMCO.

7.2	Revised Agreement between Access Pharmaceuticals and iMedicor, Inc.

7.3	Agreement between PASHealth and iMedicor, Inc.

7.4	Agreement between Physicians Alliance of America and iMedicor, Inc.

7.5	Correspondence from an independent accountant regarding non-reliance on a previously issued audit report or completed interim review (9)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a)

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14 (a)

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (10)
101.SCH	XBRL Taxonomy Extension Schema (10)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)
101.LAB	XBRL Taxonomy Extension Label Linkbase (10)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (10)

1.	Incorporated by reference to Exhibits of Registrant’s Form 10 filed on May 13, 2008.
2.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 13, 2008.
3.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on September 18, 2008.
4.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 12, 2009.
5.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 05, 2009.
6.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
7.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
8.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on August 20, 2008
9.	Incorporated by reference to Exhibit 3.5, 3.6 and 7.5 to Registrant's Form 8-K filed on March 21, 2013
10.
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Fred Zolla	President, Chief Executive Officer,	March 26, 2013
Fred Zolla	(Principal Executive Officer)

/s/ JD Smith
JD Smith	Director	March 26, 2013

/s/ Thomas J Owens
Thomas J Owens	Interim Chief Financial Officer	March 26, 2013