Form 10-Q
period 2012-09-30
iMedicor
filed 2013-08-02
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

There were 946,644,003 outstanding shares of the issuer’s Common Stock, $0.001 par value, on August 1, 2013.

iMEDICOR, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash	$25,023	$67
Accounts receivable, net of allowance for doubtful accounts of $47,000 at September 30, 2012 and June 30, 2012	26,980	33,980

Total Current Assets	52,003	34,047

Intangible assets, net of accumulated amortization:
Loan costs	186,256	-
Technology and medical software	-	117,645

	186,256	117,645

Accounts Receivables in Litigation, net of allowance of $558,000 at June 30, 2012	-	62,000
	-	62,000

Total Assets	$238,259	$213,692

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Accrued interest	$-	$6,106
Conversion feature - derivative liability	-	920,427
Warrants - derivative liability	-	7,947
Short-term notes payable	4,628,769	4,389,636
Accounts payable and accrued expenses	3,363,876	2,809,949

Total Liabilities	7,992,645	8,134,065

Stockholders' Deficit
Preferred Stock, Series A par value $.001, authorized 28 Issued and outstanding 28 shares as of September 30, 2012 and June 30, 2012	-	-
Preferred Stock, Series B par value $.001, authorized 60 Issued and outstanding 18.75 shares as of September 30, 2012 June 30, 2012	-	-
Common stock, par value $.001 per share, authorized 2,000,000,000 Issued and outstanding: 576,551,137 and 415,462,433 shares as of September 30, 2012 and June 30, 2012, respectively	576,551	415,462
Additional Paid in Capital	39,987,079	39,651,044
Accumulated deficit	(48,318,016)	(47,986,879)

Total Stockholders' Deficit	(7,754,386)	(7,920,373)

Total Liabilities and Stockholders' deficit	$238,259	$213,692

See notes to financial statements.

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2012	September 30, 2011
		Restated

Revenues	$10,500	$189,222

Cost of Services	69	34

Gross Profit	10,431	189,188

Expenses:
General and administrative	344,551	359,701
Bad debt expenses	62,000	13,000
Depreciation and amortization	-	293,018

Total Expenses	406,551	665,719

Loss from operations	(396,120)	(476,531)

Other Income/(Expenses):
Change in fair value of derivatives	779,974	(448,913)
Financing costs	(404,176)	-
Impairment of technology asset	(117,645)	-
Interest expense	(143,499)	(77,033)
Gain/(Loss) on redemption	(49,672)	(9,910)

Total other income/(expenses)	64,982	(535,856)

Net income/(loss)	$(331,138)	$(1,012,387)

Net loss per share	$-	$-

Weighted average number of shares, basic and diluted	552,436,922	337,268,294

See notes to financial statements.

IMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30, 2012	September 30, 2011
		Restated
Cash Flows From Operating Activities
Receipts from customers	$17,500	$73,000
Payments to suppliers, salaries	(221,179)	(197,875)
Interest paid	(6,365)	-
Net Cash Used in Operating Activities	(210,044)	(124,875)

Cash Flows From Financing Activities
Short term loans	235,000	161,614
Net Cash Provided by Financing Activities	235,000	161,614

Net Increase/(Decrease) in Cash	24,956	36,739

Cash at the Beginning of Period	67	18,208

Cash at End of Period	$25,023	$54,947

See notes to financial statements.

iMEDICOR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011 (Unaudited)

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

IMedicor, Inc., a Nevada Corporation, formerly Vemics, Inc. (the “Company”), builds portal-based, virtual work and learning environments  in healthcare and related industries. Our focus is twofold: (1) iMedicor, our web-based portal which allows physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, and; in 2008 acquired ClearLobby technology, our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.  (2) Through our contract with the NJ-HITEC project, iMedicor has developed the ability to consult with medical and dental practices, providers and staff in assisting them in becoming “Meaningful Use” compliant and ultimately qualify for federal incentive funds. Our secure healthcare communications network solutions allow physicians and their staff, to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.  Our solutions –

▪	Provide services that are comprehensive and end-to-end
▪	Are portal-based and require little or no capital investment for equipment or infrastructure
▪	Support interactive real-time collaboration and learning
▪	Are flexible, configurable and interoperable
▪	Utilize and migrate with all available real-time communications, learning technologies and national standards
▪	Include peripheral or adjunct productivity tools, services and support
▪	Are highly mobile and affordable for medical practices of any size
▪	Are convenient and extendable throughout healthcare organizations (EMRs, Hospitals, HMOs, etc)
▪	Can be customized to interact with current communication, learning and business needs

We operate the iMedicor portal – a HIPAA compliant online personal health data exchange and secure messaging portal for physician collaboration, community and referrals.  HIPAA, which stands for the American Health Insurance Portability and Accountability Act of 1996, is a set of strict rules that are required to be followed by doctors, hospitals and other health care providers concerning the handling and privacy protection of vital patient medical data.

Using the iMedicor portal, physicians are be able to communicate securely with other doctors, sharing HIPAA compliant patient files, records and images quickly and safely.  The portal can also help doctors use corresponding services from other professionals in the medical industry.  Moreover, the portal environment allows for document creation and management tasks in a user-friendly, online environment.  Costly transcription services and tedious handwritten documentation can actually be eliminated through iMedicor’s voice recognition advanced technology. The iMedicor portal will also be a repository for Certified Continuing Medical Education courses and non-certified and product specific educational resources made available to any registered member on a non-intrusive opt-in basis.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the three month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2012 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on March 22, 2013 and as amended on March 26, 2013.

2.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $48,318,016, $7,754,386 and $7,940,642 at September 30, 2012, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 12 - Subsequent Events).

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.  As of September 30, 2012 June 30, 2012, the Company had no cash balances at any financial institution in excess of federally insured limits.

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

Property, Equipment and Depreciation

Property and Equipment are recorded at their historical cost.  Depreciation and amortization are provided by the straight-line method over the useful lives of the assets, which vary from five to seven years.  The cost of repairs and maintenance is charged to operations in the period incurred.  Property and equipment were fully depreciated at September 30, 2012 and June 30, 2012.

Goodwill and Other Intangible Assets

The Company accounts for goodwill, as applicable, and other intangible assets in accordance with recently issued and adopted accounting pronouncements, which require that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead be tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment.

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

Loan Costs

Loan costs incurred in obtaining or modifying loans are capitalized and amortized over the life of the loan at origination or date of modification as applicable.

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

Related Party Transactions

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

Accounting for Derivative Instruments

The Company records all derivatives on the balance sheet at fair value based on a lattice model. These derivatives have included embedded derivatives in the Company’s Asher notes issued in 2010, which had variable conversion rates based on market prices and reset provisions to the exercise price and conversion price if the Company issued equity or other derivatives at a price less than the exercise price set forth in the notes.  Since the Asher notes converted at a percent of market, there was an indeterminable number of shares that could be issued upon conversion.  This feature tainted the outstanding warrants and Preferred A and B shares issued by the Company for the period that the Asher notes are outstanding.  In addition to the Asher notes, at times the Company did not have sufficient unissued, authorized shares to issue shares to the warrant holders.  Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value Measurements

The Company follows applicable accounting guidance for measurements and disclosures about the fair value of its financial instruments.  GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, GAAP has established a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of the fair value hierarchy are described below:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 - Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 - Pricing inputs that are generally not observable and not corroborated by market data.

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

The Company’s Level 3 financial liabilities consisted of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.   The Company used Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities; revalued its derivative liability at every reporting period; and recognized gains or losses in the Statements of Operations are attributable to the change in the fair value of the derivative liability.  The derivative conversion feature liability arose from the terms of the Asher notes.  The last of the Asher notes were converted to equity on September 6, 2012.  Accordingly there were no derivative asset or liability balances after that date.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurement Using
September 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$-	$-	$-	$-	$-
Derivative warrant liability	-			-	-

		Fair Value Measurement Using
June 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$920,427	$-	$-	$920,427	$920,427
Derivative warrant liability	7,947			7,947	7,947

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued
Lattice Valuation Model

The Asher conversion features, Preferred A and B shares and warrants were valued using a lattice valuation model. The lattice model valued these instruments based on a probability weighted discounted cash flow model. The Company used the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures were determined based on management's projections. These probabilities were used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario was then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Income Taxes

The Company follows the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are recorded based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.  Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount, if any, expected to be realized in future years.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative loss experience and expectations of future taxable income by taxing jurisdictions, the carry-forwarding periods available to us for tax reporting purposes and other relevant factors.

For interim periods, the income tax provision (benefit) is based on the estimated annual effective tax rate.  Due to losses sustained, the applicable estimated tax rate is zero in each period.

The Company follows the uncertainty in income taxes accounting standard which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The standard also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

4.           NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period.  In gain periods, diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible notes to the weighted-average number of common shares outstanding for a period, if dilutive.  In loss periods, all anti-dilutive securities are excluded. (See Note 5).

5.           WARRANTS

As of September 30, 2012 and June 30, 2012, the Company has outstanding an aggregate of 197,466,000 and 97,616,000 common stock purchase warrants, respectively, to various shareholders and service providers expiring through 2016, exercisable at prices from $0.01 to $0.24.  Management has reserved the right to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels. A summary of the outstanding warrants as of each date and the expiration periods of those outstanding at the latter date are as follows:

	Number of Shares Issuable on Exercise of Warrants Outstanding as of		Expiration Date of Warrants
	September 30, 2012 and June 30, 2012		Outstanding as of
	September 30, 2012	June 30, 2012	September 30, 2012
		7,390,000	N/A
	19,019,001	12,464,000	2014
	52,822,000	53,762,000	2015
	25,624,999	24,000,000	2016
	100,000,000	-	2017
Total	197,466,000	97,616,000

6.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company capitalized all development costs associated with the completion of the iMedicor portal and is amortizing them over sixty months.  Amortization expense, exclusive of impairment losses discussed below, were $18,576 and $293,018 for the three months ended September 30, 2012 and 2011, respectively.  The Company accounts for impairment of technology assets in accordance with recently issued and adopted accounting pronouncements, which require that technology with finite useful lives should be amortized, but also be tested for impairment at least annually.  If impairment exists, a write-down to fair value measured by discounting estimated future cash flows is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment. The Company had evaluated the technology and medical software for impairment as of its two most recent fiscal year ends and determined a cumulative impairment of $1,708,673 at June 30, 2012.  It was determined that as of September 30, 2012 the asset was fully impaired.  Thus, the remaining value was written off to impairment of technology asset.

	September 30, 2012	June 30, 2012
Technology and medical software	$10,238,894	$10,238,894
Less: Accumulated amortization	8,412,576	8,412,576
Less: Impairment	1,826,318	1,708,673
	$-	$117,645

7.           NOTES PAYABLE

Interest expense for the three months ended as of September 30, 2012 and 2011 was $143,499 and $77,033, respectively. Notes payable at September 30, 2012 and June 30, 2012 consisted of the following:

	September 30, 2012	June 30, 2012
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008, in default, convertible at $1.00 per share or 150,000 common shares at June 30, 2012.	$150,000	$150,000
(2) Convertible note bearing interest at 8% per annum, increased to 22% when defaulted. (See below for variable terms of conversion). These notes were originally $180,000 borrowed and were past due, originally due on varying dates ranging from December 29, 2010 through March 8, 2011. They have been completely converted to equity as of September 2012.	-	62,450
(3) Convertible notes bearing interest at 20% per annum with a conversion price of $0.05 per share - 5,361,320 shares at June 30, 2012 - past due, originally due on December 30, 2009	277,764	268,066
(4) Convertible note bearing interest at 10% per annum with a conversion price of $0.05 per share – 1,226,840 shares at June 30, 2012 - past due, originally due on July 26, 2010	62,602	61,342
(5) Secured convertible note bearing interest at 18%-24% per annum with a conversion into Preferred B series shares at a price of $125,000 per share, amended on July 1, 2012 and now due on June 30, 2013	1,393,587	1,220,395
(6) Secured convertible note bearing interest at 8%-18% per annum with a conversion into Preferred B series shares at a price of $125,000 per share. amended on July 1, 2012 and now due on June 30, 2013	1,730,247	1,695,914
(7) Note executed in May 2002 bearing interest at 8% per annum, originally due in November 2008	334,399	329,086
(8) Note executed in May 2002 bearing interest at 8% per annum, no maturity date	413,937	358,081
(9) Four notes executed from September 22, 2009 through January 11, 2011	106,250	82,382
(10) Note executed in July 2011 bearing interest at 18%, maturity extended to August 23, 2013	159,983	161,920
Total notes payable, all deemed current, due to various defaults as discussed below	$4,628,769	$4,389,636

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

(2) Asher convertible notes payable, with interest at 8%, which increased to 22% upon default of payment, were converted to equity by September 6, 2012.  These notes, consisting of principal and accrued interest of $45,000 and $17,450, respectively, at June 30, 2012 were converted into 60,778,706 of common shares in September 2012.  The shares issued for the year ended June 30, 2012 for the conversions from debt to equity was 52,630,130.  The conversion price was variable and equal to 58% multiplied by the market price, representing a 42% discount).  The market price was defined as the average of the lowest three trading prices for the common stock during the 10 trading days prior to the conversion date. Interest expense was $20,549 for the three months ended September 30, 2012.

(3) Schneller convertible notes payable originated on December 23, 2008 with a loan of $100,000 with a maturity date of December 31, 2009. If the loan was not repaid by the designated date there was a loan redemption fee of $50,000.  The $100,000 bears interest at 20%. The accrued interest payable was $127,764 and $118,066 for September 30, 2012 and June 30, 2012, respectively.  Interest expense was $9,698 for the three months ended September 30, 2012.  The Company is in default on this note as of December 31, 2009 and thereafter.  The Company has sought an extension.  There is a dispute in regard to the number of common shares are to be issued per the 90 day default provision in the note agreement.  See Commitments and Contingencies for further explanation.

7.           NOTES PAYABLE – continued

(4) Koeting convertible note payable, with interest at 10%, originated on March 26, 2010 with a loan to the Company of $50,000 payable on July 26, 2010. There was accrued interest payable at September 30, 2012 and June 30, 2012 of $12,602 and $11,342, respectively.  The Company is in default on this note as of July 26, 2010 and thereafter.  The Company has sought an extension and has not received a response. This note is unsecured.  Interest expense for the three months ended September 30, 2012 was $1,260.

(5) The note amount of $1,079,274 was lent by Sonoran Pacific Resources (a related party to a shareholder who has significant ownership in the Company and an interest in this entity) over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $314,313 at September 30, 2012 for a total note balance at such date of $1,393,587.  There was accrued interest payable of $286,196 at June 30, 2012 for a total note balance at such date of $1,220,395. As of July 1, 2012, an amended and restated loan agreement was signed which stated that the note was deemed not in default.  The lender was awarded 100 million common shares and 100 million warrants in exchange for the amended and restated loan agreement. Interest rates have been 18% from September 15, 2010 to May 31, 2011, 20% from June 1, 2011 to June 30, 2011 and 24% from July 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013 will be at 10% and will increase to 12% if the note is extended, at the Company’s option, beyond June 30, 2013.  If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. As part of the amended loan agreement the note was extended to June 30, 2013 and may be extended to June 30, 2014 upon a written notice prior to maturity date. Also, the Company issued 50 million common shares as part of a prior commitment dated June 2, 2011and agreed to issue an additional 50,000,000 shares relating to the July 1, amended and restated loan agreement.  In addition, the agreement includes an issue of 100,000,000 warrants at an exercise price of $.01, expiring in four years.  Interest expense on these notes was $28,117 for the three months ended September 30, 2012.  This note and the one described below are convertible into Preferred B stock at $125,000 per share based on the total outstanding note balances at the dates of conversion.  This note is secured by all assets of the Company.

(6) The note amount of $1,144,457 was also lent by Sonoran Pacific Resources over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $585,790 at September 30, 2012 for a total note balance at such date of $1,730,247.  There was accrued interest payable of $551,457 at June 30, 2012 for a total note balance at such date of $1,695,914. There was a Replacement Secured Convertible Promissory Note in the original amount of $1,395,452 having an original date of April 17, 2010 and a Replacement Date of January 1, 2011.  As of July 1, 2012, an amended loan agreement was signed that the note was deemed not in default. Interest rates were 8% from 1/1/11 to 9/30/11 and 18% from October 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013 will be at 10% and will increase to 12% if the note is extended as set forth for the note detailed above.   Similarly, if the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. The interest expense was $34,333 for the three months ended September 30, 2012.  This note is secured by all assets of the Company.

The above convertible notes are convertible into an aggregate of 23.33 shares of Series “B” preferred stock. (See Notes 4 and 13).

(7) On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group; the shares were exchanged for a $300,000 three-year note to be amortized over ten years at 8%.  The shares of stock are held in escrow until the notes are completely paid.  If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders.  As of September 30, 2007 and June 30, 2007 the amounts owed were $293,199 and $298,188, respectively. The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640.  The balloon payment of $272,076 was due on November 1, 2008.  The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note.  The Company has sought an extension/modification and has not received a response.  The Company continues to accrue interest at 8%.  The accrued interest payable was $70,908 and $65,595 at September 30, 2012 and June 30, 2012, respectively.  The total note balances at such dates were $334,399 and $329,086, respectively. Interest expense for the three months ended September 30, 2012 was $5,313.

(8) One of the Company’s former directors has lent funds in varying amounts beginning November 5, 2010.  Outstanding principal totals were $387,194 and $298,576 at September 30, 2012 and June 30, 2012, respectively. Interest payable accrued at 8% totaled of $26,744 and $20,877 at such dates for total balances outstanding of $413,937 and $358,081, respectively. There is no maturity. Interest expense was $5,856 for the three months ended September 30, 2012.

7.           NOTES PAYABLE – continued

(9) These four notes payable total $106,250. The amounts were lent on various dates and 3 of the 4 are non-interest bearing and unsecured. One of the notes that earn interest was converted from principal and interest of $71,250 into 4 million common shares in November 2012. The Company is in default on the other 3 notes and has sought an extension, but has not received a response these lenders.

(10) Genesis Finance Corporation loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%.  The note was being paid in installments of $2,325 on the 25th of each month.  On August 26, 2012 an amended promissory note extended the maturity date to February 27, 2013. On January 30, 2013 there was an additional extension of six months to August 23, 2013.  The Company agreed to pay a 2% extension fee in the amount of $3,100 upon signing and to deposit $6,975 to be used to make monthly payments for March, April and May 2013. In connection with the debt extensions, the Company agreed to issue an aggregate of 1,000,000 shares to Genesis, which shares were issued subsequently.  The Company issued .5 unit of Preferred Series B in exchange for the note extension. This note is guaranteed by Sonoran Pacific Resources.  Accrued interest expense was $4,982 and $6,920 at September 30, 2012 and June 30, 2012, respectively.  Interest expense for the three months ended September 30, 2012 was $5,038.

8.           COMMON STOCK

The Company as of September 30, 2012 and June 30, 2012 had a total of 576,551,137 and 415,462,433 shares outstanding, respectively.   On July 27, 2012, the Board of Directors amended the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of common shares in the Company to 2 billion shares from 600 million.

The Company issued 161,088,706 common shares in the quarter ended September 30, 2012 and 77,460,906 common shares in year ended June 30, 2012 including 60,778,706 and 52,630,130 shares for conversion of principal and accrued interest on debt of $83,000 and $126,895 respectively, and 100,310,000 and -0- shares in exchange for debt extensions in payment for financing costs of $377,392 and $-0-, and -0- and 24,830,864 shares in payment for fees and services of $-0- and $103,668, respectively.

9.           PREFERRED STOCK

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock.  There were authorized 28 and 60 shares of Series “A” and “B” preferred stock, respectively, of which 28 Series “A” and 18.75 Series “B” shares, respectively, were issued and outstanding as of September 30, 2012 and June 30, 2012.  As set forth in the statement of stockholders’ deficit, all of such preferred shares were issued during the year ended June 30, 2011 in exchange for convertible debentures and accrued interest thereon of $1,800,000 and $2,037,774, respectively.  Also as of September 30, 2012, an additional 23.33 Series “B” shares were issuable upon conversion of outstanding convertible debt.

Each share of Series “A” Preferred Stock was convertible into a 1% ownership interest in the Company’s common stock on a non-dilutive basis, giving effect to the conversion of all outstanding preferred shares, convertible debt and the exercise of all outstanding common stock purchase warrants, on a post-converted basis.  Each share of Series “A” Preferred Stock may bear dividends when, as and if declared by the Board of Directors.  The Series “A” Preferred is senior to the Series “B” Preferred and to the common stock with respect to liquidation.

Each share of Series “B” Preferred Stock represented a 1% ownership interest in the Company’s common stock, on a non-dilutive basis, giving effect to the conversion of all outstanding preferred shares, convertible debt and the exercise of all outstanding common stock purchase warrants, on a post-converted basis.  Each share of Series “B” Preferred Stock may bear dividends when, as and if declared by the Board of Directors.  The Series “B” Preferred is junior to the Series “A” Preferred, but senior to the common stock with respect to liquidation.

Each of the Series A and Series B Preferred Stock has voting rights on all matters coming before the stockholder equal to the number of shares issuable upon conversion of the Series A and Series B Preferred Stock.

9.           PREFERRED STOCK  – continued

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

Notwithstanding the foregoing, no dividend was to be declared or paid to the holders of Series B Preferred Stock until the holders of Series A Preferred Stock received all of the dividends to which the holders of Series A Preferred Stock would be entitled to receive had the Board of Directors declared dividends on the Series A Preferred Stock and no dividend was to be declared or paid to the holders of Common Stock or any other series of Preferred Stock (other than the Series A Preferred Stock) until the holders of Series B Preferred Stock received all of the dividends to which the holders of Series B Preferred Stock were entitled to receive had the Board of Directors declared dividends on the Series B Preferred Stock.  No dividends have been issued or declared by the Board of Directors on any shares of preferred stock.

Subsequent to the quarter ended September 30, 2012, the Series A and Series B Preferred Stock designations were amended. (See Note 12 - Subsequent Events).

10.         REVENUE

The Company had recorded income over the past three years due from Mass Mutual Insurance that totaled $620,000, approximately $65,000 per quarter.  The Company’s claim was adjudicated on May 5, 2013; the court determined that the contracts were unenforceable, and thus, dismissed the Company’s claim without prejudice.  As of September 30, 2012, the Company has written off all of the receivable from Mass Mutual Insurance.

11.         COMMITMENTS AND CONTINGENCIES

There has been a dispute in regard to an agreement between the Company an investor John Schneller in respect to the number of common shares are to be issued to him for each 90 day default period occurs.  The agreement dated May 5, 2010, states that a certain number of shares are to be awarded to Schneller as a result of the Company not paying his note payable and related accrued interest payable.  As a result of this dispute, the accounting records reflect a Financing fee accrual based on the common share value per each 90 day default period since May 2010.  The accrued expense as of September 3, 2012 is $380,492.

12.         SUBSEQUENT EVENTS

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

Sale and Issuances of Shares of Common Stock and Preferred A and B Shares:

The Company has raised $3,196,875  and issued 228,944,000  Common Shares, 7.75 Preferred A Shares and 10.75 Preferred B shares.  In addition, 100,000,000 common shares were issued to Sonoran on July 1, 2012 as well as common shares issued for two acquisitions as detailed below.  As part of the fund raising the Company has issued in excess of 50 million warrants with varying exercise prices of $.01 to $.02 subsequent to the 10-K issuance on March 22, 2013.

The Company issued 97,501,548  Common Shares to twelve individuals/companies for various services performed, valued in the aggregate at approximately $3,312,133.

The Company issued .5 unit of Preferred Series B to a lender as a result of extending the maturity date of the note payable as of January 30, 2013.

The Company issued 55,625,000 shares to a former Director of the Company for assisting with and collateralizing various funding sources.

The Company issued 1.66 units of Preferred Series B to the Chairman of the Board as of June 30, 2012.  The Company issued  1 unit of Preferred Series B to the newly appointed Chief Executive Officer (appointed July 1, 2013).

Sale and Conversion of Convertible debt:

On November 11, 2012, the Company has converted $71,250 of convertible debt into 4 million Common Shares.

Acquisitions:

·
In November 2012 we arranged with HITS Consulting and its owner Henry Denis to acquire access to Mr. Denis’ independent agents to increase our ability to execute on the Careington Meaningful Use contract.  Mr. Denis is the CEO of that company and agreed to serve as a special consultant to the CEO of iMedicor. The consideration for the transaction was six million shares of common stock and six million common stock purchase warrants, exercisable at $0.02 per share for a three-year period.  At about June 30, 2013, Henry Denis and his entity HITS Consulting were terminated for any further services to the Company.

·
In January iMedicor acquired from JTJ Capital, LLC, an EHR company, and certain technology assets which include its unique electronic Penn features allowing physicians to regain lost productivity during the transition from paper to electronic health records. The consideration for the purchase was 1,500,000 shares of common stock and an obligation to issue an additional amount of common shares equal to 1.2% of outstanding common stock and outstanding common stock purchase warrants.  The common shares issuable under this provision have a targeted market value after six months of $600,000, plus or minus 20%; if the then market value of the shares is less than $480,000 or more than $720,000, the number of shares is to be adjusted to the number of shares yielding $600,000.

12.         SUBSEQUENT EVENTS – continued

In March 2013 acquired ClariDIS Corporation a data mining and data aggregation business based in Cape Cod, Massachusetts.  ClariDIS will strengthen the IT and security encryption capabilities of iMedicor's Social Health Information Exchange (HIE) Version 3.0, the upgraded version of the first healthcare industry information exchange platform to offer secure messaging services within a social/professional networking architecture.  The Company issued 10,526,316 common shares for the full ownership.

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

Employment Agreements:

On June 1, 2013, Fred Zolla, Chief Executive Officer, entered into an Employment Agreement with the Company. Pursuant to the terms of the Employment Agreement, Mr. Zolla will assume the position of Executive Chairman of the Board of Directors for a period of  two years.  Mr. Zolla will receive an annual base salary of $200,000, plus an annual bonus up to 100% of his base salary, which bonus is to be determined by the Board.  In addition, Mr Zolla ECB was awarded and vested in an option to acquire 100,000,000 shares of the Company’s common stock (the "Common Stock Option". The Common Stock Option:  (i) has an exercise price of $.017 per share; (ii) is exercisable for the five year period from the date of the Employment Agreement; and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. Zolla. The Common Stock option shall vest as follows: (X) one 1/3 of the Common Stock Shares at the execution of this agreement, (Y)1/3 on the first year anniversary (June 1, 2014); and (Z) 1/3 on the second anniversary (June 1, 2015). Further, Mr. Zolla was awarded Warrants to acquire 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "Series B Warrants").  The Series B Warrants: (i) have an exercise price of $125,000 per share; and (ii) are exercisable from the date of vesting until the end of the five year period from the date of the Employment Agreement. The Series B Warrants become vested as follows: (x) one 1/3 of the Series B Warrants immediately, (y)1/3 on the first year anniversary date (June 1, 2014); and (z) 1/3 on the second anniversary date (June 1, 2015). All Series B Warrants will vest immediately in the case of change of control of the Company, death or permanent disability of Mr. Zolla  Any Series B Warrants that are not vested at the time that  Mr. Zolla is terminated for cause or he voluntarily terminates his employment with the Company, will be void.

On July 1, 2013, Robert McDermott entered into an Employment Agreement (the "McDermott Agreement") with the Company Pursuant to the terms of the McDermott Agreement, Mr. McDermott has assumed the position of Chief Executive Officer of the Company.  The McDermott Agreement is for a period of two years and Mr. McDermott is to receive a base annual salary of $200,000 plus an annual bonus up to 100% of his base salary, which bonus is to be determined by the Board. In addition, Mr McDermott was awarded an option to acquire 100,000,000 shares of the Company’s common stock (the "McDermott Common Stock Option").  20,000,000 of the McDermott Common Stock Option was vested on July 1, 2013, with the remaining McDermott Common Stock Options to be vested at the rate of 20,000,000 each on the subsequent anniversary dates of the date of the McDermott Agreement.. The Common Stock Option has an exercise price equal to the Ten (10) trading day closing price of the shares prior to the Effective Date. and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. McDermott. Further, Mr. McDermott was awarded 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "McDermott Series B Grant").  One share of the McDermott Series B Grant was vested on July 1, 2013, with the remaining McDermott Series B Shares to be vested at the rate of one each on the subsequent anniversary dates of July 1, 2013.

13.         RESTATEMENT

As reported in the June 30, 2012 10-K filing, the Company has restated the statement of operations, and cash flows for the three months ended September 30, 2011 to treat the Asher notes, Preferred Shares and warrants issued as a derivative liability. We previously accounted for the warrants and related deemed dividends as a component of equity.  The following tables present the restated items for the applicable dates and fiscal years:

	As Originally Presented	Amount of Restatement	As Restated

For the Three months Ended September 30, 2011

Change in fair value of derivatives	-0-	(448,912)	(448,912)
Loss on debt redemption	-0-	(9,910)	(9,910)
Net loss	(553,565)	(458,822)	(1,012,387)
Net loss per share	$(0 .00)	$0.00	$(0.00)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2013 and amended on March 26, 2013.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

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

iMedicor was launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200%. However, based on the changing landscape of the healthcare communications and multiple federal mandates enacted post the portals initial launch and that have required significant additional development, we suspended most of our marketing efforts to drive our then existing members into the portal in late 2010 as we both redesigned the site and entered into new relationships with companies that could add value as well as technology solutions and members to iMedicor.  To make up for the loss of anticipated income from a subscribing membership base iMedicor entered into a related line of business – helping state and regional HITECH (Health Information Technology for Economic and Clinical Health) initiatives enroll physicians.  Funded by the HITECH Act and overseen by Health and Human Services Office of the National Coordinator, the program federally funds state and regional offices to entice physicians to adopt the interoperability standards prior to the deadline mandated in 2014 by the federal government.  As of June 30, 2012 the company has generated approximately $301,939 in revenue from HITECH driven programs. Our sales in other areas virtually ceased for the year ended June 30, 2012 from 2011, as most of our internal efforts were devoted to establishing new relationships with strategic partners, developing a pharmaceutical marketing sales channel and the redesign of the iMedicor portal and it’s integration with partner sites and the introduction of increased functionality as the market positioned itself for the need of a secure, interoperable communications system as represented by the continuing development of iMedicor.  We did generate approximately $280,000 in legacy revenue attributed to several sales contracts entered into prior to the Company’s shift to focusing exclusively on the healthcare and related industries; however one of these contracts, representing $260,000 in income in the year ended June 30, 2012 is in dispute and no payments have been received.

The Company anticipates having four sources of income –

•	Through Subscription Sales
•	Through Consulting Service
•	Through EHR Recommendation and Sales
•	Through Clear Lobby and the iMedicor Store

As of September 30, 2012, we required approximately $150,000 to $175,000 per month to fund our operations.  This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future or if revenue does not begin to grow as expected we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding and expanding our development capabilities, sales and marketing efforts, strengthening technical and helpdesk support, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended September 30, 2012, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital

Cash was $25,023 at September 30, 2012 compared to $67 at June 30, 2012.  Net cash used by operating activities was $210,044 for the quarter ended September 30, 2012 as compared to cash used by operating activities of $124,875 for the quarter ended September 30, 2011, representing a 168% increase.  The increase is primarily attributed to approximately $23,000 more in payments to operating expenses such as development costs and $49,000 in bad debt expenses for the portal and a decrease in revenues of approximately of $56,000.

Net cash provided by financing activities was $235,000 for the quarter ended September 30, 2012 as compared to net cash provided by financing activities of $161,614 for the quarter ended September 30, 2011. The increase is primarily due to a increase in the amount of issuance of debt instruments.  The source of the $235,000 was primarily from $185,000 in loans from the two majority investors in the Company and $50,000 from an investor that was issued stock in October 2012.

Funding subsequent to September 30, 2012 has generated approximately $3,196,875  and the issuance of 228,944,000 1 common shares, 7.75 Preferred A Shares and 10.75 Preferred B shares.  The Company is continuing to actively engage in fundraising efforts to increase its current level of operations.  The Company also issued approximately 161,000,000 additional shares of Common Stock in connection with obtaining extension agreements on various debt instruments.  There were no cash proceeds from such issuances; further such issuances may make it more difficult to raise additional proceeds from equity and/or debt issuances.

The Company continues to operate at a loss and is projected to do so until the end of fiscal 2014.  There was a lack of available investment capital in the quarter ended September 30, 2012 that required the Company to continue to consolidate its operations and slow-down marketing, while attempting an aggressive development schedule to upgrade the entire system. The net result of this is that the Company has not been able to fully execute on its operational plan for the year resulting in a delay in generating any significant revenue.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.   There is no assurance that the Company will be able to raise additional capital.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $48,318,016, $7,754,386 and $7,940,642 at September 30, 2012, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 12 - Subsequent Events).

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

Results of Operations

Three months ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30
	(unaudited)
	2012	2011
Net Sales and Revenues	$10,500	$189,222

Operational General and Administrative Expenses	406,551	372,735
Depreciation and amortization	-	293,018
Total Expenses	406,551	665,753
Loss before other income (expense)	$(396,120)	$(476,531)

Revenues

The Company's revenues for the three months ended September 30, 2012 decreased to $10,500 from $189,222 for the three months ended September 30, 2011, or approximately 1,802%.  This is due primarily to the Company redirecting its energies towards other opportunities in the medical industry.

Cost of Services

The company is no longer recognizing cost of sales as the costs associated with sales have consistently been less that 0.5% during the last several quarters.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the quarter ending September 30, 2012 increased to $406,620 from $372,701, or approximately 9%.  This increase reflects the Company’s continued cost of developing the portal besides maintaining minimal operational staffing.

Depreciation and Amortization

Depreciation and Amortization expenses for the quarter ended September 30, 2012 decreased to $-0- from $293,018 for the quarter ending September 30, 2011.  The Technology asset has been recorded as fully impaired as of September 30, 2012.

Loss from Operations

Income (loss) from operations for the quarter ended September 30, 2012 totaled ($396,120) compared to ($476,531) for the quarter ended September 30, 2011, or a decrease of 17%.  The decrease in loss from operations for the quarter ended September 30, 2012 is attributed to the company’s election to not to expand operations until the portal is fully developed for revenue opportunities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive and the Chief Financial Officers we evaluated the effectiveness of the design and operation of our disclosure control and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the ‘Exchange Act’), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures as of the end the period covered by this report were not effective so that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management in order to allow for timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

4.1	Secured Convertible Promissory Note of the Company dated April 18, 2009*

4.2	Modification Agreement dated March 31, 2011**

4.3	Secured Convertible Promissory Note dated March 31, 2011**

4.4	Series “A” Preferred Stock Description**

4.5	Series "B" Preferred Stock Subscription Agreement**

4.6	Series “B” Preferred Stock Description**

4.7	Form of Note dated August 24, 2011

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMedicor, Inc. (Registrant)

Date: August 1, 2013	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2013	By:	/s/ Thomas J. Owens
Thomas J Owens
Interim Chief Financial Officer (Principal Accounting Officer)