Form 10-Q
period 2012-12-31
iMedicor
filed 2013-08-30
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

There were 997,094,079 outstanding shares of the issuer’s Common Stock, $0.001 par value, on August 16, 2013.

iMEDICOR, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$428,826	$67
Accounts receivable, net of allowance for doubtful accounts of $47,000 at December 31, 2012 and June 30, 2012	30,332	33,980

Total Current Assets	459,158	34,047

Intangible assets, net of accumulated amortization:
Loan costs	159,472	-
Technology and medical software	-	117,645

	159,472	117,645

Accounts Receivables in Litigation, net of allowance of $558,000 at June 30, 2012	-	62,000
	-	62,000

Total Assets	$618,630	$213,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Accrued interest	$-	$6,106
Conversion feature - derivative liability	-	920,427
Warrants - derivative liability	-	7,947
Short-term notes payable	4,656,261	4,389,636
Accounts payable and accrued expenses	3,360,027	2,809,949

Total Liabilities	8,016,288	8,134,065

Stockholders' Deficit
Preferred Stock, Series A par value $.001, authorized 37 and 28 shares as of December 31, 2012 and June 30, 2012, respectively Issued and outstanding 35.25 and 28 shares as of December 31, 2012 and June 30, 2012, respectively	-	-
Preferred Stock, Series B par value $.001, authorized 63 and 60 shares as of December 31, 2012 and June 30, 2012, respectively Issued and outstanding 19.25 and 18.75 shares as of December 31, 2012 and June 30, 2012, respectively	-	-
Common stock, par value $.001 per share, authorized 2,000,000,000 Issued and outstanding: 668,551,140 and 415,462,433 shares as of December 31, 2012 and June 30, 2012, respectively	668,551	415,462
Additional Paid in Capital	41,015,159	39,651,044
Accumulated deficit	(49,081,368)	(47,986,879)

Total Stockholders' Deficit	(7,397,658)	(7,920,373)

Total Liabilities and Stockholders' Deficit	$618,630	$213,692

See notes to financial statements.

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31, 2012	December 31, 2011
		Restated

Revenues	$18,852	$162,722

Expenses:
General and administrative	510,076	412,399
Bad debt expenses	-	13,000
Depreciation and amortization	-	291,673

Total Expenses	510,076	717,072

Loss from operations	(491,224)	(554,350)

Other Income/(Expenses):
Change in fair value of derivatives	-	285,291
Financing costs	(170,181)	-
Impairment of technology asset	-	-
Interest expense	(101,947)	(73,551)
Gain/(Loss) on redemption	-	-

Total other income/(expenses)	(272,128)	211,740

Net loss	$(763,352)	$(342,610)

Net loss per common share basic - diluted	$(0.00)	$(0.00)

Weighted average number of shares, basic and diluted	620,654,401	347,376,537

See notes to financial statements.

IMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	December 31, 2012	December 31, 2011
		Restated

Revenues	$29,352	$351,944

Expenses:
General and administrative	854,695	772,135
Bad debt expenses	62,000	26,000
Depreciation and amortization	-	584,691

Total Expenses	916,695	1,382,826

Loss from operations	(887,343)	(1,030,882)

Other Income/(Expenses):
Change in fair value of derivatives	779,974	(163,577)
Financing costs	(574,357)	-
Impairment of technology asset	(117,645)	-
Interest expense	(245,446)	(150,584)
Gain/(Loss) on redemption	(49,672)	(9,910)

Total other income/(expenses)	(207,146)	(324,071)

Net loss	$(1,094,489)	$(1,354,953)

Net loss per common share basic - diluted	$(0.00)	$(0.00)

Weighted average number of shares, basic and diluted	586,545,662	342,241,120

See notes to financial statements.

IMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31, 2012	December 31, 2011
		Restated
Cash Flows From Operating Activities
Receipts from customers	$33,000	$175,444
Payments to suppliers, salaries	(908,171)	(476,330)
Interest paid	(9,570)	(10,968)
Net Cash Used in Operating Activities	(884,741)	(311,854)

Cash Flows From Financing Activities
Proceeds from stock sales	1,078,500	0
Short term loans	235,000	316,614
Net Cash Provided by Financing Activities	1,313,500	316,614

Net Increase/(Decrease) in Cash	428,759	4,760

Cash at the Beginning of Period	67	18,208

Cash at End of Period	$428,826	$22,968

Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net loss	$(1,094,489)	$(1,165,390)
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Allowance for bad debts	62,000	26,000
Financing costs	574,357	-
Depreciation and amortization	-	584,691
Change in Derivative Values	(779,974)	-
Loss on debt redemption	49,672	-
Impairment of Technology asset	117,645	-
Changes in:
Trade receivables	3,648	18,500
Prepaid expenses	-	(16,196)
Accounts payable and accrued expenses	(53,476)	299,001
Accrued interest payable	235,876	123,540
Deferred income	-	(182,000)
Net Cash Used by Operating Activities	$(884,741)	$(311,854)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Exchanged stock for note payable and accrued interest	$358,434	$63,500
Issuance of common stock for debt extension	$190,589	$-
Issuance of warrants for debt extension	$19,351	$-

See notes to financial statements.

 iMEDICOR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012 and 2011 (Unaudited)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the three month period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2012 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on March 22, 2013 and as amended on March 26, 2013.

2.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $49,081,368, $7,397,658 and $7,557,130 at December 31, 2012, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 12 - Subsequent Events).

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

Intangible Assets

The Company accounts for intangible assets in accordance with recently issued and adopted accounting pronouncements, which require that intangible assets with indefinite useful lives should not be amortized, but instead be tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurement Using
December 31, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$-	$-	$-	$-	$-
Derivative warrant liability	-			-	-

		Fair Value Measurement Using
June 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$920,427	$-	$-	$920,427	$920,427
Derivative warrant liability	7,947			7,947	7,947

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

5.           WARRANTS

As of December 31, 2012 and June 30, 2012, the Company has outstanding an aggregate of 207,466,000 and 97,616,000 common stock purchase warrants, respectively, to various shareholders and service providers expiring through 2017, exercisable at prices from $0.01 to $0.24.  Management has reserved the right to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels. A summary of the outstanding warrants as of each date and the expiration periods of those outstanding at the latter date are as follows:

	Number of Shares Issuable on Exercise of Warrants Outstanding as of		Expiration Date of Warrants
			Outstanding as of
	December 31, 2012	June 30, 2012	December 31, 2012
		7,390,000	N/A
	19,019,001	12,464,000	2014
	52,822,000	53,762,000	2015
	25,624,999	24,000,000	2016
	110,000,000	-	2017
Total	207,466,000	97,616,000

6.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company capitalized all development costs associated with the completion of the iMedicor portal and is amortizing them over sixty months.  Amortization expense, exclusive of impairment losses discussed below, were $117,645 and $584,691 for the six months ended December 31, 2012 and 2011, respectively.  The Company accounts for impairment of technology assets in accordance with recently issued and adopted accounting pronouncements, which require that technology with finite useful lives should be amortized, but also be tested for impairment at least annually.  If impairment exists, a write-down to fair value measured by discounting estimated future cash flows is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment. The Company had evaluated the technology and medical software for impairment as of its two most recent fiscal year ends and determined a cumulative impairment of $1,708,673 at June 30, 2012.  It was determined that as of September 30, 2012 the asset was fully impaired.  Thus, the remaining value was written off to impairment of technology asset.

	December 31, 2012	June 30, 2012
Technology and medical software	$10,238,894	$10,238,894
Less: Accumulated amortization	8,412,576	8,412,576
Less: Impairment	1,826,318	1,708,673
	$-	$117,645

7.            CONSULTING AGREEMENT

In November 2012, the Company arranged with HITS Consulting and its owner Henry Denis to acquire access to Mr. Denis’ independent agents to increase our ability to execute on the Careington Meaningful Use contract. Mr. Denis is the CEO of that company and agreed to serve as a special consultant to the CEO of iMedicor.

The consideration for the transaction was six million shares of common stock and six million common stock purchase warrants, exercisable at $0.02 per share for a three-year period. There was a 90 day  contract and then both parties can decide to continue. The Company agreed to pay $10,000 in monthly salary for Henry Denis.  As of December 31, 2012, there was an accrual of $15,000 in these fees payable. On and at about June 30, 2013, Henry Denis and his entity HITS Consulting were terminated for any further services to the Company.

8.           NOTES PAYABLE

Interest expense for the three and six months ended as of December 31, 2012 was $101,947 and $245,446, respectively, and for the three and six months ended December 31, 2011 was $73,551 and $150,584, respectively. Notes payable at December 31, 2012 and June 30, 2012 consisted of the following:

	December 31, 2012	June 30, 2012
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008, in default, convertible at $1.00 per share or 150,000 common shares at June 30, 2012.	$150,000	$150,000
(2) Convertible note bearing interest at 8% per annum, increased to 22% when defaulted. (See below for variable terms of conversion). These notes were originally $180,000 borrowed and were past due, originally due on varying dates ranging from December 29, 2010 through March 8, 2011. They have been completely converted to equity as of September 2012.	-	62,450
(3) Convertible notes bearing interest at 20% per annum with a conversion price of $0.05 per share - 5,361,320 shares at June 30, 2012 - past due, originally due on December 30, 2009	287,462	268,066
(4) Convertible note bearing interest at 10% per annum with a conversion price of $0.05 per share – 1,226,840 shares at June 30, 2012 - past due, originally due on July 26, 2010	63,863	61,342
(5) Secured convertible note bearing interest at 18%-24% per annum with a conversion into Preferred B series shares at a price of $125,000 per share, amended on July 1, 2012 and now due on June 30, 2013	1,428,963	1,220,395
(6) Secured convertible note bearing interest at 8%-18% per annum with a conversion into Preferred B series shares at a price of $125,000 per share. amended on July 1, 2012 and now due on June 30, 2013	1,765,275	1,695,914
(7) Note executed in May 2002 bearing interest at 8% per annum, originally due in November 2008	339,712	329,086
(8) Note executed in May 2002 bearing interest at 8% per annum, no maturity date	420,966	358,081
(9) Four notes executed from September 22, 2009 through January 11, 2011	35,000	82,382
(10) Note executed in July 2011 bearing interest at 18%, maturity extended to August 23, 2013	165,020	161,920
Total notes payable, all deemed current, due to various defaults as discussed below	$4,656,261	$4,389,636

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

(3) Schneller convertible notes payable originated on December 23, 2008 with a loan of $100,000 with a maturity date of December 31, 2009. If the loan was not repaid by the designated date there was a loan redemption fee of $50,000.  The $100,000 bears interest at 20%. The accrued interest payable was $137,462 and $118,066 for December 31, 2012 and June 30, 2012, respectively. The Company is in default on this note as of December 31, 2009 and thereafter.  The Company has sought an extension.  There is a dispute in regard to the number of common shares are to be issued per the 90 day default provision in the note agreement.  See Commitments and Contingencies for further explanation.

8.           NOTES PAYABLE – continued

(4) Koeting convertible note payable, with interest at 10%, originated on March 26, 2010 with a loan to the Company of $50,000 payable on July 26, 2010. There was accrued interest payable at December 31, 2012 and June 30, 2012 of $13,863 and $11,342, respectively.  The Company is in default on this note as of July 26, 2010 and thereafter.  The Company has sought an extension and has not received a response. This note is unsecured.

(5) The note amount of $1,079,274 was lent by Sonoran Pacific Resources (a related party to a shareholder who has significant ownership in the Company and an interest in this entity) over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $349,764 at December 31, 2012 for a total note balance at such date of $1,428,963.  There was accrued interest payable of $286,196 at June 30, 2012 for a total note balance at such date of $1,220,395. As of July 1, 2012, an amended and restated loan agreement was signed which stated that the note was deemed not in default.  The lender was awarded 100 million common shares and 100 million warrants in exchange for the amended and restated loan agreement. Interest rates have been 18% from September 15, 2010 to May 31, 2011, 20% from June 1, 2011 to June 30, 2011 and 24% from July 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013 will be at 10% and will increase to 12% if the note is extended, at the Company’s option, beyond June 30, 2013.  If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. As part of the amended loan agreement the note was extended to June 30, 2014.  .  This note and the one described below are convertible into Preferred B stock at $125,000 per share based on the total outstanding note balances at the dates of conversion.  This note is secured by all assets of the Company.

(6) The note amount of $1,190,458 was also lent by Sonoran Pacific Resources over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $574,817 at December 31, 2012 for a total note balance at such date of $1,765,275.  There was accrued interest payable of $551,457 at June 30, 2012 for a total note balance at such date of $1,695,914. There was a Replacement Secured Convertible Promissory Note in the original amount of $1,395,452 having an original date of April 17, 2010 and a Replacement Date of January 1, 2011.  As of July 1, 2012, an amended loan agreement was signed that the note was deemed not in default. Interest rates were 8% from January 1, 2011 to September 30, 2011 and 18% from October 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013 will be at 10% and will increase to 12% if the note is extended as set forth for the note detailed above.   Similarly, if the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. This note is secured by all assets of the Company.

The above convertible notes are convertible into an aggregate of 23.33 shares of Series “B” preferred stock.

(7) On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group; the shares were exchanged for a $300,000 three-year note to be amortized over ten years at 8%.  The shares of stock are held in escrow until the notes are completely paid.  If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders.  The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640.  The balloon payment of $272,076 was due on November 1, 2008.  The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note.  The Company has sought an extension/modification and has not received a response.  The Company continues to accrue interest at 8%.  The accrued interest payable was $76,221 and $65,595 at December 31, 2012 and June 30, 2012, respectively.  The total note balances at such dates were $339,712 and $329,086, respectively.

(8) One of the Company’s former directors has lent funds in varying amounts beginning November 5, 2010.  Outstanding principal totals were $387,194 and $298,576 at December 31, 2012 and June 30, 2012, respectively. Interest payable accrued at 8% totaled of $33,772 and $20,877 at such dates for total balances outstanding of $420,966 and $358,081, respectively. There is no maturity.

8.           NOTES PAYABLE – continued

(9) There are three notes payable totaling $35,000 as of December 31, 2012 (four notes as of June 30, 2012). The amounts were lent on various dates and 3 of the 4 are non-interest bearing and unsecured. One of the notes that earn interest was converted from principal and interest of $71,250 into 4 million common shares in November 2012. The Company is in default on the other 3 notes and has sought an extension, but has not received a response these lenders.

(10) Genesis Finance Corporation loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%.  The note was being paid in installments of $2,325 on the 25th of each month.  On August 26, 2012 an amended promissory note extended the maturity date to February 27, 2013. On January 30, 2013 there was an additional extension of six months to August 23, 2013.   The Company agreed to pay a 2% extension fee in the amount of $3,100 upon signing and to deposit $6,975 to be used to make monthly payments for March, April and May 2013. In connection with the debt extensions, the Company agreed to issue an aggregate of 1,000,000 shares to Genesis, which shares were issued subsequently.  The Company issued .5 unit of Preferred Series B in exchange for the note extension. This note is guaranteed by Sonoran Pacific Resources.  Accrued interest expense was $10,020 and $6,920 at December 31, 2012 and June 30, 2012, respectively.  We are currently in default as per the date of this filing and we are renegotiating.

9.           COMMON STOCK

The Company as of December 31, 2012 and June 30, 2012 had a total of 668,551,140 and 415,462,433 shares outstanding, respectively.   On July 27, 2012, the Board of Directors amended the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of common shares in the Company to 2 billion shares from 600 million.

During the 2nd quarter of the fiscal year, the Company issued 88,000,004 of common shares and approximately 18 million in warrants from fund raising of $1,078,500.  The Company exchanged 64,778,706 shares for debt, issued 100,310,000 common shares and 100 million warrants at an exercise price of $.01 in exchange for debt extensions in payment for financing costs during the six months ended December 31, 2012.

10.           PREFERRED STOCK

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock.  There were authorized 37 and 63 shares of Series “A” and “B” preferred stock, respectively, of which 35.25 Series “A” and 19.25 Series “B” shares, respectively, were issued and outstanding as of December 31, 2012. .  As set forth in the statement of stockholders’ deficit, all of such preferred shares were issued during the year ended June 30, 2011 in exchange for convertible debentures and accrued interest thereon of $1,800,000 and $2,037,774, respectively.  Also as of December 31, 2012, an additional 23.33 Series “B” shares were issuable upon conversion of outstanding convertible debt.

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

10.           PREFERRED STOCK – continued

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

Subsequent to the quarter ended December 31, 2012, the Series A and Series B Preferred Stock designations were amended. (See Note 12 - Subsequent Events).

11.         REVENUE

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

12.         COMMITMENTS AND CONTINGENCIES

There has been a dispute in regard to an agreement between the Company an investor John Schneller in respect to the number of common shares are to be issued to him for each 90 day default period occurs.  The agreement dated May 5, 2010, states that a certain number of shares are to be awarded to Schneller as a result of the Company not paying his note payable and related accrued interest payable.  As a result of this dispute, the accounting records reflect a Financing fee accrual based on the common share value per each 90 day default period since May 2010.  The accrued expense as of December 31, 2012 was $523,889.

13.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements were available to be issued and has found the following material events to report.

Sale and Issuances of Shares of Common Stock, Preferred A and B Shares and Warrants:

The Company has raised $1,140,625 and issued 104,750,000 Common Shares, .5 Preferred A Shares, and 9.75 Preferred B shares and 58,625,000 warrants. from January 1, 2013 through date of this report.
The Company issued 150,576,690 Common Shares to various individuals/companies for services performed, valued in the aggregate at approximately $4,239,120.

The Company issued 55,625,000 shares to a former Director of the Company in March 2013 for assisting with and collateralizing various funding sources valued at $2,225,000.

The Company exchanged $187,910 in accrued salaries for the Chairman of the Board for 20,401,250 shares of common stock.

 The Company issued 1 share of Preferred Series B to the newly appointed Chief Executive Officer (appointed June 1, 2013).

Acquisitions:

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

13.         SUBSEQUENT EVENTS – continued

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

On July 1, 2013, Robert McDermott entered into an Employment Agreement (the "McDermott Agreement") with the Company Pursuant to the terms of the McDermott Agreement, Mr. McDermott has assumed the position of Chief Executive Officer of the Company.  The McDermott Agreement is for a period of two years and Mr. McDermott is to receive a base annual salary of $200,000 plus an annual bonus up to 100% of his base salary, which bonus is to be determined by the Board. In addition, Mr. McDermott was awarded an option to acquire 100,000,000 shares of the Company’s common stock (the "McDermott Common Stock Option").  20,000,000 of the McDermott Common Stock Option was vested on July 1, 2013, with the remaining McDermott Common Stock Options to be vested at the rate of 20,000,000 each on the subsequent anniversary dates of the date of the McDermott Agreement.. The Common Stock Option has an exercise price equal to the Ten (10) trading day closing price of the shares prior to the Effective Date. and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. McDermott. Further, Mr. McDermott was awarded 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "McDermott Series B Grant").  One share of the McDermott Series B Grant was vested on July 1, 2013, with the remaining McDermott Series B Shares to be vested at the rate of one each on the subsequent anniversary dates of July 1, 2013.

14.         RESTATEMENT

As reported in the June 30, 2012 10-K filing, the Company has restated the statement of operations, and cash flows for the six months ended December 31, 2011 to treat the Asher notes, Preferred Shares and warrants issued as a derivative liability. We previously accounted for the warrants and related deemed dividends as a component of equity.  The following tables present the restated items for the applicable dates and fiscal years:

	As Originally	Amount of
	Presented	Restatement	As Restated

For the Three Months Ended
December 31, 2011

Change in fair value of derivatives	-	285,291	285,291
Loss on debt redemption	-	-	-
Net loss	(627,901)	285,291	(342,610)
Net loss per share	$0.00	$0.00	$0.00

For the Six Months Ended December 31, 2011

Change in fair value of derivatives	-0-	(163,577)	(163,577)
Loss on debt redemption	-0-	(9,910)	(9,910)
Net loss	(1,181,466)	(173,487)	(1,354,953)
Net loss per share	$(0 .00)	$0.00	$(0.00)

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

Liquidity and Capital

Cash was $428,826 at December 31, 2012 compared to $67 at June 30, 2012.  Net cash used by operating activities was $884,741 for the six months ended December 31, 2012 as compared to cash used by operating activities of $311,854 for the six months ended December 31, 2011, representing a 284% increase.  The increase is primarily attributed to approximately $846,000 more in payments to operating expenses such as salaries and development costs and $62,000 in bad debt expenses for the portal and a decrease in revenues of approximately of $142,000.

Net cash provided by financing activities was $1,313,500 for the six months ended December 31, 2012 as compared to net cash provided by financing activities of $316,614 for the six months ended December 31, 2011. The increase is primarily due to a increase in the amount of issuance of debt instruments.  The source of the $235,000 was primarily from $185,000 in loans from the two majority investors in the Company and $50,000 from an investor that was issued stock in October 2012.

Funding subsequent to December 31, 2012, the Company has raised $1,140,625 and issued 104,750,000 Common Shares, .5 Preferred A Shares, and 9.75 Preferred B shares and 58,625,000 warrants. from January 1, 2013 through date of this reporhas generated approximately $.  The Company is continuing to actively engage in fundraising efforts to increase its current level of operations.  The Company also issued approximately 161,000,000 additional shares of Common Stock in connection with obtaining extension agreements on various debt instruments.  There were no cash proceeds from such issuances; further such issuances may make it more difficult to raise additional proceeds from equity and/or debt issuances.

The Company continues to operate at a loss and is projected to do so until the end of fiscal 2014.  There was a lack of available investment capital in the quarter ended December 31, 2012 that required the Company to continue to consolidate its operations and slow-down marketing, while attempting an aggressive development schedule to upgrade the entire system. The net result of this is that the Company has not been able to fully execute on its operational plan for the year resulting in a delay in generating any significant revenue.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.   There is no assurance that the Company will be able to raise additional capital.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $49,081,368, $7,397,658 and $7,557,130 at December 31, 2012, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 12 - Subsequent Events).

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

Results of Operations

Three months ended December 31, 2012 Compared to Three Months Ended December 31, 2011

	Six Months Ended December 31,
	(unaudited)
	2012	2011
Net Sales and Revenues	$18,852	$162,722

Operational General and Administrative Expenses	510,076	425,399
Depreciation and amortization	-	291,673
Total Expenses	510,076	717,072
Loss before other income (expense)	$(491,224)	$(554,350)

Revenues

The Company's revenues for the three months ended December 31, 2012 decreased to $18,852 from $162,722 for the three months ended December 31, 2011, or approximately 92%.  This is due primarily to the Company redirecting its energies towards other opportunities in the medical industry.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the three months ending December 31, 2012 increased to $510,076 from $425,399, or approximately 20%.  This increase in operating expenses is primarily associated with the professional services (legal and audit fees) and research and development costs.

Depreciation and Amortization

Depreciation and Amortization expenses for the three months ended December 31, 2012 decreased to $-0- from $291,673 for the three months ending December 31, 2011.  The Technology asset has been recorded as fully impaired as of September 30, 2012.

Loss from Operations

Loss from operations for the three months ended December 31, 2012 totaled $491,224 compared to $554,350 for the three months ended December 31, 2011, or a decrease of 11%.  The decrease in loss from operations for the three months ended December 31, 2012 was primarily attributed to the write-off of the Technology asset in September 2012. As a result, for the three months ended December 31, 2012 there was no depreciation expense.

Six months ended December 31, 2012 Compared to Six Months Ended December 31, 2011

	Six Months Ended December 31,
	(unaudited)
	2012	2011
Net Sales and Revenues	$29,352	$351,944

Operational General and Administrative Expenses	916,695	796,135
Depreciation and amortization	-	584,691
Total Expenses	916,695	1,382,826
Loss before other income (expense)	$(887,343)	$(1,030,882)

Revenues

The Company's revenues for the six months ended December 31, 2012 decreased to $29,352 from $351,944 for the six months ended December 31, 2011, or approximately 92%.  This is due primarily to the Company redirecting its energies towards other opportunities in the medical industry.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the six months ending December 31, 2012 decreased to $916,695 from $1,382,826, or approximately 34%.  This decrease reflects the Company’s continued effort in maintaining minimal operational staffing.

Depreciation and Amortization

Depreciation and Amortization expenses for the six months ended December 31, 2012 decreased to $-0- from $584,691 for the six months ending December 31, 2011.  The Technology asset has been recorded as fully impaired as of September 30, 2012.

Loss from Operations

Loss from operations for the six months ended December 31, 2012 totaled $887,343 compared to $1,030,882 for the six months ended December 31, 2011, or a decrease of 14%.  The decrease in loss from operations for the six months ended December 31, 2012 is attributed to the company’s election to not to expand operations until the portal is fully developed for revenue opportunities.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act during the six months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

iMedicor, Inc. (Registrant)

Date: August 30, 2013	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer (Principal Executive Officer)

Date: August 30, 2013	By:	/s/ Thomas J. Owens
Thomas J Owens
Interim Chief Financial Officer (Principal Accounting Officer)