Form 10-Q
period 2013-03-31
iMedicor
filed 2013-10-15
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

Commission file number: 000-52765

iMEDICOR, INC. AND SUBSIDIARY
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13506 Summerport Pkwy #160, Windermere, FL 34786
(Address of principal executive offices) (Zip Code)

(407) 505-8934
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

There were 1,020,641,409 outstanding shares of the issuer’s Common Stock, $0.001 par value, on October 14, 2013.

iMEDICOR, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31. 2013	June 30, 2012
	(Unaudited)

ASSETS
Current assets:
Cash	$132,201	$67
Accounts receivable, net of allowance for doubtful accounts of $47,000 at March 31, 2013 and June 30, 2012	7,052	33,980

Total Current Assets	139,253	34,047

Intangible assets, net of accumulated amortization:
Loan costs	132,688	-
Technology and medical software, net	182,361	117,645

	315,049	117,645

Accounts Receivables in Litigation, net of allowance of $558,000 at June 30, 2012	-	62,000
	-	62,000

Total Assets	$454,302	$213,692

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Short-term notes payable	$4,611,227	$4,389,636
Accounts payable and accrued expenses	3,827,992	2,816,055
Conversion feature - derivative liability	-	920,427
Warrants - derivative liability	-	7,947

Total Liabilities	8,439,219	8,134,065

Stockholders' Deficit
Preferred Stock, Series A par value $.001, authorized 37 Issued and outstanding 35.75 and 28 shares as of March 31, 2013 and June 30, 2012, respectively	-	-
Preferred Stock, Series B par value $.001, authorized 63 Issued and outstanding 24.50 and 18.75 shares as of March 31, 2013 and June 30, 2012, respectively	-	-
Common stock, par value $.001 per share, authorized 2,000,000,000 Issued and outstanding: 872,676,680 and 415,462,433 shares as of March 31, 2013 and June 30, 2012, respectively	872,677	415,462
Additional Paid in Capital	47,505,640	39,651,044
Accumulated deficit	(56,363,234)	(47,986,879)

Total Stockholders' Deficit	(7,984,917)	(7,920,373)

Total Liabilities and Stockholders' deficit	$454,302	$213,692

See notes to financial statements.

iMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31. 2013	March 31. 2012
	(Unaudited)	(Unaudited)
		Restated

Revenues	$36,333	$284,941

Expenses:
Stock issued for services	4,781,092	-
Impairment of technology asset	966,412	-
Acquisition expense	400,016
General and administrative	882,008	480,462
Bad debt expenses	26,280	71,630
Depreciation and amortization	4,820	291,673

Total Expenses	7,060,628	843,765

Loss from operations	(7,024,295)	(558,824)

Other Income/(Expenses):
Financing costs	(141,571)	-
Interest expense	(116,000)	(82,469)
Change in fair value of derivatives	-	1,978,843
Gain/(Loss) on redemption	-	36,588

Total other income/(expenses)	(257,571)	1,932,962

Net Income/(loss)	$(7,281,866)	$1,374,138

Net loss per common share basic - diluted	$(0.01)	$0.00

Weighted average number of shares, basic and diluted	782,114,877	347,376,990

See notes to financial statements.

iMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	March 31. 2013	March 31. 2012
	(Unaudited)	(Unaudited)
		Restated

Revenues	$65,685	$637,295

Expenses:
Stock issued for services	4,793,592	-
Impairment of technology asset	1,084,057	-
Acquisition expense	400,016	-
General and administrative	1,724,203	1,471,033
Bad debt expenses	88,280	97,630
Depreciation and amortization	4,820	658,337

Total Expenses	8,094,968	2,227,000

Loss from operations	(8,029,283)	(1,589,705)

Other Income/(Expenses):
Financing costs	(715,928)	-
Interest expense	(361,446)	(216,977)
Change in fair value of derivatives	779,974	1,815,293
Gain/(Loss) on redemption	(49,672)	26,648

Total other income/(expenses)	(347,072)	1,624,964

Net Income/(loss)	$(8,376,355)	$35,259

Net loss per common share basic - diluted	$(0.01)	$0.00

Weighted average number of shares, basic and diluted	650,783,725	343,940,626

See notes to financial statements.

iMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31. 2013	March 31. 2012
	(Unaudited)	(Unaudited)
		Restated
Cash Flows From Operating Activities
Receipts from customers	$66,333	$403,344
Payments to suppliers, salaries	(1,540,296)	(740,184)
Interest paid	(10,529)	(16,959)
Net Cash Used in Operating Activities	(1,484,492)	(353,799)

Cash Flows From Financing Activities
Proceeds from stock sales	1,531,626	0
Short term loans	235,000	368,614
Payments on notes payable	(150,000)	(3,500)
Net Cash Provided by Financing Activities	1,616,626	365,114

Net Increase/(Decrease) in Cash	132,134	11,315

Cash at the Beginning of Period	67	18,208

Cash at End of Period	$132,201	$29,523

Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net Income/(loss)	$(8,376,355)	$35,259
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Stock issued for services	4,793,592
Impairment of technology asset	1,084,057	-
Financing costs	715,928	-
Acquisition expense	400,016
Allowance for bad debts	88,280	97,630
Impairment of Goodwill	59,400	-
Loss on debt redemption	49,672	(26,648)
Depreciation and amortization	4,820	658,337
Change in Derivative Values	(779,974)	(1,815,293)
Changes in:
Trade receivables	648	(51,700)
Prepaid expenses	-	(14,485)
Accounts payable and accrued expenses	124,507	745,083
Accrued interest payable	350,917	200,018
Deferred income	-	(182,000)
Net Cash Used by Operating Activities	$(1,484,492)	$(353,799)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Exchanged stock for Technology software asset	$660,000	$-
Exchanged stock for acquisition of ClariDIS stock	$421,053	$-
Exchanged stock for acquisition expense	$400,016	$
Exchanged stock for note payable and accrued interest	$358,434	$63,500
Issuance of common stock for debt extension	$211,289	$-
Issuance of warrants for debt extension	$19,351	$-

See notes to financial statements.

 iMEDICOR, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2013 and 2012 (Unaudited)

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

iMedicor Inc., a Nevada Corporation, formerly Vemics, Inc. (the “Company”), builds portal-based, virtual work and learning environments  in healthcare and related industries. Our focus is twofold: (1) i, our web-based portal which allows physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, and; in 2008 acquired ClearLobby technology, our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.  (2) Through our contract with the NJ-HITEC project, iMedicor has developed the ability to consult with medical and dental practices, providers and staff in assisting them in becoming “Meaningful Use” compliant and ultimately qualify for federal incentive funds. Our secure healthcare communications network solutions allow physicians and their staff, to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.  Our solutions –

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

We operate the iMedicor iCore Exchange – a HIPAA compliant online personal health data exchange and secure messaging portal for physician to collaborate, exchange secure patient specific records, build a referral community and access one of the largest on-line Continuing Medical Education Catalogs.  HIPAA, which stands for the American Health Insurance Portability and Accountability Act of 1996, is a set of strict rules that are required to be followed by doctors, hospitals and other health care providers concerning the handling and privacy protection of vital patient medical data.

Using the iCore Exchange, Physicians are able to communicate securely with other doctors, sharing HIPAA compliant patient files, records and images quickly and safely.  The portal can also help doctors use corresponding services from other professionals in the medical industry.  Moreover, the portal environment allows for document creation and management tasks in a user-friendly, online environment.

The iMedicor exchange will also be a repository for Certified Continuing Medical Education courses and non-certified and product specific educational resources made available to any registered member on a non-intrusive opt-in basis.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the nine month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2012 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on March 22, 2013 and as amended on March 26, 2013.

2.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $56,363,234, $7,984,917 and $8,299,966 at March 31, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 12 - Subsequent Events).

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

Principles of consolidation

The condensed financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis

Property, Equipment and Depreciation

Property and Equipment are recorded at their historical cost.  Depreciation and amortization are provided by the straight-line method over the useful lives of the assets, which vary from five to seven years.  The cost of repairs and maintenance is charged to operations in the period incurred.  Property and equipment were fully depreciated at March 31, 2012 and June 30, 2012.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurement Using
March 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$-	$-	$-	$-	$-
Derivative warrant liability	-			-	-

		Fair Value Measurement Using
June 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$920,427	$-	$-	$920,427	$920,427
Derivative warrant liability	7,947			7,947	7,947

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

5.           WARRANTS

As of March 31, 2013 and June 30, 2012, the Company has outstanding an aggregate of 257,267,666 and 97,616,000 common stock purchase warrants, respectively, to various shareholders and service providers expiring through 2017, exercisable at prices from $0.01 to $0.24.  Management has reserved the right to redeem the warrants at $.10 per warrant if there is a subsequent initial public offering and market value per share meets certain levels. A summary of the outstanding warrants as of each date and the expiration periods of those outstanding at the latter date are as follows:

	Number of Shares Issuable on Exercise		Expiration Date of Warrants
	of Warrants Outstanding as of		Outstanding as of
	March 31, 2013	June 30, 2012	March 31, 2013
	14,760,000	7,390,000	N/A
	33,046,000	12,464,000	2014
	34,570,000	53,762,000	2015
	174,891,666	24,000,000	2016
		-	2017
Total	257,267,666	97,616,000

6.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company capitalized all development costs associated with the completion of the iCore Exchange and is amortizing them over sixty months.  Amortization expense, exclusive of impairment losses discussed below, were $584,691 for the nine months ended 2012, respectively.  The Company accounts for impairment of technology assets in accordance with recently issued and adopted accounting pronouncements, which require that technology with finite useful lives should be amortized, but also be tested for impairment at least annually.  If impairment exists, a write-down to fair value measured by discounting estimated future cash flows is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment at least annually. The Company had evaluated the technology and medical software for impairment as of its two most recent fiscal year ends and determined a cumulative impairment of $1,708,673 at June 30, 2012.  It was determined that as of September 30, 2012 the asset was fully impaired.  Thus, the remaining value was written off to impairment of technology assets.

On January 22, 2013, the Company purchased Technology software named NextEMR/iPenMD (see acquisition footnote).  The asset acquired was fair valued at $144,593 based on the discounted cash flow of future sales. The fair value of the stock issued and other contractual obligation was $732,540, accordingly an impairment charge of $587,947 was recorded.

On March 18, 2013, the Company acquired all of the shares of ClariDIS, Corporation (see acquisition date). The acquisition value in shares was applied entirely to the Technology software asset acquired.  The fair value of the software was $42,588 based on the discounted cash flow of future sales. The fair value of the stock issued was $421,053, accordingly an impairment of $378,465 was recorded.

Amortization expense, exclusive of impairment losses discussed above, were $4,820 for the nine months ended March 31, 2013.

	March 31, 2013	June 30, 2012
Technology and medical software	$10,593,391	$10,238,894
Less: Accumulated amortization	7,618,300	8,412,576
Less: Impairment	2,792,730	1,708,673
	$182,361	$117,645

7.            CONSULTING AGREEMENT

In November 2012, the Company arranged with HITS Consulting and its owner Henry Denis to acquire access to Mr. Denis’ independent agents to increase our ability to execute on the Careington Meaningful Use contract. Mr. Denis is the CEO of that company and agreed to serve as a special consultant to the CEO of iMedicor.

7.            CONSULTING AGREEMENT – continued

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

8.           ACQUISITIONS

NextEMR/iPenMD – Software:
On January 22, 2013, the Company purchased NextEMR (Electronic Medical Record) software with iPenMD software imbedded.  The purpose of the software purchase is its unique electronic Pen features allowing physicians to regain lost productivity during the transition from paper to electronic health records.

The purchase was valued at $732,540 upon acquisition based on the number of common shares exchanged of 14,833,333 and contractual obligations.  The common shares of 13,333,333 were valued at $600,000 based on the preceding 10 day stock average of the acquisition date of January 22, 2013.  That average stock price was $.045. An added 1,500,000 shares were valued at $.04 based on the stock price on January 22, 2013 resulting in a value of $60,000. There was an added value of $72,540 applied based on the 25% of the projected revenues owed back to the seller and offset by accrued liability.

It was determined that the valuation of the acquired Technology software asset based on projected revenues and present value as of the report date was $144,593.  As a result of the valuation, the impairment for this asset acquired was $587,947.

The allocation of the purchase price of the asset acquired and liabilities setup based on their fair values was as follows:

Technology Asset (5 year amortization)	$144,593
Accrued liability due seller	$(72,540)
Total	$72,053

In accordance with the January 22, 2013 asset purchase agreement the Company was required to issue 41,461,187 additional shares due to decline in the share value.  On September 30, 2013 the Company agreed with the seller to issue 20,000,823 of additional common shares priced at $.02 on that date resulting in an acquisition expense of $400,016.  This amendment was recorded as of January 22, 2013 to coincide with the original date of the acquisition of the Technology asset

ClariDIS Corporation
On March 18, 2013, the Company acquired all of the shares 275,000 of ClariDIS Corporation (a data mining and data aggregation business) in exchange for 10,526,316 common shares of iMmedicor Inc. The transaction was valued at $421,053 based upon 10,526,316 of shares exchanged at the stock price of $.04 on March 18, 2013 the date of closing. The acquisition value in shares was applied entirely to the Technology software asset acquired.  The purpose of ClariDIS will strengthen the IT and security encryption capabilities of iMedicor's Social Health Information Exchange (HIE) Version 3.0, the upgraded version of the first healthcare industry information exchange platform to offer secure messaging services within a social/professional networking.

It was determined that the valuation of the acquired Technology software asset based on projected revenues and present valued as of the report date was $42,588.  As a result of the valuation, the impairment for this asset acquired was $378,465.

The allocation of the purchase price of the asset acquired and liabilities setup based on their fair values was as follows:

Technology Asset (5 year amortization)	$42,588

The results of operations of the acquired company ClariDIS Corporation are included in the statement of operations of the combined entity.  Note that the Revenues were $-0- and Expenses totaled $960.

9.           NOTES PAYABLE

Interest expense for the three and nine months ended as of March 31, 2013 was $116,000 and $361,446, respectively, and for the three and nine months ended March 31, 2012 was $82,469 and $216,977, respectively. Notes payable at March 31, 2013 and June 30, 2012 consisted of the following:

	March 31, 2013	June 30, 2012
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008, in default, convertible at $1.00 per share or 150,000 common shares at June 30, 2012.	$150,000	$150,000
(2) Convertible note bearing interest at 8% per annum, increased to 22% when defaulted. (See below for variable terms of conversion). These notes were originally $180,000 borrowed and were past due, originally due on varying dates ranging from December 29, 2010 through March 8, 2011. They have been completely converted to equity as of September 2012.	-	62,450
(3) Convertible notes bearing interest at 20% per annum with a conversion price of $0.05 per share - 5,361,320 shares at June 30, 2012 - past due, originally due on December 30, 2009	297,160	268,066
(4) Convertible note bearing interest at 10% per annum with a conversion price of $0.05 per share – 1,226,840 shares at June 30, 2012 - past due, originally due on July 26, 2010	65,123	61,342
(5) Secured convertible note bearing interest at 18%-24% per annum with a conversion into Preferred B series shares at a price of $125,000 per share, amended on July 1, 2012 and now due on June 30, 2013	1,471,636	1,220,395
(6) Secured convertible note bearing interest at 8%-18% per annum with a conversion into Preferred B series shares at a price of $125,000 per share. amended on July 1, 2012 and now due on June 30, 2013	1,800,326	1,695,914
(7) Note executed in May 2002 bearing interest at 8% per annum, originally due in November 2008	345,025	329,086
(8) Note executed in May 2002 bearing interest at 8% per annum, no maturity date	276,900	358,081
(9) Four notes executed from September 22, 2009 through January 11, 2011	35,000	82,382
(10) Note executed in July 2011 bearing interest at 18%, maturity extended to August 23, 2013	170,057	161,920
Total notes payable, all deemed current, due to various defaults as discussed below	$4,611,227	$4,389,636

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

(3) Schneller (John Schneller is a member of the Board of Directors and was appointed on July 3, 2013) convertible notes payable originated on December 23, 2008 with a loan of $100,000 with a maturity date of December 31, 2009. If the loan was not repaid by the designated date there was a loan redemption fee of $50,000.  The $100,000 bears interest at 20%. The accrued interest payable was $147,160 and $118,066 for March 31, 2013 and June 30, 2012, respectively. The Company is in default on this note as of December 31, 2009 and thereafter.  The Company has sought an extension.  There is a dispute in regard to the number of common shares are to be issued per the 90 day default provision in the note agreement.  See Commitments and Contingencies for further explanation.

9.           NOTES PAYABLE – continued

(4) Koeting convertible note payable, with interest at 10%, originated on March 26, 2010 with a loan to the Company of $50,000 payable on July 26, 2010. There was accrued interest payable at March 31, 2013 and June 30, 2012 of $15,123 and $11,342, respectively.  The Company is in default on this note as of July 26, 2010 and thereafter.  The Company has sought an extension and has not received a response. This note is unsecured.

(5) The note amount of $1,069,199 was lent by Sonoran Pacific Resources (a related party to a shareholder who has significant ownership in the Company and an interest in this entity) over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $402,437 at March 31, 2013 for a total note balance at such date of $1,471,636.  There was accrued interest payable of $286,196 at June 30, 2012 for a total note balance at such date of $1,220,395. As of July 1, 2012, an amended and restated loan agreement was signed which stated that the note was deemed not in default.  The lender was awarded 100 million common shares and 100 million warrants in exchange for the amended and restated loan agreement. Interest rates have been 18% from September 15, 2010 to May 31, 2011, 20% from June 1, 2011 to June 30, 2011 and 24% from July 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013 will be at 10% and will increase to 12% if the note is extended, at the Company’s option, beyond June 30, 2013.  If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. As part of the amended loan agreement the note was extended to June 30, 2014.  This note and the one described below are convertible into Preferred B stock at $125,000 per share based on the total outstanding note balances at the dates of conversion.  This note is secured by all assets of the Company.

(6) The note amount of $1,190,458 was also lent by Sonoran Pacific Resources over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $609,869 at March 31, 2013 for a total note balance at such date of $1,800,326.  There was accrued interest payable of $551,457 at June 30, 2012 for a total note balance at such date of $1,695,914. There was a Replacement Secured Convertible Promissory Note in the original amount of $1,395,452 having an original date of April 17, 2010 and a Replacement Date of January 1, 2011.  As of July 1, 2012, an amended loan agreement was signed that the note was deemed not in default. Interest rates were 8% from January 1, 2011 to September 30, 2011 and 18% from October 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013 will be at 10% and will increase to 12% if the note is extended as set forth for the note detailed above.   Similarly, if the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. This note is secured by all assets of the Company.

The above convertible notes are convertible into an aggregate of 23.33 shares of Series “B” preferred stock.

(7) On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group; the shares were exchanged for a $300,000 three-year note to be amortized over ten years at 8%.  The shares of stock are held in escrow until the notes are completely paid.  If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders.  The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640.  The balloon payment of $272,076 was due on November 1, 2008.  The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note.  The Company has sought an extension/modification and has not received a response.  The Company continues to accrue interest at 8%.  The accrued interest payable was $81,534 and $65,595 at March 31, 2013 and June 30, 2012, respectively.  The total note balances at such dates were $345,025 and $329,086, respectively.

(8) One of the Company’s former directors has lent funds in varying amounts beginning November 5, 2010.  Outstanding principal totals were $237,194 and $298,576 at March 31, 2013 and June 30, 2012, respectively. The Company paid down on the note $150,000 on January 3, 2013. Interest payable accrued at 8% totaled of $39,706 and $20,877 at such dates for total balances outstanding of $276,900 and $358,081, respectively. There is no maturity.

9.           NOTES PAYABLE – continued

(9) There are three notes payable totaling $35,000 as of March 31, 2013 (four notes as of June 30, 2012). The amounts were lent on various dates and 3 of the 4 are non-interest bearing and unsecured. One of the notes that earn interest was converted from principal and interest of $71,250 into 4 million common shares in November 2012. The Company is in default on the other 3 notes and has sought an extension, but has not received a response these lenders.

(10) Genesis Finance Corporation loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%.  The note was being paid in installments of $2,325 on the 25th of each month.  On August 26, 2012 an amended promissory note extended the maturity date to February 27, 2013. On January 30, 2013 there was an additional extension of six months to August 23, 2013.   The Company agreed to pay a 2% extension fee in the amount of $3,100 upon signing and to deposit $6,975 to be used to make monthly payments for March, April and May 2013. In connection with the debt extensions, the Company agreed to issue an aggregate of 1,000,000 shares to Genesis, which shares were issued subsequently.  The Company issued .5 unit of Preferred Series B in exchange for the note extension. This note is guaranteed by Sonoran Pacific Resources.  Accrued interest expense was $15,057 and $6,920 at March 31, 2013 and June 30, 2012, respectively.  We are currently in default as per the date of this filing and we are renegotiating.

10.           COMMON STOCK

The Company as of March 31, 2013 and June 30, 2012 had a total of 872,676,680 and 415,462,433 shares outstanding, respectively.   On July 27, 2012, the Board of Directors amended the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of common shares in the Company to 2 billion shares from 600 million.

During the 3rd quarter of the fiscal year, the Company issued 38,750,000 of common shares and approximately 15 million in warrants from fund raising of $453,126.  The Company exchanged 34,834,156 for technology software asset from JTJ Capital, LLC, exchanged 10,526,316 shares for the stock of ClaridDIS Inc., and exchanged 6 million shares for acquisition of the HITS Consulting Group sales personnel. The Company exchanged 114,015,060 shares for services valued at $4,781,092 for the quarter ended March 31, 2013.

The Company exchanged 64,778,706 shares for debt, issued 100,310,000 common shares and 100 million warrants at an exercise price of $.01 in exchange for debt extensions in payment for financing costs during the nine months ended March 31, 2013, but prior to January 1, 2013.

11.           PREFERRED STOCK

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock.  There were authorized 37 and 63 shares of Series “A” and “B” preferred stock, respectively, of which 35.75 Series “A” and 24.50 Series “B” shares, respectively, were issued and outstanding as of March 31, 2013. .  As set forth in the statement of stockholders’ deficit, all of such preferred shares were issued during the year ended June 30, 2011 in exchange for convertible debentures and accrued interest thereon of $1,800,000 and $2,037,774, respectively.  Also as of March 31, 2013, an additional 23.33 Series “B” shares were issuable upon conversion of outstanding convertible debt.

Each share of Series “A” Preferred Stock was convertible into a 1% ownership interest in the Company’s common stock on a non-dilutive basis, giving effect to the common stock issued , convertible debt and the exercise of all outstanding common stock purchase warrants, on a post-converted basis.  Each share of Series “A” Preferred Stock may bear dividends when, as and if declared by the Board of Directors.  The Series “A” Preferred is senior to the Series “B” Preferred and to the common stock with respect to liquidation.

Each share of Series “B” Preferred Stock represented a 1% ownership interest in the Company’s common stock, on a non-dilutive basis, giving effect to the common stock issued , convertible debt and the exercise of all outstanding common stock purchase warrants, on a post-converted basis.  Each share of Series “B” Preferred Stock may bear dividends when, as and if declared by the Board of Directors.  The Series “B” Preferred is junior to the Series “A” Preferred, but senior to the common stock with respect to liquidation.

Each of the Series A and Series B Preferred Stock has voting rights on all matters coming before the stockholder equal to the number of shares issuable upon conversion of the Series A and Series B Preferred Stock.

11.           PREFERRED STOCK – continued

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

12.         REVENUE

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

13.         COMMITMENTS AND CONTINGENCIES

There has been a dispute in regard to an agreement between the Company an investor John Schneller in respect to the number of common shares are to be issued to him for each 90 day default period occurs.  The agreement dated May 5, 2010, states that a certain number of shares are to be awarded to Schneller as a result of the Company not paying his note payable and related accrued interest payable.  As a result of this dispute, the accounting records reflect a Financing fee accrual based on the common share value per each 90 day default period since May 2010.  The accrued expense as of March 31, 2013 was $638,676.

14.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements were available to be issued and has found the following material events to report.

Sale and Issuances of Shares of Common Stock, Preferred A and B Shares and Warrants:

The Company has raised $687,500 and issued 43,500,000 Common Shares, and 5.5 Preferred B shares and 11,000,000 warrants. from April 1, 2013 through date of this report.

The Company issued 115,149,240 Common Shares to various individuals/companies for services performed, valued in the aggregate at approximately $1,675,933.

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

On July 1, 2013, Robert McDermott entered into an Employment Agreement (the "McDermott Agreement") with the Company Pursuant to the terms of the McDermott Agreement; Mr. McDermott has assumed the position of Chief Executive Officer of the Company.  The McDermott Agreement is for a period of two years and Mr. McDermott is to receive a base annual salary of $200,000 plus an annual bonus up to 100% of his base salary, which bonus is to be determined by the Board. In addition, Mr. McDermott was awarded an option to acquire 100,000,000 shares of the Company’s common stock (the "McDermott Common Stock Option").  20,000,000 of the McDermott Common Stock Option was vested on July 1, 2013, with the remaining McDermott Common Stock Options to be vested at the rate of 20,000,000 each on the subsequent anniversary dates of the date of the McDermott Agreement.. The Common Stock Option has an exercise price equal to the Ten (10) trading day closing price of the shares prior to the Effective Date (the effective date being June 1, 2013). and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. McDermott. Further, Mr. McDermott was awarded 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "McDermott Series B Grant").  One share of the McDermott Series B Grant was vested on July 1, 2013, with the remaining McDermott Series B Shares to be vested at the rate of one each on the subsequent anniversary dates of July 1, 2013.

15.         RESTATEMENT

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

	As Originally	Amount of
	Presented	Restatement	As Restated

For the Three Months Ended
March 31, 2012

Change in fair value of derivatives	-	2,015,431	2,015,431
Gain on debt redemption	-	-	-
Net Income/(loss)	(641,293)	2,015,431	1,374,138
Net loss per share	$0.00	$0.00	$0.00

For the Nine Months Ended March 31, 2012

Change in fair value of derivatives	-0-	1,815,293	1,815,293
Gain on debt redemption	-0-	26,648	26,648
Net Income/(loss)	(1,806,682)	1,841,941	35,259
Net loss per share	$(0 .00)	$0.00	$(0.00)

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

Overview

The Company has built a portal-based, virtual work, learning and communication/collaboration environment (a SocialHIE –Social Health Information Exchange) for healthcare and related industries called iCore Exchanger. Our primary focus shifted with our acquisition of NuScribe, Inc. on October 17, 2006 tp healthcare based communications.  Currently, our efforts are concentrated on providing secure, on-line communications, collaboration, learning and productivity solutions to healthcare and related markets, and facilitating cost-effective communications between physicians and other healthcare related workers and pharmaceutical, medical device and medical insurance companies.

iMedicor was launched in October of 2007 with early registration far exceeding our pre-launch estimates by over 200%. However, based on the changing landscape of the healthcare communications and multiple federal mandates enacted post the portals initial launch and that have required significant additional development, we suspended most of our marketing efforts to drive our then existing members into the portal in late 2010 as we both redesigned the site and entered into new relationships with companies that could add value as well as technology solutions and members to iMedicor.  To make up for the loss of anticipated income from a subscribing membership base iMedicor entered into a related line of business – helping state and regional HITECH (Health Information Technology for Economic and Clinical Health) initiatives enroll physicians.  Funded by the HITECH Act and overseen by Health and Human Services Office of the National Coordinator, the program federally funds state and regional offices to entice physicians to adopt the interoperability standards prior to the deadline mandated in 2014 by the federal government.  As of June 30, 2012 the company has generated approximately $301,939 in revenue from HITECH driven programs. Our sales in other areas virtually ceased for the year ended June 30, 2012 from 2011, as most of our internal efforts were devoted to establishing new relationships with strategic partners, developing a pharmaceutical marketing sales channel and the redesign of the iCore Exchange and it’s integration with partner sites and the introduction of increased functionality as the market positioned itself for the need of a secure, interoperable communications system as represented by the continuing development of iMedicor.  We did generate approximately $280,000 in legacy revenue attributed to several sales contracts entered into prior to the Company’s shift to focusing exclusively on the healthcare and related industries; however one of these contracts, representing $260,000 in income in the year ended June 30, 2012 is in dispute and no payments have been received.

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

Liquidity and Capital

Cash was $132,201 at March 31, 2013 compared to $67 at June 30, 2012.  Net cash used by operating activities was $1,484,492 for the nine months ended March 31, 2013 as compared to cash used by operating activities of $353,799 for the nine months ended March 31, 2012, representing a 420% increase.  The increase is primarily attributed to approximately $800,000 more in payments to operating expenses such as salaries and development costs for the portal and $88,260 in bad debt expenses and a decrease in revenues of approximately of $337,000.

Net cash provided by financing activities was $1,616,626 for the nine months ended March 31, 2013 as compared to net cash provided by financing activities of $365,114 for the nine months ended March 31, 2012. The increase is primarily due to a increase in the amount of issuance of common stock.  The source of the $1,616,626 was primarily from $1,531,626 in fund raising from issuance of common stock and $235,000 in short term loans, reduced by pay down of $150,000 on a note payable.

Funding subsequent to March 31, 2013, the Company has raised $687,500 and issued 43,500,000 Common Shares, and 5.5 Preferred B shares and 11,000,000 warrants. from April 1, 2013 through date of this report. The Company is continuing to actively engage in fundraising efforts to increase its current level of operations.  The Company also issued approximately 161,000,000 additional shares of Common Stock in connection with obtaining extension agreements on various debt instruments.  There were no cash proceeds from such issuances; further such issuances may make it more difficult to raise additional proceeds from equity and/or debt issuances.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $56,363,234, $7,984,917 and $8,299,966 at March 31, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 12 - Subsequent Events).

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

Results of Operations

Three months ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	(unaudited)
	2013	2012
Net Sales and Revenues	$36,333	$284,941

Operational General and Administrative Expenses	7,055,808	552,092
Depreciation and amortization	4,820	291,673
Total Expenses	7,060,628	843,765
Loss before other income (expense)	$(7,024,295)	$(558,824)

Revenues

The Company's revenues for the three months ended March 31, 2013 decreased to $36,333 from $284,941 for the three months ended March 31, 2012, or approximately 87%.  This is due primarily to the Company redirecting its energies towards other opportunities in the medical industry.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the three months ending March 31, 2013 increased to $7,055,808 from $552,092, or approximately 1,178%.  This increase in operating expenses is primarily associated with the stock for services, impairment of technology assets, acquisition expense, professional services (legal and audit fees) and research and development costs.

Depreciation and Amortization

Depreciation and Amortization expenses for the three months ended March 31, 2013 decreased to $4,820 from $291,673 for the three months ending March 31, 2012.

Loss from Operations

Loss from operations for the three months ended March 31, 2013 totaled $7,024,295 compared to $558,824 for the three months ended March 31, 2012, or an increase of 1157%.  The increase in loss from operations for the three months ended March 31, 2013 was primarily attributed to the shares issued for services of $4,781,092 and impairment of Technology asset of $966,412 and acquisition expense of $400,016.

Nine months ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

	Nine Months Ended March 31,
	(unaudited)
	2013	2012
Net Sales and Revenues	$65,685	$637,295

Operational General and Administrative Expenses	8,090,148	1,568,663
Depreciation and amortization	4,820	658,337
Total Expenses	8,094,968	2,227,000
Loss before other income (expense)	$(8,029,283)	$(1,589,705)

Revenues

The Company's revenues for the nine months ended March 31, 2013 decreased to $65,685 from $637,295 for the nine months ended March 31, 2012, or approximately 90%.  This is due primarily to the Company redirecting its energies towards other opportunities in the medical industry.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the nine months ending March 31, 2013 increased to $8,094,968 from $2,227,000, or approximately 363%.  This increase in operating expenses is primarily associated with the stock for services, impairment of technology assets, acquisition expense, professional services (legal and audit fees) and research and development costs.

Depreciation and Amortization

Depreciation and Amortization expenses for the six months ended March 31, 2013 decreased to $4,820 from $658,337 for the nine months ended March 31, 2012.

Loss from Operations

Loss from operations for the nine months ended March 31, 2013 totaled $8,029,283 compared to $1,589,705 for the nine months ended March 31, 2012, or an increase of 505%.  The increase in loss from operations for the nine months ended March 31, 2013 is primarily associated with the stock for services, impairment of technology assets, acquisition expense, professional services (legal and audit fees) and research and development costs.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act during the nine months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Board of Directors of the Company had amended and restated the Bylaws as of August 15, 2013.  A copy of the Amended and Restated Bylaws are submitted as Exhibit 3(ii).

ITEM 6.  EXHIBITS

3(ii)	Amended and Restated Bylaws dated as of August 15, 2013

4.1	Secured Convertible Promissory Note of the Company dated April 18, 2009*

4.2	Modification Agreement dated March 31, 2011**

4.3	Secured Convertible Promissory Note dated March 31, 2011**

4.4	Series “A” Preferred Stock Description**

4.5	Series "B" Preferred Stock Subscription Agreement**

4.6	Series “B” Preferred Stock Description**

4.7	Form of Note dated August 24, 2011

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMedicor, Inc. (Registrant)

Date: October 14, 2013	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer (Principal Executive Officer)

Date: October 14, 2013	By:	/s/ Thomas J. Owens
Thomas J Owens
Interim Chief Financial Officer (Principal Accounting Officer)