Form 10-Q/A
period 2013-03-31
iMedicor
filed 2014-02-24
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

There were 1,058,412,086 outstanding shares of the issuer’s Common Stock, $0.001 par value, on February 18, 2014.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the for three and nine months ended March 31, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on October 14, 2013, for the purpose of accounting for derivative liabilities in association with the warrants issued.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the October 14, 2013 filing date of the Form 10-Q or modify or update the disclosures presented therein, except to reflect the amendment described above.

iMEDICOR, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
ASSETS	(Unaudited)
	Restated
Current assets:
Cash	$132,201	$67
Accounts receivable, net of allowance for doubtful accounts of $47,000 at March 31, 2013 and June 30, 2012	7,052	33,980

Total Current Assets	139,253	34,047

Intangible assets, net of accumulated amortization:
Loan costs	132,688	-
Technology and medical software, net	182,361	117,645
Accounts Receivables in Litigation, net of allowance of $558,000 at June 30, 2012	-	62,000

Total Assets	$454,302	$213,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Notes payable and accrued interest in default	$4,611,227	$4,389,636
Accounts payable and accrued expenses	3,828,992	2,816,055
Warrants - derivative liability	7,623,336	7,947
Conversion feature - derivative liability	-	920,427

Total Liabilities	16,063,555	8,134,065

Stockholders' Deficit
Preferred Stock, Series A par value $.001, authorized 37 Issued and outstanding 35.75 and 28 shares as of March 31, 2013 and June 30, 2012, respectively	-	-
Preferred Stock, Series B par value $.001, authorized 63 Issued and outstanding 24.50 and 18.75 shares as of March 31, 2013 and June 30, 2012, respectively	-	-
Common stock, par value $.001 per share, authorized 2,000,000,000 Issued and outstanding: 872,676,680 and 415,462,433 shares as of March 31, 2013 and June 30, 2012, respectively	872,677	415,462
Additional Paid in Capital	39,376,507	39,651,044
Accumulated deficit	(55,858,437)	(47,986,879)

Total Stockholders' Deficit	(15,609,253)	(7,920,373)

Total Liabilities and Stockholders' deficit	$454,302	$213,692

See notes to condensed consolidated financial statements.

iMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
	Restated	Restated

Revenues	$36,333	$284,941

Expenses:
General and administrative	5,663,099	480,462
Impairment of technology asset and goodwill	966,412	-
Acquisition expense	400,016	-
Bad debt expenses	26,280	71,630
Depreciation and amortization	4,820	291,673

Total Expenses	7,060,627	843,765

Loss from operations	(7,024,294)	(558,824)

Other Income/(Expenses):
Gain/(loss) on change in value - Derivative Warrants	605,546	-
Financing costs	(142,571)	-
Interest expense	(116,000)	(82,469)
Change in fair value of derivatives	-	1,978,843
Gain/(Loss) on redemption	-	36,588

Total other income/(expenses)	346,975	1,932,962

Net loss	$(6,677,319)	$1,374,138

Net loss per common share basic - diluted	$(0.01)	$0.00

Weighted average number of shares, basic and diluted	782,114,877	347,376,990

See notes to condensed consolidated financial statements.

iMEDICOR, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
	Restated	Restated

Revenues	$65,685	$637,295

Expenses:
General and administrative	6,558,145	1,471,033
Impairment of technology asset and goodwill	1,143,457	-
Acquisition expense	400,016	-
Bad debt expenses	88,280	97,630
Depreciation and amortization	4,820	658,337

Total Expenses	8,194,718	2,227,000

Loss from operations	(8,129,033)	(1,589,705)

Other Income/(Expenses):
Gain/(loss) on change in value - Derivative Warrants	1,385,520	1,815,293
Financing costs	(716,927)	-
Interest expense	(361,446)	(216,977)
Change in fair value of derivatives	-	-
Gain/(Loss) on redemption	(49,672)	26,648

Total other income/(expenses)	257,475	1,624,964

Net loss	$(7,871,558)	$35,259

Net loss per common share basic - diluted	$(0.01)	$(0.00)

Weighted average number of shares, basic and diluted	650,783,725	343,940,626

See notes to condensed consolidated financial statements.

iMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
	Restated	Restated
Cash Flows From Operating Activities
Receipts from customers	$66,333	$403,344
Payments to suppliers, salaries	(1,378,045)	(740,184)
Interest paid	(10,529)	(16,959)
Net Cash Used in Operating Activities	(1,322,241)	(353,799)

Cash Flows From Financing Activities
Proceeds from stock sales	1,409,375	0
Short term loans	195,000	368,614
Payments on notes payable	(150,000)	(3,500)
Net Cash Provided by Financing Activities	1,454,375	365,114

Net Increase/(Decrease) in Cash	132,134	11,315

Cash at the Beginning of Period	67	18,208

Cash at End of Period	$132,201	$29,523

	For the Nine Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
	Restated	Restated
Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net loss	$(7,871,558)	$35,259
Adjustments to reconcile net income/(loss) to net cash used by operating activities:
Stock issued for services	4,893,342	-
Impairment of technology asset and goodwill	1,143,457	-
Financing costs	716,927	-
Acquisition expense	400,016	-
Allowance for bad debts	88,280	97,630
Loss on debt redemption	49,672	(26,648)
Depreciation and amortization	4,820	658,337
Change in Derivative Values	(1,385,520)	(1,815,293)
Changes in:
Trade receivables	398	(51,700)
Prepaid expenses	-	(14,485)
Accounts payable and accrued expenses	287,008	745,083
Accrued interest payable	350,917	200,018
Deferred income	-	(182,000)
Net Cash Used by Operating Activities	$(1,322,241)	$(353,799)

Supplemental disclosures:
Schedule of Noncash Investing and financing Transactions:
Derivative liability - Warrants	$8,228,882	$-
Exchanged stock for acquisition expense	$400,016	$-
Exchanged stock for Technology software asset	$660,000	$-
Exchanged stock for acquisition of Claridis stock	$421,053	$-
Exchanged stock for note payable and accrued interest	$358,434	$63,500
Issuance of common stock for debt extension	$211,289	$-
Issuance of warrants for debt extension	$19,351	$-

See notes to condensed consolidated financial statements.

 iMEDICOR, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012 (Unaudited)

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

iMedicor Inc., a Nevada Corporation, formerly Vemics, Inc. (the “Company”), builds portal-based, virtual work and learning environments  in healthcare and related industries. Our focus is twofold: (1) , our web-based portal which allows physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, and; in 2008 acquired ClearLobby technology, our web-based portal adjunct which provides for direct communications between pharmaceutical companies and physicians for the dissemination of  information on new drugs without the costs related to direct sales forces.  (2) Through our contract with the NJ-HITEC project, iMedicor has developed the ability to consult with medical and dental practices, providers and staff in assisting them in becoming “Meaningful Use” compliant and ultimately qualify for federal incentive funds. Our secure healthcare communications network solutions allow physicians and their staff, to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information and to interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.  Our solutions –

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

2.           GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $55,858,437, $15,609,253 and $15,924,302 at March 31, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 14 - Subsequent Events).

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

Reclassifications

Certain amounts in the financial statements for March 31, 2012 have been reclassified to conform to the March 31, 2013 presentation. These reclassifications have no effect on net loss, total assets, or stockholders’ equity as previously reported.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis

Property, Equipment and Depreciation

Property and Equipment are recorded at their historical cost.  Depreciation and amortization are provided by the straight-line method over the useful lives of the assets, which vary from five to seven years.  The cost of repairs and maintenance is charged to operations in the period incurred.  Property and equipment were fully depreciated at March 31, 2012 and June 30, 2012.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Loan Acquisition Costs

Loan acquisition costs incurred in obtaining or modifying loans are capitalized and amortized over the life of the loan at origination or date of modification as applicable.

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

Accounting for Derivative Instruments

The Company records all derivatives on the balance sheet at fair value. As of March 31, 2013, the derivative liability consisted of warrants issued by the Company which are deemed derivative instruments as the Company does not have sufficient authorized and unissued common stock to settle all common stock contracts outstanding during the periods to which the derivatives are outstanding. The derivative liability at March 31, 2013 was valued using the Black Scholes Merton valuation model with the following estimates used significant inputs:

Exercise Price	$0.01	–	$0.50
Term	0.17	–	3.50 years
Volatility	139.14%	–	304.13%
Risk Free Rate of Return	0.07%	–	0.25%

The derivatives at June 30, 2012 included embedded derivatives deriving from the Company’s Asher notes issued in 2010, which had variable conversion rates based on market prices and reset provisions to the exercise price and conversion price if the Company issued equity or other derivatives at a price less than the exercise price set forth in the notes.  Since the Asher notes converted at a percent of market, there were an indeterminable number of shares that could be issued upon conversion. The last of the Asher notes were converted to equity on September 6, 2012.

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

The Company’s Level 3 financial liabilities consisted of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the warrant derivatives using Black Scholes Merton valuation models. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future volatility. The Company used Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities; revalued its derivative liability at every reporting period; and recognized gains or losses in the Statements of Operations are attributable to the change in the fair value of the derivative liability.  The derivative conversion feature liability at June 30, 2012 arose from the terms of the Asher notes.  The last of the Asher notes were converted to equity on September 6, 2012.  Accordingly there were no derivative asset or liability balances after that date.

Lattice Valuation Model

The derivative conversion feature liability at June 30, 2012 arose from the terms of the Asher notes.  The last of the Asher notes were converted to equity on September 6, 2012.  Accordingly there were no derivative asset or liability balances after that date.

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

Black Sholes Merton Model

As noted above, for the nine months ended March 31, 2013, the Company utilized the Black Scholes valuation model to value its derivatives, whereas in the prior period a lattice binomial model was utilized.  ASC paragraph 718-10-55-11 states to meet the fair value objective of valuation, a company should select a technique or model that (a) is applied in a manner that is consistent with the fair value measurement objective and other requirements of FASB ASC Topic 718, (b) is based on established principles of financial economic theory and generally applied in that field and (c) reflects all substantive characteristics of the instrument.   Management believes the Black Scholes model utilized meets all three of these requirements.  Further, SEC Codification of Staff Accounting Bulletins Topic 14: Share-Based Payment states the SEC would not object to a company changing its valuation technique or model and such change would not be considered a change in accounting principle.  Management's basis for changing methodologies included: (1) its conclusion that the Black Scholes model would meet the fair value objective for these types of derivatives; (2) the simplicity and transparency of the Black Scholes model, including the Company's disclosure of all input assumptions, provides the user of the financial statements the benefit of more clearly understanding managements judgments and estimates utilized in valuing these instruments in comparison to the more complex and less transparent lattice binomial model; and (3)  cost benefit considerations in preparing the estimates, considering that both methodologies (Black Scholes and the binomial lattice model) are acceptable for valuing instruments with these characteristics.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurement Using
March 31, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$-	$-	$-	$-	$-
Derivative warrant liability	7,623,336	$-	$-	7,623,336	7,623,336

		Fair Value Measurement Using
June 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$920,427	$-	$-	$920,427	$920,427
Derivative warrant liability	7,947	$-	$-	7,947	7,947

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company had 259,767,666 warrants, convertible debt which the potential to be converted into 305,756,741 shares of common stock, and preferred shares A and B convertible into 699,633,789 common shares.

5.           WARRANTS

During the nine months ended March 31, 2013 and 2012, no warrants were exercised.  During the nine months ended March 31, 2013 and 2012, 1,598,334 and 2,458,334 warrants expired, respectively.

During the nine months ended March 31, 2013 and 2012, the Company issued 163,750,000 and 1,766,667 warrants, respectively.

The Company issued warrants as follows for nine months ended March 31, 2013:

1)	100,000,000 warrants issued due to lender extending loan maturity date

2)	56,500,000 warrants issued in addition to issuance of common stock or preferred stock resulting from raising funds from investors

3)	4,750,000 warrants issued as a fee for assisting in fund raising

4)	2,500,000 warrants issued as a result of note holder converting to common stock

Summary of the warrants is as follows:

	March 31, 2013		March 31, 2012
		Weighted Average		Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at beginning of the period	97,616,000	$0.237	98,307,667	$0.237
Issued	163,750,000	$0.010	1,766,667	$0.040
Exercised	-		-
Forfeited	-		-
Expired	(1,598,334)	$(0.145)	(2,458,334)	$(0.370)
Outstanding at end of period	259,767,666	$0.182	97,616,000	$0.237
Exercisable at end of period	259,767,666	$0.182	97,616,000	$0.237

A summary of the status of the warrants outstanding as of March 31, 2013 is as follows:

Number of Warrants	Weighted average Remaining Life	Weighted Average Exercise Price per share	Shares Exercisable
624,999	0.17	$0.01	624,999
80,000	0.19	$0.03	80,000
160,000	0.19	$0.03	160,000
2,200,000	0.19	$0.03	2,200,000
1,400,000	0.24	$0.03	1,400,000
1,000,000	0.32	$0.03	1,000,000
4,266,667	0.07	$0.24	4,266,667
5,800,000	0.44	$0.03	5,800,000
40,000	0.67	$0.05	40,000
80,000	0.71	$0.05	80,000
2,004,000	0.76	$0.05	2,004,000
20,000	0.79	$0.05	20,000
40,000	0.88	$0.05	40,000
480,000	1.04	$0.05	480,000
2,000,000	1.36	$0.04	2,000,000
8,000,000	1.50	$0.15	8,000,000
3,000,000	1.51	$0.01	3,000,000
2,000,000	1.55	$0.01	2,000,000
2,000,000	1.58	$0.01	2,000,000
10,000,000	1.59	$0.05	10,000,000
1,000,000	1.64	$0.01	1,000,000

5.           WARRANTS - continued

Number of Warrants	Weighted average Remaining Life	Weighted Average Exercise Price per share	Shares Exercisable
2,000,000	1.66	$0.01	2,000,000
1,000,000	1.67	$0.01	1,000,000
10,502,000	1.67	$0.12	10,502,000
6,000,000	1.68	$0.01	6,000,000
5,000,000	1.69	$0.01	5,000,000
6,000,000	1.70	$0.01	6,000,000
1,000,000	1.71	$0.01	1,000,000
1,000,000	1.73	$0.01	1,000,000
1,500,000	1.73	$0.01	1,500,000
1,000,000	1.75	$0.01	1,000,000
3,000,000	1.76	$0.40	3,000,000
1,500,000	1.76	$0.01	1,500,000
4,500,000	1.77	$0.01	4,500,000
500,000	1.80	$0.01	500,000
1,000,000	1.81	$0.01	1,000,000
5,500,000	1.84	$0.40	5,500,000
1,500,000	1.90	$0.40	1,500,000
2,000,000	1.96	$0.40	2,000,000
1,000,000	1.97	$0.01	1,000,000
2,000,000	1.98	$0.40	2,000,000
6,000,000	1.99	$0.01	6,000,000
1,000,000	2.04	$0.40	1,000,000
1,000,000	2.08	$0.40	1,000,000
500,000	2.14	$0.40	500,000
1,750,000	2.17	$0.40	1,750,000
70,000	2.19	$0.09	70,000
1,000,000	2.21	$0.40	1,000,000
1,500,000	2.23	$0.40	1,500,000
1,000,000	2.29	$0.40	1,000,000
1,000,000	2.32	$0.40	1,000,000
2,000,000	2.37	$0.03	2,000,000
1,000,000	2.38	$0.40	1,000,000
1,000,000	2.42	$0.40	1,000,000
500,000	2.47	$0.40	500,000
1,750,000	2.50	$0.40	1,750,000
1,000,000	2.54	$0.40	1,000,000
1,500,000	2.56	$0.40	1,500,000
4,750,000	2.61	$0.01	4,750,000
2,500,000	2.63	$0.01	2,500,000
1,000,000	2.63	$0.40	1,000,000
1,000,000	2.65	$0.40	1,000,000
1,000,000	2.71	$0.01	1,000,000
1,000,000	2.71	$0.40	1,000,000
1,000,000	2.78	$0.40	1,000,000
500,000	2.81	$0.40	500,000
1,750,000	2.84	$0.40	1,750,000
1,000,000	2.88	$0.40	1,000,000
1,500,000	2.90	$0.40	1,500,000
1,000,000	2.96	$0.40	1,000,000
1,000,000	3.04	$0.40	1,000,000
1,000,000	3.09	$0.40	1,000,000
1,500,000	3.17	$0.40	1,500,000
1,000,000	3.21	$0.01	1,000,000
100,000,000	3.25	$0.01	100,000,000
10,000,000	3.50	$0.01	10,000,000

259,767,666		$0.182	259,767,666

6.           TECHNOLOGY AND MEDICAL SOFTWARE

The Company capitalized all development costs associated with the completion of the iCore Exchange and is amortizing them over sixty months.  Amortization expense, exclusive of impairment losses discussed below, were $1,084,057 for the nine months ended March 31, 2013, respectively.  The Company accounts for impairment of technology assets in accordance with recently issued and adopted accounting pronouncements, which require that technology with finite useful lives should be amortized, but also be tested for impairment when a triggering event occurs.  If impairment exists, a write-down to fair value measured by discounting estimated future cash flows is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and which are reviewed annually.  The Company had evaluated the technology and medical software for impairment as   of June 30, 2012and determined a cumulative impairment of $1,708,673 at June 30, 2012.  It was determined that as of September 30, 2012 the asset was fully impaired.  Thus, the remaining value was written off to impairment of technology assets.

On January 22, 2013, the Company purchased Technology software named NextEMR/iPenMD (see acquisition footnote).  The asset acquired was fair valued at $144,593 based on the discounted cash flow of future sales. The fair value of the stock issued and other contractual obligation was $732,540, accordingly an impairment charge of $587,947 was recorded.

On March 18, 2013, the Company acquired all of the shares of ClariDIS, Corporation (see acquisition footnote). The acquisition value in shares was applied entirely to the Technology software asset acquired.  The fair value of the software was $42,588 based on the discounted cash flow of future sales. The fair value of the stock issued was $421,053, accordingly an impairment of $378,465 was recorded.

Amortization expense, exclusive of impairment losses discussed above, were $4,820 for the nine months ended March 31, 2013.

	March 31, 2013	June 30, 2012
Technology and medical software	$187,181	$10,238,894
Less: Accumulated amortization	(4,820)	(8,412,576)
Less: Impairment		(1,708,673)
	$182,361	$117,645

7.            CONSULTING AGREEMENT

In November 2012, the Company arranged with HITS Consulting and its owner Henry Denis to acquire access to Mr. Denis’ independent agents to increase our ability to execute on the Careington Meaningful Use contract. Mr. Denis is the CEO of that company and agreed to serve as a special consultant to the CEO of iMedicor.

The consideration for the transaction was six million shares of common stock and six million common stock purchase warrants, exercisable at $0.02 per share for a three-year period. The Company recorded $40,000 of compensation expense for the shares and warrants issued for the nine months ended March 31, 2013. There was a 90 day contract and then both parties can decide to continue.
In addition, the Company agreed to pay $10,000 in monthly salary for Henry Denis.  On or about June 30, 2013, Henry Denis and his entity HITS Consulting, were terminated for any further services to the Company.

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

8.           ACQUISITIONS - continued

The allocation of the purchase price of the asset acquired and liabilities setup based on their fair values was as follows:

Technology Asset (5 year amortization)	$144,593
Accrued liability due seller	$(72,540)
Net value	$72,053

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
On March 18, 2013, the Company acquired all of the shares 275,000 of ClariDIS Corporation (a data mining and data aggregation business) in exchange for 10,526,316 common shares of iMedicor Inc. The transaction was valued at $421,053 based upon 10,526,316 of shares exchanged at the stock price of $.04 on March 18, 2013 the date of closing. The acquisition value in shares was applied entirely to the Technology software asset acquired.  The purpose of ClariDIS will strengthen the IT and security encryption capabilities of iMedicor's Social Health Information Exchange (HIE) Version 3.0, the upgraded version of the first healthcare industry information exchange platform to offer secure messaging services within a social/professional networking.

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

9.           NOTES PAYABLE IN DEFAULT

Interest expense for the three and nine months ended as of March 31, 2013 was $116,000 and $361,446, respectively, and for the three and nine months ended March 31, 2012 was $82,469 and $216,977, respectively. Notes payable and accrued interest at March 31, 2013 and June 30, 2012 consisted of the following:

	March 31, 2013	June 30, 2012
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008, in default, convertible at $1.00 per share or 150,000 common shares at March 31, 2013.	$150,000	$150,000
(2) Convertible note bearing interest at 8% per annum, increased to 22% when defaulted. (See below for variable terms of conversion). These notes were originally $180,000 borrowed and were past due, originally due on varying dates ranging from December 29, 2010 through March 8, 2011. They have been completely converted to equity as of September 2012.	-	62,450
(3) Convertible notes bearing interest at 20% per annum with a conversion price of $0.05 per share - 5,361,320 shares at June 30, 2012 - past due, originally due on December 30, 2009	297,160	268,066
(4) Convertible note bearing interest at 10% per annum with a conversion price of $0.05 per share – 1,226,840 shares at June 30, 2012 - past due, originally due on July 26, 2010	65,123	61,342
(5) Secured convertible note bearing interest at 18%-24% per annum with a conversion into Preferred B series shares at a price of $125,000 per share, amended on July 1, 2012 and now due on June 30, 2013	1,471,636	1,220,395
(6) Secured convertible note bearing interest at 8%-18% per annum with a conversion into Preferred B series shares at a price of $125,000 per share. amended on July 1, 2012 and now due on June 30, 2013	1,800,326	1,695,914
(7) Note executed in May 2002 bearing interest at 8% per annum, originally due in November 2008	345,025	329,086
(8) Note executed in May 2002 bearing interest at 8% per annum, no maturity date	276,900	365,463
(9) Four notes executed from September 22, 2009 through January 11, 2011	35,000	75,000
(10) Note executed in July 2011 bearing interest at 18%, maturity extended to August 23, 2013	170,057	161,920
Total notes payable, all deemed current, due to various defaults as discussed below	$4,611,227	$4,389,636

9.           NOTES PAYABLE IN DEFAULT - continued

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

(3) Schneller (John Schneller is a member of the Board of Directors and was appointed on July 3, 2013) convertible notes payable originated on December 23, 2008 with a loan of $100,000 with a maturity date of December 31, 2009. If the loan was not repaid by the designated date there was a loan redemption fee of $50,000.  The $100,000 bears interest at 20%. The accrued interest payable was $147,160 and $118,066 for March 31, 2013 and June 30, 2012.  Since this note has been in default the Company has been accruing financing costs that reflect the value of common shares and warrants every 90 days that this note remains in default.  The note holder earns every 90 days of default 2,672,000 of common shares and 2,672,000 warrants that are being recorded based on the stock value.  As of June 30, 2013, there were 36,072,000 of common shares and 36,072,000 of warrants to purchase common stock (warrants have a 5 year term)  The value of the accrued financing costs for the of 36,072,000 common shares as of March 31, 2013 was $620,973.  See Commitments and Contingencies for further explanation. (Note 13).

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

The above convertible notes (5) and (6) are convertible into an aggregate of 23.33 shares of Series “B” preferred stock.

9.           NOTES PAYABLE – continued

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

(8) One of the Company’s former directors has lent funds in varying amounts beginning November 5, 2010.  Outstanding principal totals were $237,194 and $344,576 at March 31, 2013 and June 30, 2012, respectively. The Company paid $150,000 on the note on January 3, 2013. Interest payable accrued at 8% totaled of $39,706 and $20,877 at such dates for total balances outstanding of $276,900 and $365,463, respectively. There is no maturity.

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

(10) Genesis Finance Corporation loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%.  The note was being paid in installments of $2,325 on the 25th of each month.  On August 26, 2012 an amended promissory note extended the maturity date to February 27, 2013. On January 30, 2013 there was an additional extension of six months to August 23, 2013.   The Company agreed to pay a 2% extension fee in the amount of $3,100 upon signing and to deposit $6,975 to be used to make monthly payments for March, April and May 2013. In connection with the debt extensions, the Company agreed to issue an aggregate of 1,000,000 shares to Genesis, which shares were issued subsequently.  The Company issued .5 unit of Preferred Series B in exchange for the note extension. This note is guaranteed by Sonoran Pacific Resources.  Accrued interest expense was $15,057 and $6,920 at March 31, 2013 and June 30, 2012, respectively.   The Company is currently in default as per the date of this filing and we are renegotiating.

10.         COMMON STOCK

The Company as of March 31, 2013 and June 30, 2012 had a total of 872,676,680 and 415,462,433 shares of common stock outstanding, respectively.   On July 27, 2012, the Board of Directors amended the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of common shares in the Company to 2 billion shares from 600 million.

During the nine months ended March 31, 2013 the Company issued 7.75 of preferred series A shares, 5.75 of preferred series B shares, 113,750,000 shares of common stock with 58,000,000 attached warrants for $1,409,375.  The warrants were valued at $1,760,395 based on the derivative feature.

The Company issued 6,000,000 shares of common stock valued at $59,400 to HITS consulting. The Company issued 34,834,156 shares of common stock valued at $1,060,016 to JTJ Capital, LLC for the acquisition of its assets. The Company issued 10,526,316 shares of common stock valued at $421,053 for all of the shares of ClariDIS. The Company issued 64,778,710 shares of common stock and 2,500,000 warrants for conversion of debt and interest in the amount of $154,214.  The warrants were valued at $54,226. The Company also issued 100,000,000 shares of common stock valued at $213,944 and 100,000,000 warrants valued at $348,482 as a loan extension fee. The Company issued 50,375,000 shares of common stock and 4,750,000 warrants as finder’s fees. The common stock was valued at $2,181,250 and the warrants were valued at $150,059. The Company issued 126,950,000 shares of common stock for services, accrued expenses and consulting valued at $3,126,252.  All warrants issued during the year were valued and recorded as a derivative liability.

During the nine months ended March 31, 2012, the Company issued 15,000,000 common shares for the conversion of $15,000 in debt and interest.  In addition the Company issued 1,766,667 warrants for $52,380.  At March 31, 2013 these warrants were reclassified as a derivative liability.

During the 3rd quarter of the period ended March 31, 2013, the Company issued 38,750,000 of common stock shares and approximately 15 million in warrants from fund raising of $453,126.  The Company exchanged 34,834,156 for technology software asset from JTJ Capital, LLC, exchanged 10,526,316 common stock shares for the stock of ClaridDIS Inc., and exchanged 6,000,000 common stock shares for acquisition of the HITS Consulting Group sales personnel. The Company exchanged 114,015,060 common stock shares for services valued at $4,781,092 for the quarter ended March 31, 2013.

The Company exchanged 64,778,706 common stock shares for debt, issued 100,310,000 common stock shares and 100 million warrants at an exercise price of $.01 in exchange for debt extensions in payment for financing costs during the nine months ended March 31, 2013, but prior to January 1, 2013.

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

Each share of Series “A” Preferred Stock was convertible into a 1% ownership interest in the Company’s common stock on a non-dilutive basis, giving effect to the common stock issued, convertible debt and the exercise of all outstanding common stock purchase warrants, on a post-converted basis.  Each share of Series “A” Preferred Stock may bear dividends when, as and if declared by the Board of Directors.  The Series “A” Preferred is senior to the Series “B” Preferred and to the common stock with respect to liquidation.

Each share of Series “B” Preferred Stock represented a 1% ownership interest in the Company’s common stock, on a non-dilutive basis, giving effect to the common stock issued, convertible debt and the exercise of all outstanding common stock purchase warrants, on a post-converted basis.  Each share of Series “B” Preferred Stock may bear dividends when, as and if declared by the Board of Directors.  The Series “B” Preferred is junior to the Series “A” Preferred, but senior to the common stock with respect to liquidation.

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

12.         ACCOUNTS RECEIVABLE IN LITIGATION

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
In July 2013, Mr. Schneller was appointed as Chairman of the Company’s Audit Committee.

14.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements were available to be issued and has found the following material events to report.

Sale and Issuances of Shares of Common Stock, Preferred A and B Shares and Warrants:

The Company has raised $687,500 and issued 43,500,000 Common Shares, and 5.5 Preferred B shares and 11,000,000 warrants from April 1, 2013 through date of this report.

The Company issued 115,149,240 Common Shares to various individuals/companies for services performed, valued in the aggregate at approximately $1,675,933.

The Company exchanged $187,910 in accrued salaries As of June 30, 2013, for the Chairman of the Board for 20,401,250 shares of common stock.

 The Company issued 1 share of Preferred Series B to the newly appointed Chief Executive Officer (appointed June 1, 2013).

Employment Agreements:

On June 1, 2013, Fred Zolla, Chief Executive Officer, entered into an Employment Agreement with the Company. Pursuant to the terms of the Employment Agreement, Mr. Zolla will assume the position of Executive Chairman of the Board of Directors for a period of two years.  Mr. Zolla will receive an annual base salary of $200,000, plus an annual bonus up to 100% of his base salary, which bonus is to be determined by the Board.  In addition, Mr. Zolla was awarded and vested in an option to acquire 100,000,000 shares of the Company’s common stock (the "Common Stock Option". The Common Stock Option:  (i) has an exercise price of $.017 per share; (ii) is exercisable for the five year period from the date of the Employment Agreement; and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. Zolla. The Common Stock option shall vest as follows: (X) one 1/3 of the Common Stock Shares at the execution of this agreement, (Y) 1/3 on the first year anniversary (June 1, 2014); and (Z) 1/3 on the second anniversary (June 1, 2015). Further, Mr. Zolla was awarded Warrants to acquire 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "Series B Warrants").  The Series B Warrants: (i) have an exercise price of $125,000 per share; and (ii) are exercisable from the date of vesting until the end of the five year period from the date of the Employment Agreement. The Series B Warrants become vested as follows: (x) one 1/3 of the Series B Warrants immediately, (y)1/3 on the first year anniversary date (June 1, 2014); and (z) 1/3 on the second anniversary date (June 1, 2015). All Series B Warrants will vest immediately in the case of change of control of the Company, death or permanent disability of Mr. Zolla  Any Series B Warrants that are not vested at the time that  Mr. Zolla is terminated for cause or he voluntarily terminates his employment with the Company, will be void.

On July 1, 2013, Robert McDermott entered into an Employment Agreement (the "McDermott Agreement") with the Company Pursuant to the terms of the McDermott Agreement; Mr. McDermott has assumed the position of Chief Executive Officer of the Company.  The McDermott Agreement is for a period of two years and Mr. McDermott is to receive a base annual salary of $200,000 plus an annual bonus up to 100% of his base salary, which bonus is to be determined by the Board. In addition, Mr. McDermott was awarded an option to acquire 100,000,000 shares of the Company’s common stock (the "McDermott Common Stock Option").  20,000,000 of the McDermott Common Stock Option was vested on July 1, 2013, with the remaining McDermott Common Stock Options to be vested at the rate of 20,000,000 each on the subsequent anniversary dates of the date of the McDermott Agreement. The Common Stock Option has an exercise price equal to the Ten (10) trading day closing price of the shares prior to the Effective Date (the effective date being June 1, 2013) and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. McDermott. Further, Mr. McDermott was awarded 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "McDermott Series B Grant").  One share of the McDermott Series B Grant was vested on July 1, 2013, with the remaining McDermott Series B Shares to be vested at the rate of one each on the subsequent anniversary dates of July 1, 2013.

15.         RESTATEMENT

The Company has restated the consolidated balance sheet as of March 31, 2013 and the consolidated statement of operations, and cash flows for the three and nine months ended March 31, 2013 to account for the warrants issued as a derivative liability. We previously accounted for the warrants and related deemed dividends as a component of equity.  The following tables present the restated items for the applicable dates.

	As Originally	Amount of
	Presented	Restatement	As Restated

For the Three Months Ended
March 31, 2013

Gain/(loss) on change in value – Derivative Warrants	-	605,546	605,546
Financing costs	-	(999)	(999)
Net Income/(loss)	(7,281,866)	604,547	(6,677,319)
Net loss per share	$(0.01)	$0.00	$(0.01)

For the Nine Months Ended March 31, 2013

Gain/(loss) on change in value – Derivative Warrants	-0-	605,546	605,546
Financing costs	-0-	(999)	(999)
Net Income/(loss)	(8,476,105)	604,547	(7,871,558)
Net loss per share	$(0 .01)	$0.00	$(0.01)

As of March 31, 2013

Warrants - Derivative Liability	-0-	7,623,336	7,623,336
Additional Paid in Capital	47,605,390	(8,228,883)	39,376,507
Accumulated Deficit	(56,462,984)	604,547	(55,858,437)

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

Overview

The Company has built a portal-based, virtual work, learning and communication/collaboration environment (a SocialHIE –Social Health Information Exchange) for healthcare and related industries called iCore Exchanger. Our primary focus shifted with our acquisition of NuScribe, Inc. on October 17, 2006 to healthcare based communications.  Currently, our efforts are concentrated on providing secure, on-line communications, collaboration, learning and productivity solutions to healthcare and related markets, and facilitating cost-effective communications between physicians and other healthcare related workers and pharmaceutical, medical device and medical insurance companies.

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

As of March 31, 2013, we required approximately $275,000 to $300,000 per month to fund our operations.  This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future or if revenue does not begin to grow as expected we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding and expanding our development capabilities, sales and marketing efforts, strengthening technical and helpdesk support, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended March 31, 2013, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital

Cash was $132,201 at March 31, 2013 compared to $67 at June 30, 2012.  Net cash used by operating activities was $1,322,241 for the nine months ended March 31, 2013 as compared to cash used by operating activities of $353,799 for the nine months ended March 31, 2012, representing a 385% increase.  The increase is primarily attributed to approximately $540,000 more in payments to operating expenses such as salaries and development costs for the portal and $88,260 in bad debt expenses and a decrease in revenues of approximately of $337,000.

Net cash provided by financing activities was $1,454,375 for the nine months ended March 31, 2013 as compared to net cash 4provided by financing activities of $365,114 for the nine months ended March 31, 2012. The increase is primarily due to a increase in the amount of issuance of common stock.  The source of the $1,454,375 was primarily from $1,409,375 in fund raising from issuance of common stock and $195,000 in short term loans, reduced by pay down of $150,000 on a note payable.

Funding subsequent to March 31, 2013, the Company has raised $687,500 and issued 43,500,000 Common Shares, and 5.5 Preferred B shares and 11,000,000 warrants from April 1, 2013 through date of this report. The Company is continuing to actively engage in fundraising efforts to increase its current level of operations.  The Company also issued approximately 161,000,000 additional shares of Common Stock in connection with obtaining extension agreements on various debt instruments.  There were no cash proceeds from such issuances; further such issuances may make it more difficult to raise additional proceeds from equity and/or debt issuances.

The Company continues to operate at a loss and is projected to do so until at least the end of fiscal 2014.  There was a lack of available investment capital in the quarter ended March 31, 2013 that required the Company to continue to consolidate its operations and slow-down marketing, while attempting an aggressive development schedule to upgrade the entire system. The net result of this is that the Company has not been able to fully execute on its operational plan for the year resulting in a delay in generating any significant revenue.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.   There is no assurance that the Company will be able to raise additional capital.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $55,858,437, $15,609,253 and $15,924,302 at March 31, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.

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

Results of Operations

Three months ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	(unaudited)
	2013-Restated	2012
Net Sales and Revenues	$36,333	$284,941

Operational General and Administrative Expenses	7,055,807	552,092
Depreciation and amortization	4,820	291,673
Total Expenses	7,060,627	843,765
Loss before other income (expense)	$(7,024,294)	$(558,824)

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

Loss from Operations

Loss from operations for the three months ended March 31, 2013 totaled $7,024,294 compared to $558,824 for the three months ended March 31, 2012, or an increase of 1157%.  The increase in loss from operations for the three months ended March 31, 2013 was primarily attributed to the shares issued for services of $4,781,092 and impairment of Technology asset of $966,412 and acquisition expense of $400,016.

Nine months ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

	Nine Months Ended March 31,
	(unaudited)
	2013-Restated	2012
Net Sales and Revenues	$65,685	$637,295

Operational General and Administrative Expenses	8,189,898	1,568,663
Depreciation and amortization	4,820	658,337
Total Expenses	8,194,718	2,227,000
Loss before other income (expense)	$(8,129,033)	$(1,589,705)

Revenues

The Company's revenues for the nine months ended March 31, 2013 decreased to $65,685 from $637,295 for the nine months ended March 31, 2012, or approximately 90%.  This is due primarily to the Company redirecting its energies towards other opportunities in the medical industry.

Operational, General and Administrative Expenses

Operational, general and administrative expenses for the nine months ending March 31, 2013 increased to $8,194,718 from $2,227,000, or approximately 368%.  This increase in operating expenses is primarily associated with the stock for services, impairment of technology assets, acquisition expense, professional services (legal and audit fees) and research and development costs.

Depreciation and Amortization

Depreciation and Amortization expenses for the six months ended March 31, 2013 decreased to $4,820 from $658,337 for the nine months ended March 31, 2012.

Loss from Operations

Loss from operations for the nine months ended March 31, 2013 totaled $8,129,033 compared to $1,589,705 for the nine months ended March 31, 2012, or an increase of 511%.  The increase in loss from operations for the nine months ended March 31, 2013 is primarily associated with the stock for services, impairment of technology assets, acquisition expense, professional services (legal and audit fees) and research and development costs.

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

iMedicor, Inc. (Registrant)

Date: February 18, 2014	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer (Principal Executive Officer)

Date: February 18, 2014	By:	/s/ Thomas J. Owens
Thomas J Owens
Interim Chief Financial Officer (Principal Accounting Officer)

Date: February 18, 2014	By:	/s/ John M. Schneller
John M Schneller
Director