Form 10-K
period 2013-06-30
iMedicor
filed 2014-02-24
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended June 30, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 000-52765

iMEDICOR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13506 Summerport Pkwy., #160, Windermere, FL 34786
(Address of principal executive offices) (Zip Code)

(888) 810-7706
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

The number of shares outstanding of the Registrant's common stock as of February 18, 2014, 1,058,412,086

DOCUMENTS INCORPORATED BY REFERENCE: None

iMEDICOR, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2013

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

PART I

Item 1.  Business

OVERVIEW

The nation's healthcare system is continuing to undergo a transformation in an effort to improve quality, safety and efficiency of care.  The adoption of Electronic Health Records (EHR’s) and Health Information Exchanges (HIE’s) by healthcare organizations has now been mandated by the federal government, with the expectation that all physicians and other healthcare providers will have adopted EHR’s by 2014.   iMedicor, Inc. (the “Company”, “iMedicor”, “we” or “our”) has built a network for healthcare providers, coupled with a secure HIE referred to as the iMedicor SocialHIE (The Portal). The service is portal-based, and provides secure communication on a cloud-based platform for electronic transmission of patient specific data. The iMedicor SocialHIE provides an electronic medical records transport system that supports the day to day clinical workflow of provider practices and facilities.

We developed the Portal to incorporate both the ability to exchange digital health information in a HIPAA compliant manner as well as the ability for health care workers to communicate within a secure professional network. The Portal allows healthcare professionals to achieve two key objectives. It offers a virtual collaborative environment which allows physicians and other healthcare providers to collaborate, communicate and exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations. It represents a community-based network environment for physicians and other healthcare workers in which they can collaborate to improve direct patient care. The Portal supports internet-related activities that had previously been difficult to achieve due to restrictive HIPAA regulations. iMedicor’s portal supports effective electronic information exchange and medical record sharing that, prior to the existence of iMedicor’s exchange, would have been difficult to achieve in a cost effective manner.   Our solution –

-	Provides the ability to establish an authenticated account inside iMedicor.
-	Offers ease of integration in an industry that previously had significant regulatory barriers to doing so
-	Require little change to day to day practice and facility workflow.
-	Is cloud-based and requires little capital investment for equipment or infrastructure.
-	Allows members to create practice communities by providing permission-based authority to various staff members with differing levels of authority.
-	Members can create communities as needed (Specialists, GP’s, Imagining Centers, Blood Labs, etc…) to improve healthcare delivery efficiency.
-	Is affordable for medical practices of any size and can be integrated in less than 24 hours.

DEVELOPMENT HISTORY

iMedicor began developing its HIPAA compliant network over three years ago.  It has been in active use by physicians and staff in Beta format for approximately 24 months.   One of the key components of the Federal “Meaningful Use” guidelines to be eligible for stimulus funds, and to address the requirements of “Meaningful Use Stage II” incentive funding is “interoperability,” a problem that the iMedicor SocialHIE seeks to solve.

In June of 2011, the New England Journal of Medicine published a report indicating that 8% of healthcare providers were using some form of Electronic Medical Records. June 2011 was a turning point in the transition from a paper based to an electronic medical records system when CMS (Center for Medicaid and Medicare Services) began distribution of “Meaningful Use” incentive funds. As of September, 2012 the adoption rate was estimated at approximately 50%. This significant change has created awareness within the Healthcare Community.

OUR TECHNOLOGY-BASED SOLUTIONS

Our Portal is designed to place simple-to-use communications tools and features in the hands of physicians and their staff, particularly in the area of HIPAA-compliant, secure communication.  The Portal allows medical practices to reduce costs and improve healthcare delivery to patients through upgraded, HIPAA-compliant, modern communication technology. iMedicor provides a HIPAA-compliant communications network that allows electronic records and images to be moved within a secure healthcare network.  The portal allows for peer collaboration, expansion of the physicians referral network and the ability to create communities.

The iMedicor portal offers hospital systems, State Health Information Exchanges (HIEs), Independent (Physician) Practice Associations (IPAs), and Regional Health Information Organizations (RHIOs) extensive communications functionality.

iMedicor facilitates exchange of CCD’s (Continuity of Care Documents) and CCR’s (Continuity of Care Records), which have become the standard for information management between EMRs. As a use-case-scenario, specialists have the ability to send a CCR / CCD snapshot from their EMR to a patient’s primary care physician instantaneously so that both physicians can immediately have available, the most up-to-date records for the patient. By using iMedicor’s portal, healthcare professionals can collaborate to provide patient care in a more efficient manner.

iMedicor's long-term objective is to provide a market leading secure, HIPAA-compliant solution for interoperable medical information exchange, coupled with a professional network, to physicians, healthcare providers and patients.  Health information may be exchanged using iMedicor’s portal, across disparate Electronic Health Record (EHR) systems to communicate with physicians, collaborate, make referrals and enhance communication with patients.

Funding of “Meaningful Use” regulations (which are outside of the Affordable Care and Patient Protection Act healthcare initiative) that were initiated in the second term of the George W. Bush Administration and funded under the Obama Administration, the move to transform all healthcare records to digital format by the end of 2014 has created an overwhelming need for secure digital communication systems.

During the development / Beta stage of our secure network, iMedicor’s primary source of income has been its consulting contract within the National HITEC projects. iMedicor has agreements with California CALHIPSO, Virginia and New Jersey. Within these projects our greater concentration has been in New Jersey under the NJ-HITEC project. In July NJ-HITEC was named the number one HITEC project in the country and iMedicor was named the number one agent / consultant for that project. As Agents/Consultants for the NJ-HITEC project our responsibility has been to register primary care physicians in the national CMS data base, complete a practice assessment, recommend an appropriate EHR, assist in the negotiation, installation, training with respect to Meaningful Use regulations. The final stage is attestation which, when complete, leads to the release of incentive funds from the Office of the National Coordinator (ONC) under the direction of CMS (Centers for Medicare and Medicaid Services). Our responsibility is to assist medical practice groups to transition from a paper system to an Electronic Health Records system.

The Company

iMedicor (OTCBB: VMCI), formerly known as Vemics, Inc. (the “Company”), a Nevada Corporation, was originally incorporated on July 17, 2001. The Company became publicly owned in 2005 through a reverse merger into a pink sheet company. The initial business model was a next generation, proprietary desk top video, audio and data delivery system using standard off the shelf hardware and a standard broadband connection to the internet to deliver a proprietary broadcast quality, video / audio system through a personal computer. The Company quickly found its niche by delivering live, fully interactive educational content to geographically-diverse students.

Through several alliances, the Company began to focus on delivering Certified Medical Education programs (CME) to doctors. These programs carried CME credits that doctors must have in order to maintain their licenses to practice medicine. The Company acquired NuScribe Inc., a voice recognition program whose application was used to create instantaneous electronic medical records using advance voice recognition technology. This acquisition led the Company to its present path, the introduction of a secure network for doctors, administrators and other healthcare workers.

iMedicor, Inc., provides secure portal-based communications, currently focused in healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as legal, financial, education etc. The Company’s focus has, this far, been twofold: First, iMedicor’s SocialHIE (Health Information Exchange), allows Physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations. The iMedicor SocialHIE includes its ClearLobby technology. ClearLobby is our web-based portal that provides for direct communications between pharmaceutical companies and physicians for the dissemination of information on new drugs and products / devices without costs related to direct sales forces.  Our solutions will allow physicians to use the internet to quickly and cost-effectively interact with pharmaceutical companies and review information on new drugs offered by these companies at a time of their choosing.

The Company’s second focus is consulting with medical and dental practices to assist them to become “Meaningful Use” such that they are positioned to receive federal incentive funds made available to the medical community to migrate paper records to an electronic health records system. iMedicor began this service as an official agent of the NJ-HITEC / REC project working with primary care practices. During fiscal 2013, iMedicor expanded into specialist and dental practices.

iMedicor has and will continue to seek to partner with HIE, HIS, EMR and other service providers in order to offer a comprehensive, affordable communications solution to the healthcare community as the transition from paper to Electronic Medical Records accelerates. The easy deployment of the iMedicor SocialHIE does not require partnering or permission of any kind from EHR, HIS companies, but functions as an overall communication system that connects disparate end points into one secure cohesive secure communication network. iMedicor offers the benefits of low-cost, easy-to-use and rapid deployment. The social networking platform allows SocialHIE to be deployed quickly and inexpensively and to grow virally throughout the physician member network and is extensible to physicians that practice outside of the member network for secure communications such as physician-to-physician referral services. Similar to commercial professional networking sites, iMedicor’s SocialHIE members invite one another into their trusted network so that members drive their own outreach and adoption program. SocialHIE can be branded to mirror the look and feel of any healthcare organization such as hospitals, managed care organizations, PPO’s, insurance companies, clearinghouses, EMR service companies, HIS service companies REC/HITEC projects or IPA’s and still maintain a secure link to the healthcare community.

iMedicor’s underlying technology used in launching iMedicor may, with limited further development, be customized to address other similar vertical markets delivering the same professional secure portal services to the legal, financial, education and other vertical markets.

RECENT DEVELOPMENTS

Based on recent developments throughout the healthcare community, beginning in June of 2011 when incentive funds began to be released from the ONC (Office of the National Coordinator) and new communications standards from the NHIN Direct, NHIN Connect Gateways, esMD and HIH in support of CMS (Center of Medicaid and Medicare Services), iMedicor has positioned itself to focus on its core competency of secure communication on addressing  secure HIPAA-compliant, digital medical records transport and messaging needs. In addition, ancillary features, created to enhance user participation or increase revenue have now been added including the following:

iMedicor is a Health Care Professional Network that maximizes provider efficiency and delivery of cost-effective care, while permitting secure HIPAA-compliant communication between members of the health care community.   Whether the network is used by a Provider, Payer, ACO, MSO, PPO or Clearinghouse, iMedicor’s unique design creates a low-cost secure communications network that positions users for compliance with future health care communication regulations.

iMedicor’s communications features can easily be adopted for use by its network partners to establish a secure communication link between healthcare providers, healthcare facilities and patients.  This communications network can provide:

•	Secure communication between all healthcare stakeholders including patients.
•	Reduce communication costs while increasing the quality of encounter.
•	Deliver a wide variety of communications options inside or outside our HIPAA compliant network.
•	Reduce marketing costs while increasing and providing additional and valuable communication options to its members.

PATIENT PORTAL

The move to Electronic Health Records adds a new dimension that enhances patients as participants in the decision, treatment and care process. As patients become more involved in the healthcare process they will need and want more immediate access to their records when they want them and where they want them. Patient portals are in use today on a limited basis and their real security and protection of patient specific information is still suspect. iMedicor has built a patient portal designed to provide secure access to patient records thereby assisting in the process of involving patients in their healthcare decisions and making access to their own records easier, efficient and timely. The Company introduced, on a limited basis, the patient portal in early 2014 to a small number of prospective customers.  The Company planned a broader rollout of a patient portal during fiscal 2014.

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

ANCILLARY REVENUE OPPORTUNITIES

Several revenue opportunities exist that are already built into the iMedicor SocialHIE. These revenue opportunities are designed to provide opt-in access to services and products in which physicians, their staff and eventually patients would have a high degree of interest. By providing an Opt-In position there would be no pop-up ads, or anything on the site that would detract from the actual administration of healthcare to patients. In several cases, as described in this section, the ancillary revenue services could be of extreme importance to the physician.  In other cases the opportunities described could be classified as time saving and convenient, two items that are very important in the day to day activity of a busy physician or medical practice.

Those ancillary revenue opportunities would not interfere with the provision of medical services by our strategic partners.  The Company has an alliance with Careington International – Dental Association and Galaxy Health Systems – Medical Association. In both cases we share 10% of all Ancillary Revenues generated from these groups and assist in providing additional revenue opportunities for them and iMedicor within their established client base as follows:

•
Meaningful Use Consulting.  iMedicor has been named as a primary agent by the ONC to work within the HITEC / REC programs. This consulting service is focused on providing medical practices with up to the minute advice that leads to “Meaningful Use” compliance and qualifies a medical practice for incentive funds which range from $44K to $64K per physician. The process includes practice assessment, EHR (Electronic Health Records) systems recommendations, Meaningful Use analysis, attestation and funding. iMedicor has assisted multiple medical practices, directly or indirectly, through this process nationally in both the medical and dental fields. Typically, outside of the ONC HITEC / REC underwritten projects, during fiscal 2013, the Company typically charged $2,500 per physician for the consulting portion plus 10% of funds secured. In 2014, the Company revised pricing to better reflect market rates of between 15% and 25% of funds secured on behalf of clients.

•
EHR sales.   iMedicor currently has relationships with ten EHR companies and owns NextEMR which is a cost-lite version of an EHR. We are presently reviewing the strategic value of maintaining NextEMR.  We expect to maintain support for the product or to offer to migrate customers to a more cost-effective or feature rich solution.

•
ClearLobby.   ClearLobby is a fully commercialized, pre-revenue, technology application designed as a “Next-Generation” marketing vehicle specifically for pharmaceutical and medical device companies. ClearLobby can deliver data, samples, make appointments with a rep, if warranted, or provide a direct communication link back to the Pharmaceutical company itself. iMedicor may monetize this application either through advertising or opt-in data sales.  iMedicor is contemplating a commercial roll-out of this product in fiscal 2014.

PRODUCTS AND SERVICES

The iMedicor SocialHIE – In 2013, iMedicor ramped up commercial availability of it online social media portal. The site was designed for medical professionals to facilitate practice productivity and real-time, rapid, secure exchange of patient-specific information.  The site is secure, HIPAA-compliant, represents a significant change in communication within the medical community and meets the “Meaningful Use” criteria as established by the federal government.

Meaningful Use Consulting – Our contract with state HITEC projects provided iMedicor with the necessary skills to expand consulting services to a broader community of medical and dental practices. The Company expanded these services through the end of 2013 and into 2014 as compliance within the medical community to Meaningful Use regulations became mandatory.

iMedicor ClearLobby  – ClearLobby is a content delivery application that iMedicor believes has the ability to place important drug marketing information in front of physicians more effectively than traditional pharmaceutical industry direct marketing methods. By using ClearLobby, physicians may improve control of the relationship between their medical practices and pharmaceutical representatives.  A physician using Clearlobby may also electronically access recently updated drug and device information. In addition, a physician can order samples, make specific appointments with pharmaceutical representatives and directly contact a Medical Science Liaison (MSL) for in-depth information concerning a drug, including potential off-label usage instructions not available through a pharmaceutical representative.

Building a Market Presence

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

Attributes of our Products and Services

Secure HIPAA Compliant Messaging and File Transfer – HIPAA guidelines preclude the use of regular email for transporting patient medical information creating unnecessary delays in moving medical information.  iMedicor’s messaging and file transfer feature operates within a closed, encrypted network that is accessible by participating members, – the portal provides security and rapid exchange of health information, greatly accelerating the speed of healthcare communication and file / record transfers now available.
Professional Community, Referrals and Consultations –iMedicor makes it easy to identify, invite and collaborate with a growing membership base of healthcare professionals.  Members may review other member biographies, contribute and share information and ideas, consult, provide referrals, and choose when and with whom they wish to communicate.

ClearLobby Pharmaceutical Content Delivery –ClearLobby  provides a content delivery application that allows pharmaceutical companies to post pertinent content that is then accessed and reviewed by physicians.  Once a physician reviews the information available within ClearLobby, he may request a meeting or ask questions and order samples directly from the pharmaceutical representative assigned to the physician by the pharmaceutical company.  The sales representative then communicates directly with the physician to fulfill the physician’s requests.  iMedicor expects this electronic exchange of information to make use of doctors’ and pharmaceutical representatives’ time far more efficient.

BUSINESS OPERATIONS

In our fiscal year ended June 30, 2013, the company’s efforts and resources focused on building out and promoting iMedicor’s SocialHIE and expanding “Meaningful Use” consulting business from General Practitioners under its NJ-HITEC contract, to Specialists and Dentists that qualify for Federal mu incentive funds.  iMedicor has achieved early-stage success, although the healthcare community is just now (2012-2013), reaching significant adoption of her systems. The services offered by iMedicor address   physicians and other healthcare providers requirements relating to securing grants under the Federal EHR Incentive Program. The Company also provides healthcare professionals with the ability to transfer health information electronically in a method which satisfies federal HIPAA regulations that govern the transmission of healthcare records.   The Portal also meets the standards of “Meaningful Use” established by the US Department of Health and Human Services and meets or surpasses the federal standards to protect patient specific information.

Potential revenue sources may be derived from multiple channels through the portal.

•	Network Subscriptions.

The basic service, point to point secure messaging with attachments is expected to be a core revenue source for iMedicor. The subscription for the unlimited use of the network, including the creation of a practice and community, the patient portal and other features is $35 per month. The Company also expects, in the future, to offer a direct account which is an account that secures all email outside of our network, as defined by the NHIN (National Health Information Network) and the national standards.

•	Collaboration with HIE / EMR partners

The most significant trend in healthcare today is the universal adoption of a comprehensive health information technology (HIT) and Electronic Health Records (EHR) solution; according to a number of qualified sources (including the New England Journal of Medicine), over 50% of all physicians have begun the process to convert to a type of electronic system.  Conversely, these same sources also estimate that as of late 2010, over 80% of all physicians were using handheld devices in their practices, and that the use of “smart-phones” was expected to continue to grow.  iMedicor believes that physicians are willing to adopt new technology if it contributes to their being able to practice better medicine in a more timely and cost effective manner and if it relieves federal regulation, especially when compliance comes with financial incentives and if it represents increased efficiencies that will increase their bottom line.

Through the American Reconstruction and Recovery Act of 2009 (ARRA), there are a number of financial incentives to encourage the adoption of some form of an EHR systems.   In addition, those who are not in compliance by 2014 will face penalties such as reduced Medicare reimbursements.

SALES AND MARKETING

iMedicor Marketing
Our marketing strategy consists of building our brand by creating a company and product presence in the healthcare industry through our partner relationships as well as direct outreach to physicians and physician associations and presences at conferences and events in order to raise our visibility within the industry.  We conduct product demonstrations and consult with potential customers such as physicians and physician associations by means of on-line presentations, in-person sales calls, trade shows, speaking engagements, and on-line seminars. We have also encouraged users to expand the iMedicor user base through invitations to their colleagues to communicate through the iMedicor portal.  We seek in the coming year to accelerate our efforts to build a loyal user audience within the Portal.

We anticipate marketing our ClearLobby platform to our own user base as well as to clients of our various strategic partners.  iMedicor will deploy a direct sales force as well as facilitate relationships with healthcare associations to generate sales leads.  Marketing will be coordinated between iMedicor and our strategic partners such as Careington, Galaxy Health Networks and Physicians Alliance of America to leverage our partners’ existing networks to further our sales and marketing efforts.

COMPETITION

The Company experiences competition from a variety of sources with respect to virtually all of its products and services.  The Company knows of no single entity that competes with it across the full range of its products and systems; however, each of the lines of business in which the Company is engaged is highly competitive.  Competition in the markets served is based on a number of considerations, which may include price, technology, applications experience, know-how, reputation, service and distribution.  While we believe we offer a competitive products and services to the healthcare industry a number of competitors offer one or more similar products and services in one or more of our existing and/or prospective markets.

●
Electronic Medical Records Systems (EMR): EMR systems create, store and manage personal health information (PHI). Physicians and office staff rely on the systems to complete all encounter charting and coding. Most EMR systems employ e-prescribing and lab interfaces. EMR systems do not typically represent direct competition to iMedicor because they don’t represent a neutral offering of information exchange or secure messaging. Although they may offer some secure messaging functionality, they do not interact with other EMR systems and are of limited value.  Many EMR systems push and pull granular data in the form of a CCR or CCD. IMedicor also provides a transporter mechanism for these types of data because they are exported in the format of an XML file. Leaders in this area include:  Allscripts, Athenahealth, Cerner, eClinicalWorks, Eclipsys, e-MDs, Epic, GE Centricity / IDX, Greenway, McKesson / Practice Partner, Misys, NextGen, Pulse Systems, Sage.

●
 Personal Health Records (PHRs):   A PHR is typically a health record that is initiated and maintained by an individual. An ideal PHR would provide a complete and accurate summary of the health and medical history of an individual by gathering data from many sources and making this information accessible online to anyone who has the necessary electronic credentials to view the information.  One of the principle distinguishing features of a PHR is the platform by which it is delivered. The types of platforms include: paper, personal computers, the internet, and portable devices.  PHRs will likely increasingly compete with us As their records transport capability improves.  PHR market leaders include but are not limited to:  Microsoft HealthVault; Google Health; Active Health; Medem; Revolution Health/ Waterfront P.E.

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

We compete with most HIE companies in that their applications typically encapsulate the functionality that iMedicor offers in addition to their core function of more granular data exchange. The overlap is secure messaging, electronic referrals and CCR/ CCD exchange. The additional functions we offer are the ability to integrate fully with EMRs and to centralize data pulled from multiple, disparate information systems with an enterprise master patient index. Most HIE systems are geographically limited (often by state boundaries) and not well-suited for broad community-based adoption. iMedicor offers HIE’s the opportunity to provide a comprehensive community portal not bounded by geographical constraints that can extend beyond an HIE membership. Although HIE’s are competitors, we believe that they may also be willing to work with iMedicor to enhance product offerings and geographic reach to their members.

●
Patient Portals: offer healthcare-related online applications that allow patients to interact and communicate with their healthcare providers such as physicians and hospitals. Patient portals represent the greatest direct competition to the iMedicor Portal because their products, unlike HIEs, are mostly based on the same core functions that iMedicor offers such as electronic referrals, secure messaging and CCR/ CCD exchange and physician-to-patient messaging. Typically, portal services are available 24/7 via the Internet. Some patient portal applications exist as stand-alone web applications, while others are portal applications that are integrated into a web site of a healthcare provider. Many patient portal applications allow patients to request prescription refills online, access medical records, pay bills, and schedule appointments. Patient portals also typically allow patients to directly communicate with healthcare providers by asking questions and leaving comments   None of the patient portal competitors we have identified have the same go to market strategy as iMedicor which is to secure a large number of professionals in the healthcare community and market to their patient base. Market leaders include:  Medem; Relay Health;  Kryptiq; Med Fusion; Quest Care360.

●
Medical Social Networks: These are sites that promote the exchange of thoughts, ideas and opinions by physicians through electronic polls and forums. These forums are in most cases physicians only and they allow users to create polls with multiple-choice answers that draw on the “wisdom of the crowd”. Most of these networks offer other standard features such as job boards and CME content. They monetize their user base in various ways such as offering access to postings to paying clients that can benefit from understanding physician thoughts on drugs and medical devices such as investment firms and pharmaceutical companies.  iMedicor may be compared to sites like Sermo because we market ourselves as a social/ professional network for physicians. We believe we have a different business model because we focus on healthcare IT and personal information exchange rather than discussion forums to generate interest and membership. Market leaders in Medical Social Networking include:  Sermo; Medpedia; Medscape Physician Connect; SocialMD; Doctornetworking.com.

EMPLOYEES – OUTSIDE CONSULTANTS

As of June 30, 2013 we had one employee (Fred Zolla) and approximately 19 consultants and/or independent agents providing on-going service to the Company   In addition iMedicor had several contract workers during fiscal 2013.  We believe our relations with the consultants and contract workers are good.

As of January 31, 2014, we had 18 employees and 3 consultants.

Item 1A.  Risk Factors

Our business is difficult to evaluate because we have a limited operating history.

Vemics - Delaware, our former operating business, was incorporated on July 17, 2001. The Company became publicly owned and became a Nevada corporation and filed a registration statement with Securities Exchange Commission (SEC) which was declared effective in October 2005.  In 2009, the Company changed its name to iMedicor, Inc. Because of our limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses.  For the first four fiscal years, 2002 – 2005, gross revenue was slightly over $200,000 in total.  Gross revenue had declined from $942,000 for the fiscal year ended June 30, 2007, to approximately $400,000 for the year ended June 30, 2011. June 30, 2013 and June 30, 2012 produced gross revenues of $105,692 and $595,506, respectively largely as a result of our Meaningful Use Consulting services. $94,832 and $477,000 of this revenue was written off as uncollectable during fiscal year 2013 and 2012, respectively, for reasons described in more detail in Item 6 “Overview,” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

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

We require substantial additional capital to continue as a going concern which, if not obtained, could result in a need to curtail or cease operations.

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

Our financial statements have been prepared assuming that we will continue as a going concern.  Since inception, we have incurred recurring operating losses and negative operating cash flows, including a net loss of $7,245,421 and negative operating cash flows of $1,646,496 for the fiscal year ended June 30, 2013.  At June 30, 2013, we had cash and cash equivalents of $513,272 and an accumulated deficit of $55,232,300.  The foregoing factors, among others, raise doubt as to our ability to continue as a going concern.  In the past, we have raised capital in private placements, but continued to sustain losses and negative operating cash flows.

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

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us.  These claims, even if without merit, could require us to expend significant financial and managerial resources.  Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content or pay financial damages, any of which could substantially increase our operating expenses.  We also may be required to obtain licenses from others to refine, develop, market and deliver new services.  We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable.  In the future we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees. From time to time we derive revenue from third party licenses and also depend on them.  Any such claims could have a material adverse effect on our business, financial condition and operating results.

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

The Company had secured Workers Compensation policies as of February 2, 2013, commercial insurances as of February 2, 2013 and Director’s and Officers’ insurance as of April 23, 2013.

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

As of January 31, 2014 we had 18 employees and 3 consultants providing on-going service to the Company. The Company replaced Fred Zolla with Robert McDermott as of July 1, 2013 as CEO and President

We may be required to issue more shares of Common Stock upon the exercise of outstanding warrants, the conversions of outstanding convertible notes or as part of raising additional capital, resulting in dilution of the ownership of our existing stockholders. During the June 30, 2013 financial reporting period, on a fully-diluted basis, our issued shares exceeded the total number of shares authorized under the Company’s Articles of Incorporation by the Board of Directors.  Subsequent to the close of the quarter, the Board of Directors authorized by Unanimous Written Consent, an increase of authorized shares from two billion to four billion as an amendment to the Articles of Incorporation.  The company now has a total, fully diluted share count that does not exceed the number of shares authorized.

The exercise of outstanding warrants or conversions of outstanding shares of Series A or Series B Preferred Stock or convertible notes could result in substantial numbers of additional shares of common stock being issued, which will dilute existing stockholders’ potential ownership interests and may cause our stock price to decline.

As of June 30, 2013, we had issued warrants to purchase an aggregate of 307,927,667 shares of Common Stock and convertible notes in aggregate principal amount of $3,873,678. Of such convertible note amount, (a) $150,000 is convertible into 150,000 common shares; (b) $373,242 is convertible into 7,464,840 common shares; and (c) $3,350,436 is convertible into 26.80 shares of Series B Preferred Stock.  If exercised or converted, these securities will dilute existing stockholders’ percentage ownership of Common Stock.  In order to have sufficient capital on hand to execute on the current contracts, during the period ended June 30, 2013iMedicor raised an investment round that resulted in the issuance of 153,750,000 additional shares of common stock and 7.75 shares of Preferred Series A and 7.375 share of Series B Preferred for a total investment of $2,034,375 as of June 30, 2013.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and possibly at a future date the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting.  We have found that certain material weaknesses existed in the maintenance of the books and records of the Company as of June 30, 2012. We have reported certain material weaknesses in our internal controls over financial reporting and related remediation efforts as discussed in Item 9a.

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

Item 2.     Properties (This item is discussed in Item 1 – Business - above).

Item 3.    Legal Proceedings

We are at times involved in litigation and other legal claims in the ordinary course of business. When appropriate in management’s estimation, we may record reserves in our financial statements for pending litigation and other claims.  Although it is not possible to predict with certainty the outcome of litigation, we do not believe that any of the current pending legal proceedings to which we are a party or to which any of our property is subject will have a material impact on our results of operations or financial condition.  The following represents legal actions in which iMedicor is presently involved.

In a lawsuit filed in April of 2013, Carpathia Holdings claims that iMedicor is liable for service fees associated with hosting services provided by the plaintiff between April 2011 and July 2011.  The plaintiff is a hosting company.  Present management believes that the amount of the lawsuit far exceeds any comparable reasonable market prices for such services if, in fact such services were used by iMedicor.  iMedicor denies that it definitively owes any amount and will vigorously defend itself in court.  iMedicor has thus not accrued a reserve associated with this legal action.

In 2007 iMedicor acquired the assets of NuScribe which had leased a piece of mailing equipment but had failed to pay all amounts due under the lease.  Neoposte, now doing business as Mail Finance, Inc., is the company that leased the equipment to NuScribe. Mail Finance filed suit in March 2013 to recoup the unpaid amounts under the lease.  Because iMedicor acquired the assets of NuScribe in 2007 but did not acquire any liabilities of NuScribe, management believes that iMedicor has no liability for the unpaid amounts under the lease.  iMedicor intends to vigorously contest the lawsuit on the grounds that it has no liability for the amounts claimed.

A lawsuit was filed in December 2011 in New York by Mainstreet Commercial Group, LLC (“Mainstreet”).  Mainstreet purports to have provided merger and acquisition services for iMedicor in 2006.  Mainstreet claims that it was not compensated for work it claims to have done associated with an acquisition.  Subsequent to the close of the quarter an attorney for the Plaintiff has suggest a settlement for substantially less than the initial action.  Present management is considering the offer of settlement in advance of a prospective arbitration hearing although has not concluded that any compensation was withheld.  Management does not consider the likelihood of any settlement, if that is what management decides is in the best interest of the company, to be material and has thus not recorded a reserve relating to this issue.

Item 4.    Mine Safety and Disclosures

Not applicable.

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

	Common Stock
	High Bid	Low Bid
Fiscal Year Ended June 30, 2013
First Quarter	$0.0090	$0.0075
Second Quarter	$0.0500	$0.0353
Third Quarter	$0.0320	$0.0310
Fourth Quarter	$0.0220	0.0205
Fiscal Year Ended June 30, 2012
First Quarter	$0.0005	$0.0005
Second Quarter	$0.0200	$0.0019
Third Quarter	$0.0060	$0.0060
Fourth Quarter	$0.0020	$0.0020

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

Recent Sales of Unregistered Securities

The Company as of June 30, 2013 and 2012 had a total of 997,299,586 and 415,462,433 shares outstanding, respectively.   On July 27, 2012, the Board of Directors amended the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of common shares in the Company to 2 billion shares from 600 million.

During the year ended June 30, 2013 the Company issued 7.5 of preferred series A shares, 7.375 of preferred series B shares, 153,750,000 shares of common stock with 71,500,000 attached warrants for $2,034,375.  The warrants were valued at $2,209,593 at a strike price of $0.01 expiring in 2 to 5 years.

The Company issued 6,000,000 shares of common stock valued at $59,400 to HITS consulting for services performed.

The Company issued 34,834,156 shares of common stock valued at $1,060,016 to JTJ Capital, LLC for the acquisition of the assets of NextEMR.

The Company issued 10,526,316 shares of common stock valued at $421,053 for all of the shares of ClariDIS.

The Company issued 20,401,250 valued at $187,210 as settlement of accrued compensation to the former CEO of the Company.

The Company issued 3,500,000 shares of common stock valued at $105,000 in payment of accounts payable to a third party.

The Company issued 64,778,710 shares of common stock and 2,500,000 warrants for conversion of debt and interest in the amount of $154,214.  The warrants were valued at $54,226.

The Company also issued 100,000,000 shares of common stock valued at $213,944 and 100,000,000 warrants valued at $348,482 as a loan extension fee.

The Company issued 104,946,670 shares of common stock and 42,375,000 warrants as finder’s fees. The common stock was valued at $3,058,739 and the warrants were valued at $1,161,572.

The Company issued 83,100,057shares of common stock for services, acquisition fees, accrued expenses and consulting valued at $3,310,752.

Subsequent to June 30, 2013 through January 24, 2014, the Company has raised an aggregate of $656,250, issued 4.75 shares of Series “B” Preferred stock, 36,000,000 Common Shares, 12,500,000 warrants to purchase common shares.

Holders of our Common Stock

Based on the records of our transfer agent, Pacific Stock Transfer, and subsequent transactions through January 2014, there were 235 shareholders of record of our Common Stock and additional stockholders of shares held in Street name.

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

Overview

The Company has built a portal-based, virtual communication network that supports a collaborative environment for healthcare and related professionals called iMedicor. Currently, our efforts are concentrated on providing secure, on-line communications collaboration and productivity solutions to healthcare professionals.

iMedicor was launched in October of 2007.  Based, however, on the changing landscape of healthcare communications and federal mandates enacted after the initial launch of the portal, the platform required significant additional development.  We suspended most of our marketing efforts while we redesigned the portal and entered into new relationships with companies that could add value and technology solutions to iMedicor.  To make up for the loss of anticipated income from a subscribing membership base iMedicor entered into a related line of business; helping state and regional HITECH (Health Information Technology for Economic and Clinical Health) initiatives migrate physicians into the digital records era.  Funded by the HITECH Act and overseen by Health and Human Services Office of the National Coordinator, the federal program funds state and regional offices to entice physicians to adopt federal digital records transfer standards prior to the deadline mandated in 2014 by the federal government.  As of June 30, 2013 the company had generated approximately $300,000 in revenue from HITECH driven programs across several reporting periods. Overall sales in other areas virtually ceased for the year ended June 30, 2013 from 2012. We generated $105,692 in 2013 and $595,506 in 2012 in gross revenue attributed to several new sales contracts. However $94,838 of gross revenue in the year ended June 30, 2013 and $477,000 of gross revenue booked in the year ended June 30, 2012 was written off as uncollectible due to the company’s limited collection efforts in 2013 and due to the loss of a lawsuit in 2012, after which it was no longer reasonable to believe that revenue booked during that period could be reasonably be expected to be collected,

The Company anticipates having four sources of revenue starting in fiscal 2014:

•	Network Subscription Sales
•	Consulting Service
•	Dental EHR Sales
•	Medical EHR sales

As of June 30, 2013, we required approximately $275,000 - $300,000 per month to fund our operations.  If we do not raise additional capital in the near future or if revenue does not begin to grow as expected we will have to curtail spending and downsize operations.  Cash needs historically have primarily been attributable to funding and expanding development efforts, sales and marketing, strengthening technical and support, satisfying existing obligations and building administrative infrastructure, including professional fees associated with being a public company.

As of June 30, 2013, the Company was seeking up to $3,000,000 in capital through a private placement of preferred stock.  While the Company was seeking this funding, if revenue increased to a point where it was able to sustain itself and increase its budget to match its growth needs, it may significantly reduce the amount of investment capital that it is seeking.  The exact amount of funds raised and revenue generated, if any, will determine how aggressively the Company can grow and what additional projects it will be able to undertake.  No assurance can be given that the Company will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company.  If the Company is unable to raise sufficient additional capital in the current private offering, it could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies. Up to this point the Company has demonstrated the ability to raise capital on an as needed basis to supplement its monthly revenue.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  We have sustained recurring net losses and we have a deficit in working capital and a total stockholders’ deficit of $12,789,974 and $12,789,974, respectively, as of June 30, 2013.  These factors raise substantial doubt about our ability to continue as a going concern.

Currently, management is seeking to develop an improved medical portal system to attract alliances with strategic partners in an effort to allow us to generate revenues that will enable us to be self-sustaining. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is ultimately dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts.

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

Accounting for Derivative Instruments

The Company records all derivatives on the balance sheet at fair value. As at June 30, 2013, the derivative liability consisted of warrants issued by the Company which are deemed derivative instruments as the Company does not have sufficient authorized and unissued common stock to settle all common stock contracts outstanding during the periods to which the derivatives are outstanding. The derivative liability at June 30, 2013 was valued using the Black Scholes Merton valuation model with the following estimates used significant inputs:

Exercise Price	0.01	–	0.50
Term	0.07	–	3.25 years
Volatility	70.65%	–	299.63%
Risk Free Rate of Return	0.02%	–	0.66%

The derivatives at June 30, 2012 included embedded derivatives deriving from the Company’s Asher notes issued in 2010, which had variable conversion rates based on market prices and reset provisions to the exercise price and conversion price if the Company issued equity or other derivatives at a price less than the exercise price set forth in the notes.  Since the Asher notes converted at a percent of market, there was an indeterminable number of shares that could be issued upon conversion.   The Asher conversion features were valued using a lattice valuation model. The lattice model valued these instruments based on a probability weighted discounted cash flow model. The Company used the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures were determined based on management's projections. These probabilities were used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow would be achieved.

Revenue Recognition

The Company’s sources of income for the fiscal year ending June 30, 2013 were:

•	Assisting Regional and State HIECH programs to accelerate the adoption of mandated electronic healthcare records management and communication.

Results of Operations

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Year Ended June 30
	2013	%	2012	%

Net Sales and Revenues	$105,692	100	$595,506	100
Cost of Services	17,787	16.8	5,296	0.9
Gross Profit	87,905	83.2	590,210	99.1
General and administrative Expenses	7,749,332	7332,.0	2,195,782,	368.7
Depreciation and amortization	14,179	13.4	1,168,034	196.1
Impairment of technology and medical software	1,257,058	1189.4	854,579	143.5
Bad debt expenses	94,832	89.7	477,000	80.1
Total Expenses	9,115,401	8,624.5	4,695,395	788.4
Operating Loss	(9,027,496)	(8,541,.3)	(4,105,185)	(689.4)
Other income (expense)	1,782,075	1,686.1	(483,851)	(81.2)
Net Loss	$(7,245,421)	(6,855.2)	$(4,589,036)	(770.6)
Net Loss Per Share	$(.01)		$(.01)

Revenues

Our revenues for the year ended June 30, 2013 decreased by $489,814 to $105,692 from $595,506 in 2012. The decline was due to the termination of a pharmaceutical marketing contract that ended as a result of litigation and, secondarily, to a decline in revenue in a group of customers that used iMedicor consulting services to secure funding from a federally mandated program to convert paper to digital medical records. One such customer, Hamilton Dental, a large dental practice that had previously used our consulting services to secure federal Meaningful Use funds under the New Jersey state-based HITECH funding program, moved into the latter phase of the multi-year program in which substantially less funding was available.  The multi-state federally-funded program utilized our consulting services to assist medical and dental practices to secure federal Meaningful Use incentive funds.  Federally-funded, state-directed HITECH program funding is being reduced at the federal level due to maturity of the program.  The decline in state-directed HITECH programs has and will likely continue to negatively impact iMedicor revenue.

Cost of Services

Cost of services as a percentage of revenues was 16.8% for the year ended June 30, 2013 as compared to 1% for 2012, representing the expiration of a revenue sharing agreement with a previous partner.

Operational, General and Administrative Expenses

Operational, general and administrative expenses increased to $7,749,332 in the year ended June 30, 2013 from $2,195,782 in the year ended 2012, or 252%.    The Company’s financial position required it to fund opportunities via personnel and outside services in order to avail it of revenue opportunities and wherever possible reduce costs resulting in net increase in operational expenses.

Depreciation and Amortization

Depreciation and amortization expenses decreased for the year ended June 30, 2013 to $14,179 versus $1,168,034 in 2012; this decrease is a result of impairing substantially all of the Company’s intangible assets at the beginning of the year ending June 30, 2013.

Impairment of Technology and Medical Software

The Company recorded impairment losses of $1,257,058 and $854,579 for the years ended June 30, 2013 and 2012, respectively, as any goodwill or intangible assets associated with purchased technology assets has been fully impaired. No material cash flow is expected to be generated from the assets in future periods.  The impaired assets had, in part, been acquired from NuScribe Inc. in 2007 and the related technology has changed considerably since that date, resulting in a change in the estimate of remaining cash flows.  (See Note 6 to the consolidated financial statements).

Operating Loss

Loss from operations for the year ended June 30, 2013 increased by $4,922,311 or 119% to $9,027,496 compared to $4,105,185 in fiscal 2012.  This increase resulted primarily from: (a) stock issued for services of $6,583,435; (b) a decrease in bad debts of $382,168; (c) a decrease in revenues noted above; (d) an increase in acquisition expense of $400,016; (e) and an increase in impairment of technology asset of $402,479.

Other Income (Expense)

Other expense decreased by $2,265,926 to net Other Income of $1,782,075 in fiscal 2013 compare to a net Other Expense of $483,851 in fiscal 2012.  The change was mainly due to net derivative related gains and changes in derivative value of $3,157,821 in 2013 compared to a net derivative gain of $56,594 in fiscal 2012.  Other line items accounting for the change were a litigation settlement of $100,000 in 2012, an increase in financing costs of $848,725 in 2013 resulting from associated with our outstanding notes payable (See Note 9, “Notes Payable”).

Net Loss

Net loss for fiscal 2013 was $7,245,421 compared to $4,589,036, for fiscal 2012, a decline in net results of $2,656,385, principally due to stock issued for services valued at $6,583,435, impairment of technology assets of $1,257,058, acquisition costs of $400,016, bad debt expense of $94,832 and impairment of goodwill of $59,400 which alone total $8,394,741.  General and administrative expenses were $7,289,916 for fiscal 2013 against Revenues of $105,692.  In other income and expenses, these items netted to be income of $1,782,075.  The primary components generating the income in other income and expenses were gains in derivative valuing of warrants and in change in fair value of derivatives of $3,157,821.  These referenced gains were moderately offset by interest expense of $477,349 and financing costs of $848,725.

Liquidity and Capital

Cash was $513,272 at June 30, 2013 compared to $67 at June 30, 2012.  Net cash used by operating activities was $1,646,496 for the year ended June 30, 2013 as compared to cash used by operating activities of $545,841 for the year ended June 30, 2012, representing a 201% increase.  The increase is primarily attributed to approximately $1,136,000 more in payments to operating expenses such as consultants and a decrease in revenues of approximately of $490,000.

Net cash used by investing activities were none for the years ended June 30, 2013 and 2012.

Net cash provided by financing activities was $2,159,701 for the year ended June 30, 2013 as compared to net cash provided by financing activities of $527,700 for the year ended June 30, 2012. The increase is primarily due to an increase in the amount of Common Stock sold of $2,034,375 and issuance of debt instruments of $275,326.  Funding subsequent to June 30, 2013 has generated approximately $656,250 from the issuance of 36,000,000 common shares, and 12,500,000 in warrants to purchase common shares.  The Company is continuing to actively engage in fundraising efforts to increase its current level of operations.

The Company continues to operate at a loss and is projected to do so until the end of at least fiscal 2014.  There was a lack of available investment capital in the year ended June 30, 2013 that required the Company to continue to consolidate its operations and slow-down marketing, while maintaining an aggressive development schedule to upgrade the entire system. The net result of this is that the Company has not been able to fully execute on its operational plan for the year resulting in a delay in generating any significant revenue.  The Company is reliant, therefore, on raising capital through equity investments and/or debt instruments to maintain operations.

Going Concern

The Company’s independent registered accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern as a result of its history of net loss. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans described in this Form 10-K. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $55,232,300, $12,789,974 and $12,789,974 at June 30, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.

Currently, management is seeking to develop a substantially improved medical portal system and attract alliances with strategic partners to allow the Company to generate revenue that will enable it to be self-sustaining. While we believe in the viability of our strategy to increase revenue and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is ultimately dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7.    Quantitative and Qualitative Disclosures about Market Risk (Not Applicable to a Smaller Reporting Company)

Item 8.    Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
iMedicor, Inc.:

We have audited the accompanying consolidated balance sheet of iMedicor, Inc. (the “Company”) as of June 30, 2013 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iMedicor, Inc. as of June 30, 2013, and the results of its operations and its cash flows for the year ended June 30, 2013, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP February 18, 2014 Seattle, Washington

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of iMedicor, Inc.

We have audited the accompanying balance sheets of iMedicor, Inc. (“the Company”) as of June 30, 2012 and the related statements of operations, stockholders' deficit and cash flows for the year then ended June 30, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iMedicor, Inc. as of June 30, 2012 and the results of its operations and its cash flows for the year then ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Demetrius Berkower LLC

Demetrius Berkower LLC

Wayne, New Jersey
March 22, 2013

 iMEDICOR, INC.
CONSOLIDATED BALANCE SHEETS
YEARS ENDED JUNE 30, 2013 AND 2012

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash	$513,272	$67
Accounts receivable, net of allowance for doubtful accounts of $-0- and $47,000 at June 30, 2013 and June 30, 2012, respectively	8,186	33,980

Total Current Assets	521,458	34,047

Intangible assets, net of accumulated amortization:
Technology and medical software, net	-	117,645
	-	117,645

Accounts Receivables in Litigation, net of allowance of $558,000 at June 30, 2012	-	62,000
	-	62,000

Total Assets	$521,458	$213,692

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Notes payable and accrued interest in default	$4,820,361	$4,389,636
Schneller payable	638,785	$-
Employee/contractor payables	703,531	$934,277
Accounts payable - trade	1,149,320	$1,361,229
Other accrued expenses	-	$520,549
Warrants - derivative liability	5,999,435	7,947
Conversion feature - derivative liability	-	920,427

Total Liabilities	13,311,432	8,134,065

Stockholders' Deficit
Preferred Stock, Series A par value $.001, authorized 37 Issued and outstanding 35.75 and 28 shares as of June 30, 2013 and June 30, 2012, respectively	-	-
Preferred Stock, Series B par value $.001, authorized 63 Issued and outstanding 26.13 and 18.75 shares as of June 30, 2013 and June 30, 2012, respectively	-	-
Common stock, par value $.001 per share, authorized 2,000,000,000 and 600,000,000 Issued and outstanding: 997,299,586 and 415,462,433 shares as of June 30, 2013 and June 30, 2012, respectively	997,299	415,462
Additional Paid in Capital	41,445,027	39,651,044
Accumulated deficit	(55,232,300)	(47,986,879)

Total Stockholders' Deficit	(12,789,974)	(7,920,373)

Total Liabilities and Stockholders' deficit	$521,458	$213,692

The accompanying notes are an integral part of these consolidated financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2013 AND 2012

	For the Year ended
	June 30, 2013	June 30, 2012

Revenues	$105,692	$595,506
Cost of services	17,787	5,296
Gross profit	87,905	590,210

Expenses:
General and administrative	7,289,916	2,195,782
Impairment of technology asset	1,257,058	854,579
Acquisition expense	400,016	-
Bad debt expenses	94,832	477,000
Impairment of goodwill	59,400	-
Depreciation and amortization	14,179	1,168,034

Total Expenses	9,115,401	4,695,395

Loss from operations	(9,027,496)	(4,105,185)

Other Income/(Expenses):
Gain/(loss) on change in value - Derivative Warrants	3,157,821	-
Change in fair value of derivatives	-	98,774
Other income - litigation settlement	-	100,000
Income (loss) recognized from debt redemption	(49,672)	(42,180)
Interest expense	(477,349)	(640,445)
Financing costs	(848,725)	-

Total other income/(expenses)	1,782,075	(483,851)

Net loss	$(7,245,421)	$(4,589,036)

Net loss per share, available to common stockholders	$(0.01)	$(0.01)

Weighted average number of shares, basic and diluted	711,666,399	360,823,724

The accompanying notes are an integral part of these consolidated financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDER EQUITY (DEFICIT)

									TOTAL
	PREFERRED	PREFERRED	PREFERRED	PREFERRED			ADDITIONAL		STOCKHOLDERS'
	SERIES A	SERIES A	SERIES B	SERIES B	COMMON	COMMON	PAID IN	ACCUMULATED	EQUITY/
DESCRIPTION	SHARES	STOCK	SHARES	STOCK	SHARES	STOCK	CAPITAL	DEFICIT	DEFICIENCY
Balance as of June 30, 2011	28.00	$-	18.75	$-	338,001,527	$338,002	$39,497,941	$(43,397,843)	$(3,561,901)

Issuance of stock in exchange for convertible debentures and accrued interest					52,630,132	52,630	74,265		126,896

Issuance of stock for fees/services					24,830,774	24,830	78,838		103,668

Net loss								$(4,589,036)	(4,589,036)

Balance as of June 30, 2012	28.00	$-	18.75	$-	415,462,433	$415,462	$39,651,044	(47,986,879)	(7,920,373)

Warrants - derivative liability							(8,228,882)		(8,228,882)

Issuance of stock in exchange for access to the HIITS Consulting - independent agents					6,000,000	6,000	53,400		59,400

Issuance of stock in exchange for acquisition of JTJ Capital LLC technology assets					34,834,156	34,834	1,025,182		1,060,016

Issuance of stock in exchange for acquisition for 100% of the stock of ClariDYS					10,526,316	10,526	410,526		421,053

Issuance of stock in exchange for accruedsalary					20,401,250	20,401	166,809		187,210

Issuance of stock in exchange for accountspayable					3,500,000	3,500	101,500		105,000

Issuance of stock in exchange for convertible debentures and accrued interest					64,778,710	64,779	89,435		154,214

Issuance of stock for fees/services					288,046,721	288,047	6,295,388		6,583,435

Financing costs capitalized					-	-	-		-

Issuance of preferred stock and common stock	7.75		7.38		153,750,000	153,750	1,880,625		2,034,375

Net loss								(7,245,421)	(7,245,421)
Balance as of June 30, 2013	35.75	$-	26.13	$-	997,299,586	$997,299	$41,445,027	$(55,232,300)	(12,789,974)

The accompanying notes are an integral part of these consolidated financial statements.

iMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2013 AND 2012

	For the Year Ended
	June 30, 2013	June 30, 2012

Cash flow from operating activities
Net loss	$(7,245,421)	$(4,589,036)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	14,179	1,168,034
Issuance of stock for services	6,205,995	103,668
Impairment of technology asset and goodwill	1,316,458	854,579
Change in Value of Derivatives	(3,157,821)	(155,368)
Income/(loss) recognized from debt redemption	49,672	42,180
Bad debt expense	94,832	477,000
Changes in operating assets and liabilities
Accounts Receivable	25,794	(39,200)
Prepaid expenses	-	16,108
Accounts payable - trade and accrued expenses	794,089	1,005,848
Deferred Revenue	-	(182,000)
Accrued Interest Payable	255,727	752,346
Cash flow from operating activities	(1,646,496)	(545,841)

Cash flow from financing activities
Repayment of notes payable	(150,000)	-
Proceeds short term loans	275,326	527,700
Proceeds from issuance of common stock, net of costs	2,034,375	-
Cash flow from financing activities	2,159,701	527,700

Net decrease in cash and cash equivalents	513,205	(18,141)
Cash and cash equivalents at beginning of period	67	18,208
Cash and cash equivalents at end of period	$513,272	$67

Noncash investing/financing activities:
Schedule of Noncash Investing and financing Transactions:
Derivative warrants	$8,228,882	$-
Exchanged stock for Technology Assets	$1,060,016	$-
Exchanged stock for Acquisition of stock	$421,053	$-
Exchanged stock for accounts payable and accrued expenses	$292,210	$-
Exchanged stock for note payable and accrued interest	$154,214	$126,896
Exchanged stock for access to independent agents	$59,400	$-
Stock issued for fees and services	$-	$103,668

Supplemental information:
Cash paid for interest	$20,604	$24,630

The accompanying notes are an integral part of these consolidated financial statements.

iMEDICOR, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013 AND 2012

1.             NATURE OF OPERATIONS

iMedicor, Inc., a Nevada Corporation, formerly doing business as Vemics, Inc. (the “Company”), is a portal-based, virtual network in the healthcare industry. Our focus is twofold: iMedicor, our web-based portal which allows physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, and consulting services that assist physicians obtain funds available through the federal government to convert paper records to digital records via the adoption of Electronic Heath Records management systems.   Our solutions allow physicians to use the internet, to securely, quickly and cost-effectively, exchange and share patient medical information between members of the healthcare community.  Our solutions

▪	Are cloud-based and require no capital investment for equipment or infrastructure
▪	Utilize available real-time communications technologies
▪	Include peripheral or adjunct productivity tools, services and support
▪	Are affordable for medical practices of any size
▪	Are convenient and extendable throughout healthcare organizations (EMRs, Hospitals, HMOs, etc.)
▪	Can be customized to interact within a large number of leading electronic health records systems (EHRs)

Through the iMedicor portal, physicians will be able to communicate securely with other doctors, sharing HIPAA compliant patient files, records and images, in a secure real-time environment.  The portal can also help doctors use corresponding services from other professionals in the medical industry.

2.             GOING CONCERN

The Company’s independent registered accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern as a result of its history of net loss. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully execute the plans described in this Form 10-K. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $55,232,300, $12,789,974 and $12,789,974 at June 30, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  As of June 2013, the Company had $125,457 cash amounts that were uninsured.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Concentrations of Credit Risk

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

Accounting for Derivative Instruments

The Company records all derivatives on the balance sheet at fair value. As at June 30, 2013, the derivative liability consisted of warrants issued by the Company which are deemed derivative instruments as the Company does not have sufficient authorized and unissued common stock to settle all common stock contracts outstanding during the periods to which the derivatives are outstanding. The derivative liability at June 30, 2013 was valued using the Black Scholes Merton valuation model with the following estimates used significant inputs:

Exercise Price	0.01	–	0.50
Term	0.07	–	3.25 years
Volatility	70.65%	–	299.63%
Risk Free Rate of Return	0.02%	–	0.66%

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

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at June 30, 2013 and 2012 based upon the short-term nature of the assets and liabilities.

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

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, valuation models such as the Black Scholes or lattice models or similar techniques and at least one significant model assumption or input is unobservable.

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

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurement Using
June 30, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion feature liability	$-	$-	$-	$-	$-
Derivative warrant liability	5,999,435			5,999,435	5,999,435

		Fair Value Measurement Using
June 30, 2012	Carrying Value	Level 1		Level 2		Level 3	Total
Derivative conversion feature liability	$920,427	$		$		$920,427	$920,427
Derivative warrant liability	7,947		-		-	7,947	7,947

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events
The Company has evaluated subsequent events through the date when the financial statements were available to be issued (See Note 15).

Revenue recognition

Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably over the contract period.  We have established guidelines on all undeliverable elements of the user license and software arrangements, which consist of maintenance, monitoring and, at times, training and consulting.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts from estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us.  Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability.  If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.  In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts.  Allowance for doubtful accounts for Accounts Receivables for the years ended June 30, 2013 and 2012 were $-0- and $47,000, respectively.  In addition, the allowance for doubtful accounts for Accounts Receivables in Litigation for the years ended June 30, 2013 and 2012 were $-0- and $558,000, respectively. Bad debt expense for the years ended June 30, 2013 and 2012 was $94,832 and $477,000, respectively.

Advertising costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged to expenses in the period or year in which incurred.  Advertising costs for the years ended June 30, 2013 and 2012 were $12,737 and $12,145, respectively.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2015.  We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012.  We do not believe the adoption of ASU 2013−02 in the first quarter of fiscal year 2014 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The corrections and improvements include technical corrections based on feedback on the Codification and conforming amendments primarily related to fair value in areas outside of ASC 820. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics and became effective for the Company on December 20, 2012.  The adoption of ASU 2012-04 did not have a material effect on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012−02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on our financial position or results of operations.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In December 2011, the FASB issued ASU 2011−12, Comprehensive Income. The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011−05, Presentation of Comprehensive Income to effectively defer only those changes in ASU 2011−05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements became effective in the first quarter of fiscal 2013.  The adoption of ASU 2011−12 did not impact the measurement of net earnings or other comprehensive income.

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

Net earnings (loss) per share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, shares issuable on exercise of warrants and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.  All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.  As of June 30, 2013, 35.75 Series A Preferred shares, 26.13 Series B Preferred shares potentially convertible into 961,611,570 common shares and 307,927,667 common stock warrants and 374,512,266 potential shares from convertible debt were excluded from the calculation of dilutive earnings per share.   As of June 30, 2012, 28 Series A Preferred shares, 18.75 Series B Preferred shares and 97,616,000 common stock warrants were excluded from the calculation of dilutive earnings per share.

Stock Based Compensation

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

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees are recorded at fair value on the date of the grant. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition is accrued if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments to employees that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options is expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital

Stock-based compensation expense recognized for the years ended June 30, 2013 and 2012 was $187,210 and $103,668, respectively. No share purchase options were granted during such years. All previously granted options had been exercisable at the date of grant. The Company’s employee option plan was discontinued on June 6, 2012; all outstanding options had expired.

4.             COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company as of June 30, 2013 and 2012 had a total of 997,299,586 and 415,462,433 shares outstanding, respectively.   On July 27, 2012, the Board of Directors amended the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of common shares in the Company to 2 billion shares from 600 million.

During the year ended June 30, 2013 the Company issued 7.5 of preferred series A shares, 7.375 of preferred series B shares, 153,750,000 shares of common stock with 71,500,000 attached warrants for $2,034,375.  The warrants were valued at $2,209,593 at a strike price of $.01 expiring in 2 to 5 years.

4.             COMMON STOCK AND PREFERRED STOCK – continued

The Company issued 6,000,000 shares of common stock valued at $59,400 to HITS consulting for services performed (See Note 7 – Consulting Agreement).

The Company issued 34,834,156 shares of common stock valued at $1,060,016 to JTJ Capital, LLC for the acquisition of the assets of NextEMR (See Note 8 – Acquisitions).

The Company issued 10,526,316 shares of common stock valued at $421,053 for all of the shares of ClariDIS (See Note 8 – Acquisitions).

The Company issued 20,401,250 valued at $187,210 as settlement of accrued compensation to the former CEO of the Company (See Note 14 – Commitments and Contingencies).

The Company issued 3,500,000 shares of common stock valued at $105,000 in payment of accounts payable to a third party.

The Company issued 64,778,710 shares of common stock and 2,500,000 warrants for conversion of debt and interest in the amount of $154,214.  The warrants were valued at $54,226 (See description of warrants below).

The Company also issued 100,000,000 shares of common stock valued at $213,944 and 100,000,000 warrants valued at $348,482 as a loan extension fee (See description of warrants below).

The Company issued 104,946,670 shares of common stock and 42,375,000 warrants as finder’s fees. The common stock was valued at $3,058,739 and the warrants were valued at $1,161,572.

The Company issued 83,100,057 shares of common stock for services, acquisition fees, accrued expenses and consulting valued at $3,310,752 (See description of warrants below).

All warrants outstanding as of June 30, 2013 were valued and recorded as a derivative liability as described below.

During the year ended June 30, 2012, the Company issued 52,630,132 common shares for the conversion of $126,896 in debt and interest. The Company issued 24,830,774 common shares for services valued at $103,668.  In addition the Company issued 1,766,667 warrants associated with capital raising activities. The warrants were valued at $52,380.  At June 30, 2013 these warrants were reclassified as a derivative liability.

Preferred Stock

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock.  There were authorized 37 and 63 shares of Series “A” and “B” preferred stock, respectively, of which 35.75 Series “A” and 26.13 Series “B” shares, respectively, were issued and outstanding as of June 30, 2013 and 28 Series “A” and 18.75 Series “B” shares as of June 30, 2012.  During the year ended June 30, 2013 there were 7.75 shares of Preferred Series A and 7.375 shares of Preferred Series B issued as part of the $2,034,375 raised in conjunction with 153,750,000 common shares issued.  Also as of June 30, 2012, an additional 23.33 Series “B” shares were issuable upon conversion of outstanding convertible debt (See Note 9 – Notes Payable in Default).

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

In the event of any voluntary or involuntary liquidation or winding-up of the Company, holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders on the basis as though the Series A Preferred Stock had been converted to common stock as described above, provided that no “out-of-the-money” options or warrants shall be deemed to have been exercised in determining the Common Stock equivalent for the Series A Preferred Stock.

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

4.             COMMON STOCK AND PREFERRED STOCK – continued

In the event of any voluntary or involuntary liquidation or winding-up of the Company, holders of Series B Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders on the basis as though the Series B Preferred Stock had been converted to common stock as described above, provided that no “out-of-the-money” options or warrants shall be deemed to have been exercised in determining the Common Stock equivalent for the Series B Preferred Stock.  Notwithstanding the foregoing, in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company no distribution shall be made to the holders of Series B Preferred Stock until the holders of Series A Preferred Stock shall be entitled to receive and no distribution shall be made to the holders of Common Stock or any other series of Preferred Stock (other than the Series A Preferred Stock) until the holders of Series B Preferred Stock shall have received the maximum distribution to which the holders of Series B Preferred Stock shall be entitled to receive.

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

Warrants:

During the years ended June 30, 2013 and 2012, no warrants were exercised.  During the years ended June 30, 2013 and 2012, 6,063,333 and 2,458,334 warrants expired, respectively.

During the years ended June 30, 2013 and 2012, the Company issued 216,375,000 and 1,766,667 warrants, respectively.  The warrants were valued using the Black Scholes Morton Model.

The Company issued warrants as follows for year ended June 30, 2013:
1)	100,000,000 warrants issued due to lender extending loan maturity date. The warrants were valued at $348,482.
2)	71,500,000 warrants issued in addition to issuance of common stock or preferred stock resulting from raising funds from investors. The warrants were valued at $2,209,593.
3)	42,375,000 warrants issued as a fee for assisting in fund raising. The warrants were valued at $1,161,572
4)	2,500,000 warrants issued as a result of note holder converting to common stock. The warrants were valued at $54,226.

4.             COMMON STOCK AND PREFERRED STOCK – continued

The warrants issued during the year ended June 30, 2013, have a weighted average remaining life of between 0.07 years and 3.25 years and have a weighted average exercise price of between $.01 and $0.40.

The Company issued 1,766,667 warrants for the year ended June 30, 2012 in addition to the issuance of common shares.  The warrants were valued at $52,380.  The 1,766,667 warrants were issued as fees for services and had a weighted average exercise price of $0.237. The warrants issued during the year ended June 30, 2012 are exercisable in a range beginning at $.01 through $0.24 and expire from 0.07 years to 3.25 years.

Summary of the warrants is as follows:

	June 30, 2013		June 30, 2012
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at beginning of the period	97,616,000	$0.237	98,307,667	$0.237
Issued	216,375,000	0.01	1,766,667	0.04
Exercised	-		-
Forfeited	-		-
Expired	(6,063,333)	(0.06)	(2,458,334)	(0.37)
Outstanding at end of period	307,927,667	0.18	97,616,000	0.24
Exercisable at end of period	307,927,667	$0.184	97,616,000	0.237

5.            PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

Equipment and fixed-asset depreciation and amortization expense for the years ended June 30, 2013 and 2012 was $-0- and $-0-, respectively.  The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal. Property, equipment and purchased software are stated at cost and consist of the following:

	June 30,
	2013	2012
Furniture and fixtures	$2,600	$2,600
Software	72,430	72,430
Equipment	252,883	252,883
	327,913	327,913
Less Accumulated Depreciation & Amortization	327,913	327,913
	$-0-	$0-

6.             TECHNOLOGY AND MEDICAL SOFTWARE

The Company had capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with the completion of the iMedicor portal, which was included in the asset purchase of Nuscribe.  The iMedicor ™ portal was launched in late October 2007 and we are amortizing its cost on a straight line basis over 60 months.  Total amortization expenses (exclusive of impairment losses discussed below) were $14,179 and $1,168,034 for the years ended June 30, 2013 and 2012, respectively.  The Company accounts for impairment of technology assets in accordance with accounting pronouncements, which require that technology with finite useful lives should be amortized, but also be tested for impairment.  If impairment exists, a write-down to fair value measured by discounting estimated future cash flows is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment. The Company has evaluated the technology and medical software for impairment as of both fiscal year ends and has determined that the asset was impaired by $854,579 at June 30, 2012 and an additional $1,084,057 at June 30, 2013. The technology related to the portal to which these assets relate has changed considerably since their acquisition and development, resulting in a change in the estimate of remaining cash flows.

7.            CONSULTING AGREEMENT

In November 2012, the Company arranged with HITS Consulting and its owner Henry Denis to acquire access to Mr. Denis’ independent agents to increase our ability to execute on the Careington Meaningful Use contract. Mr. Denis is the CEO of that company and agreed to serve as a special consultant to the CEO of iMedicor. The value of the access to the independent agents was recorded as goodwill in the amount of $59,400 based upon the value of the common stock and warrants issued. At June 30, 2013, the goodwill was determined to be fully impaired.

The consideration for the transaction was six million shares of common stock and six million warrants to purchase common stock, exercisable at $0.02 per share for a three-year period. A 90 day contract was signed after which both parties could re-engage to negotiate, in good faith, an extension with terms to be determined by and agreed upon by both parties. The Company agreed to pay $10,000 in monthly salary for Henry Denis.  On or about June 30, 2013, Henry Denis and his entity HITS Consulting were terminated and not required to provide any further services to the Company.

8.           ACQUISITIONS

NextEMR/iPenMD – Software:
On January 22, 2013, the Company purchased NextEMR (Electronic Medical Record) software with iPenMD software imbedded.  The purpose of the software purchase is its unique electronic Pen features allowing physicians to regain lost productivity during the transition from paper to electronic health records.

In accordance with the January 22, 2013 asset purchase agreement the Company was required to issue a total of 34,834,156 shares of common stock. The technology asset was valued at $660,000 based upon the fair market value of the stock issued and $400,016 was expensed to acquisition costs.

As of June 30, 2013, the Technology asset was deemed fully impaired.

ClariDIS Corporation
On March 18, 2013, the Company acquired all of the 275,000 outstanding shares of ClariDIS Corporation (a data mining and data aggregation business) in exchange for 10,526,316 common shares of iMedicor Inc. The transaction was valued at $421,053 based upon 10,526,316 of shares exchanged at the stock price of $0.04 on March 18, 2013 the date of closing. The acquisition value in shares was applied entirely to the Technology software asset acquired.  The purpose of the ClariDIS acquisition was intended to strengthen the IT and security encryption capabilities of iMedicor's Social Health Information Exchange (HIE) Version 3.0, the most recent release iMedicor’s information technology exchange.

As of June 30, 2013, the Technology asset was deemed fully impaired.

The results of operations of the acquired company ClariDIS Corporation are included in the statement of operations of the combined entity.  Note that the Revenues were $-0- and Expenses totaled $960.

9.             NOTES PAYABLE IN DEFAULT

Notes payable and accrued interest at June 30, 2013 and 2012 consisted of the following:

	June 30, 2013	June 30, 2012
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008, in default, convertible at $1.00 per share or 150,000 common shares at June 30, 2013.	$150,000	$150,000
(2) Convertible note bearing interest at 8% per annum, increased to 22% when defaulted. (See below for variable terms of conversion). These notes were originally $180,000 borrowed and were past due, originally due on varying dates ranging from December 29, 2010 through March 8, 2011. They have been completely converted to equity as of September 2012.	-	62,450
(3) Convertible notes bearing interest at 20% per annum with a conversion price of $0.05 per share at June 30, 2013 - past due, originally due on December 30, 2009	306,858	268,066
(4) Convertible note bearing interest at 10% per annum with a conversion price of $0.05 per share – 1,327,680 shares at June 30, 2013 - past due, originally due on July 26, 2010	66,384	61,342
(5) Secured convertible note bearing interest at 18%-24% per annum with a conversion into Preferred B series shares at a price of $125,000 per share, amended on July 1, 2012 and now due on June 30, 2013	1,513,964	1,220,395
(6) Secured convertible note bearing interest at 8%-18% per annum with a conversion into Preferred B series shares at a price of $125,000 per share. amended on July 1, 2012 and now due on June 30, 2013	1,836,473	1,695,914
(7) Note executed in May 2002 bearing interest at 8% per annum, originally due in November 2008	370,200	329,086
(8) Note executed in May 2002 bearing interest at 8% per annum, no maturity date	371,387	365,463
(9) Three notes executed from September 22, 2009 through January 11, 2011	35,000	75,000
(10) Note executed in July 2011 bearing interest at 18%, maturity extended to August 23, 2013	170,095	161,920
Total notes payable, all deemed current, due to various defaults as discussed below	$4,820,361	$4,389,636

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

(2) Asher convertible notes payable, with interest at 8%, which increased to 22% upon default of payment, were converted to equity by September 6, 2012.  These notes, consisting of principal and accrued interest of $45,000 and $17,450, respectively, at June 30, 2012 were converted into 60,778,706 of common shares in September 2012.  The shares issued for the year ended June 30, 2012 for the conversions from debt to equity was 52,630,130.  The conversion price was variable and equal to 58% multiplied by the market price, representing a 42% discount).  The market price was defined as the average of the lowest three trading prices for the common stock during the 10 trading days prior to the conversion date. Interest expense was $20,549 in 2013 was and $8,843 in 2012.

(3) Schneller convertible notes payable originated on December 23, 2008 with a loan of $100,000 with a maturity date of December 31, 2009. If the loan was not repaid by the designated date there was a loan redemption fee of $50,000.  The $100,000 bears interest at 20%. The accrued interest payable was $156,858 and $118,066 for June 30, 2013 and 2012, respectively.  Interest expense was $38,792 and $38,792 for the years ended June 30, 2013 and 2012.  The Company is in default on this note as of December 31, 2009 and thereafter.  This note is unsecured.  Mr. Schneller has been appointed to the Board of Directors post June 30, 2013 and the audit committee.  Since this note has been in default the Company has been accruing financing costs that reflect the value of common shares and warrants every 90 days that this note remains in default.  The note holder earns every 90 days of default 2,672,000 of common shares and 2,672,000 warrants that are being recorded based on the stock value.  As of June 30, 2013, there were 36,072,000 of common shares and 36,072,000 of warrants to purchase common stock (warrants have a 5 year term and a $.01 exercise price). The value of the accrued financing costs for the of 36,072,000 common shares and 36,072,000 warrants as of June 30, 2013 was $638,786.

(4) Koeting convertible note payable, with interest at 10%, originated on March 26, 2010 with a loan to the Company of $50,000 payable on July 26, 2010. There was accrued interest payable at June 30, 2013 and 2012 of $16,383 and $11,342, respectively.  The Company is in default on this note as of July 26, 2010 and thereafter.  The Company has sought an extension and has not received a response. This note is unsecured.  Interest expense for the years ended June 30, 2013 and 2012 was $5,041 and $5,041, respectively.

9.             NOTES PAYABLE IN DEFAULT – continued

(5) The note amount of $1,074,450 was lent by Sonoran Pacific Resources (a related party to a shareholder who has significant ownership in the Company and an interest in this entity) over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $439,514 at June 30, 2013 for a total note balance at such date of $1,513,964.  There was accrued interest payable of $286,196 at June 30, 2012 for a total note balance at such date of $1,220,395. As of July 1, 2012, an amended and restated loan agreement was signed which stated that the note was deemed not in default.  Interest rates have been 18% from September 15, 2010 to May 31, 2011, 20% from June 1, 2011 to June 30, 2011 and 24% from July 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013 will be at 10% and will increase to 12% if the note is extended, at the Company’s option, beyond June 30, 2013.  If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. As part of the amended loan agreement the note was extended to June 30, 2014 Also, the Company issued 50 million common shares as part of a prior commitment dated June 2, 2011and agreed to issue an additional 50,000,000 shares relating to the July 1, amended and restated loan agreement.  In addition, the agreement includes an issue of 100,000,000 warrants at an exercise price of $.01, expiring in four years.  This note and the one described below in (6) are convertible into Preferred B stock at $125,000 per share based on the total outstanding note balances at the dates of conversion.  This note is secured by all assets of the Company.

(6) The note amount of $1,190,457 was also lent by Sonoran Pacific Resources over the past several years at varying amounts to assist the Company for cash flow purposes. There is accrued interest payable of $646,016 at June 30, 2013 for a total note balance at such date of $1,836,473.  There was accrued interest payable of $505,457 at June 30, 2012 for a total note balance at such date of $1,695,914. There was a Replacement Secured Convertible Promissory Note in the original amount of $1,395,452 having an original date of April 17, 2010 and a Replacement Date of January 1, 2011.  As of July 1, 2012, an amended loan agreement was signed that the note was deemed not in default. Interest rates were 8% from 1/1/11 to 9/30/11 and 18% from October 1, 2011 to June 30, 2012.  The interest rate from July 1, 2012 to June 30, 2013is10% and will increase to 12% if the note is extended as set forth for the note detailed above.   Similarly, if the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. The interest expense was $140,559 and $306,426 for the years ended June 30, 2013 and 2012, respectively.  This note is secured by all assets of the Company.

The above convertible notes are convertible into an aggregate of 23.33 shares of Series “B” preferred stock. (See Note 4).

(7) On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group; the shares were exchanged for a $300,000 three-year note to be amortized over ten years at 8%.  The shares of stock are held in escrow until the notes are completely paid.  If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders.  As of September 30, 2007 and June 30, 2007 the amounts owed were $293,199 and $298,188, respectively. The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640.  The balloon payment of $272,076 was due on November 1, 2008.  The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note.  The Company has sought an extension/modification and has not received a response.  The Company continues to accrue interest at 8%.  The accrued interest payable was $106,708 and $65,595 at June 30, 2013 and 2012, respectively.  The total note balances at such dates were $370,200 and $329,086, respectively. Interest expense for the years then ended was $41,114 in 2013 and $21,254 in 2012.

(8) One of the Company’s former directors has lent funds in varying amounts beginning November 5, 2010.  Outstanding principal totals were $271,693 and $344,576 at June 30, 2013 and 2012, respectively. Interest payable accrued at 8% totaled of $299,694 and $20,887 at such dates for total balances outstanding of $371,387 and $365,463, respectively. There is no maturity. Interest expense was $78,807 and $34,994, respectively for the years ending June 30, 2013 and 2012.

(9) There were three and four notes payable totaling $35,000 and $75,000 and were unsecured as of June 30, 2013 and 2012, respectively. In November 2012, $40,000 of debt plus accrued interest of $31,250 was converted into 4 million shares of common stock. The amounts were lent on various dates and are all non-interest bearing. The Company is in default on these notes and has sought an extension, but has not received a response these lenders.

(10) Genesis Finance Corporation loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%.  The note was being paid in installments of $2,325 on the 25th of each month.  On August 26, 2012 an amended promissory note extended the maturity date to February 27, 2013. On January 30, 2013 there was an additional extension of six months to August 23, 2013.  The Company agreed to pay a 2% extension fee in the amount of $3,100 upon signing and to deposit $6,975 to be used to make monthly payments for March, April and May 2013. In connection with the debt extensions, the Company agreed to issue an aggregate of 1,000,000 shares to Genesis, which shares were issued subsequently.  ).  This note is guaranteed by Sonoran Pacific Resources.  Accrued interest expense was $20,150 and $6,920 at June 30, 2013 and June 30, 2012, respectively.

10.             DERIVATIVE LIABILITIES

The Company’s Asher Notes issued in 2010 had variable conversion rates and reset provisions to the conversion price if the Company issued equity or other derivatives at a price less than the conversion price as set forth in such notes. These features resulted in a derivative liability in our financial statements.  In addition, due to the indeterminate number of shares to be issued upon conversion of the Asher Notes, the outstanding warrants and preferred shares became tainted derivatives since they may not be equity settled.  The Asher Notes were converted to equity during the year ending June 30, 2013.

The Company has equity equivalents outstanding that exceed its authorized shares. The Company’s outstanding warrants have been reclassified to a liability as of March 31, 2013 in the amount of $8,228,882, the date the equity equivalents exceeded authorized shares.

Our derivative liabilities increased to $5,999,435 at June 30, 2013 from $928,374 at June 30, 2012.

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2013 and 2012 and provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended June 30, 2013:

	JUNE 30,
	2013	2012
Tainted warrants and Preferred shares	$-0-	$755,085
Warrants in excess of authorized shares	5,999,435	-0-
Embedded conversion features – Asher Notes	-0-	173,289
Total	$5,999,435	$928,374
Reconciliation in Change of Level 3 Values
Beginning Balance	$928,374	$980,568

Gain/(loss) on change in value-Derivative Warrants	5,999,435	-0-

Income (loss) recognized from debt redemption	(49,672)	(42,180)
Change in Derivative Liability – Conversion	(878,702)	(10,014)
Ending Balance	$5,999,435	$928,374

11.             INCOME TAXES

The Company sustained taxable losses of approximately $10,600,000 and $4,600,000 for the fiscal years ended June 30, 2013 and 2012, respectively. At such dates it had federal net operating loss carry-forwards of approximately $47,000,000 and $36,100,000, respectively, which at the latter date may be carried forward for tax years ending through June 30, 2033. Utilization of NOL carry-forwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns for tax years subsequent to 2008 are subject to examination by the Internal Revenue Service and applicable state taxing authorities.

Deferred tax assets comprise the following at June 30, 2013 and June 30, 2012, respectively.

	June 30,
	2013	2012
Deferred Income Tax Assets	$15,879,453	$12,270,894
Valuation Allowance	(15,879,453)	(12,270,894)
Net Deferred Tax Asset	$-0-	$-0-

11.             INCOME TAXES – continued

Reconciliation of the effective income tax rate to the federal statutory rate:
Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

12.           CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Revenue concentrations for the year ended June 30, 2013 and 2012 and the accounts receivables concentrations at June 30, 2013 and 2012 are as follows:

	Net Sales for the Year Ended		Accounts receivable At
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Customer A	52.5%	43.3%	0.0%	0.0%
Customer B	18.1%	20.1	0.0%	0.0%
				%
	70.6%	63.4%	0.0%	0.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

13.           INCOME AND BAD DEBTS

The Company had recorded income in the year ended June 30, 2012for a settlement  from Mass Mutual Insurance in the amount of $260,000 and a receivable balance carried into the year ended June 30, 2013 of $62,000 that was written off to bad debt.  The Company recorded revenue and related account receivable of $26,280 for Access Health., The Company wrote off $26,280 in the year ended June 30, 2013.  The Company lost in legal cases against the two aforementioned companies.  Thus, the Company has written off all related receivables associated with these entities.

14.           COMMITMENTS AND CONTINGENCIES

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

14.           COMMITMENTS AND CONTINGENCIES– continued

In a lawsuit filed in April of 2013, Carpathia Holdings claims that iMedicor is liable for service fees associated with hosting services provided by the plaintiff between April 2011 and July 2011.  The plaintiff is a hosting company.  Present management believes that the amount of the lawsuit far exceeds any comparable reasonable market prices for such services if, in fact such services were used by iMedicor.  iMedicor denies that it definitively owes any amount and will vigorously defend itself in court.  iMedicor has thus not accrued a reserve associated with this legal action.

In 2007 iMedicor acquired the assets of NuScribe which had leased a piece of mailing equipment but had failed to pay all amounts due under the lease.  Neoposte, now doing business as Mail Finance, Inc., is the company that leased the equipment to NuScribe. Mail Finance filed suit in March 2013 to recoup the unpaid amounts under the lease.  Because iMedicor acquired the assets of NuScribe in 2007 but did not acquire any liabilities of NuScribe, management believes that iMedicor has no liability for the unpaid amounts under the lease.  iMedicor intends to vigorously contest the lawsuit on the grounds that it has no liability for the amounts claimed.

A lawsuit was filed in December 2011 in New York by Mainstreet Commercial Group, LLC. (“Mainstreet”)  Mainstreet purports to have provided merger and acquisition services for iMedicor in 2006.  The company claims that it was not compensated for work it claims to have done associated with an acquisition.  Subsequent to the close of the quarter an attorney for the Plaintiff has suggest a settlement for substantially less than the initial action.  Present management is considering the offer of settlement in advance of a prospective arbitration hearing although has not concluded that any compensation was withheld.  Management does not consider the likelihood of any settlement, if that is what management decides is in the best interest of the company, to be material and has thus not recorded a reserve relating to this issue.

(B) LACK OF INSURANCE

As of June 30, 2012 the Company has no insurance policies in place.  Through the date the consolidated financial statements were available to be issued, the Company has not been advised of liability or other claims made against it.

The Company secured Workers Compensation policies as of February 2, 2013, commercial insurances as of February 2, 2013 and Director’s and Officers’ insurance as of April 23, 2013

(C) LEASE COMMITMENTS

The Company does not have a formal business address; as a result there are no rent commitments.  The Company signed a lease commencing November 15, 2013 for its new location in Windermere, FL.

(D) LIABILITIES TO CONSULTANTS

The Company has significant liabilities owed to various outside consultants who nevertheless continue to provide services to the Company.  Company owes approximately $703,531 of accrued payroll and 1099 contractor fees as of June 30, 2013.

(E) RECLASSIFICATION OF EMPLOYEE/CONSULTANT STATUS OF CHIEF EXECUTIVE OFFICER

The Company has recently received approval from the Internal Revenue Service as a Voluntary Classification Settlement Program which absolves the Company from having to report the CEO Fred Zolla as an employee for the past 3 years, 2010 – 2012.  Fred Zolla began being reported as an employee commencing January 1, 2013.

(G) EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

The Company and Mr. Fred Zolla, its Chief Executive Officer and Chairman of the Board, entered into a three-year employment agreement effective as of October 1, 2004, pursuant to which Mr. Zolla was paid an annual salary (based on a calendar year) of $70,000 in 2005, $130,000 in 2006 and $168,000 for 2007.  The Agreement provided for 18 months of severance in the event of termination without cause.  Mr. Zolla's initial agreement expired on December 31, 2007 and was renewed for a period of two years, expiring December 31, 2009, with annual renewal thereafter unless terminated. The Company has recorded base annual compensation for Mr. Zolla of $144,000.  Mr. Zolla has not received full compensation under the contract expired and is owed $157,210 at June 30, 2012, which amount is reflected in the accompanying financial statements. At June 30, 2013 the Company issued Mr. Zolla 20,401,250 common shares valued at $187,210 as compensation.

15.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements were available to be issued and has found the following material events to report.

The Company has raised $656,250 subsequent to June 30, 2013 and issued 36 million common shares, 4.75 Preferred Series B shares and 12.5 million warrants to purchase common shares for these funds.  The warrants have an exercise price of $.01 with expiration dates ranging between 18 to 24 months from date of issue.

In addition, the Company has issued another 19,312,500 of common shares as fees for services during that period, which were valued at $634,250.

The Company and Mr. Fred H. Zolla mutually agreed to terminate Mr. Zolla’s employment by the Company as Executive Chairman of the Board of the Company, effective as of the close of business on November 18, 2013.  Mr. Zolla also resigned as a Director of the Company, effective as of the close of business on November 18, 2013.  In conjunction with Mr. Zolla’s departure from the Company, the Company will retain Mr. Zolla as a consultant to the Company upon terms and conditions being negotiated between Mr. Zolla and the Company.

On December 3, 2013, iMedicor, Inc., dismissed Demetrius Berkower, LLC ("Demetrius") as the independent accountant to audit the financial statements of the Company, effective as of that date.  Previously, the Audit Committee of the Board of Directors of the Company had authorized and approved the dismissal of Demetrius.

On December 3, 2013, the Company engaged PMB Helin Donovan ("PMB") as the independent accountant to audit the financial statements of the Company and its subsidiaries effective as of that date.  Previously, the Audit Committee of the Board of Directors of the Company authorized and approved the engagement of PMB.

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

In connection with the preparation of our annual report as of June 30, 2013, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, as a result of the existence of material weaknesses in our internal control over financial reporting as discussed below.

Evaluation of Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2013, as a result of the existence of material weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following five material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures and internal control over financial reporting were not effective at the reasonable assurance level:

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Further, we were unable to complete regulatory filings as required by the rules of the SEC.

For the year ended June 30, 2013, we did not recognize that our warrants also required derivative liability treatment due to the common share authorization shortage arising from the terms of those instruments.  We discovered this matter subsequent to March 31, 20133 and have restated our unaudited March 31, 2013 Form 10-Q to correct the related accounting.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended June 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

As of June 30, 2013, the Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.

Subsequent to the close of the June 30, 2013 financial reporting period, the company, on November 5, 2013, by unanimous written consent of the Board of Directors, adopted standing committee charters including a standing Audit Committee a permanent committee of the Board of Directors. The Board expects in the near future to identify an “audit committee financial expert” to serve on the Audit Committee of the Board of Directors under, “Audit Committee Financial Experts” guidelines as set forth in Section 407 of the Sarbanes Oxley Act of 2002 and has been named Chairman of the Audit Committee.

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

Changes in Internal Control over Financial Reporting

Management has assessed whether any changes in our internal controls over financial reporting that occurred during the year ended June 30, 2013, have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management believes that such measures to remediate material weaknesses in internal controls over financial reporting have had  limited positive impact on our financial reporting and will have to be improved in subsequent periods to have a meaningful positive affect on the quality of our financial reporting.

Remediation Actions Relating to Material Weaknesses

The discussion below describes the actions that management took during fiscal 2013 and is currently in the process of taking in fiscal 2014 to remediate our material weaknesses in disclosure controls and procedures and internal control over financial reporting.

We intend to remediate the material weaknesses in our disclosure controls and procedures and internal controls over financial reporting identified above by adding an independent director or member with financial expertise or hiring a full-time CFO, with SEC reporting experience, in the future when our resources permit. We have added consultants with SEC Reporting and Accounting experience. To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts to do in fiscal 2014.

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

Set forth below are the names, ages, titles, principal occupations and certain biographical information, as of January 21, 2014, concerning the Company’s directors and executive officers.  All of the Company’s officers have been appointed by and serve at the discretion of the Board.

NAME	AGE	POSITION
Robert McDermott	46	Chief Executive Officer and Chairman
Thomas J. Owens, CPA	57	Chief Financial Officer, Interim
J. D. Smith	44	Director
Donald Douglas	44	Chief Operating Officer
Srini Vasan	52	Chief Technology Officer
John Schneller	48	Director
Joey Guerra	57	Director

Robert McDermott, Chief Executive Officer and Chairman.  Mr. McDermott is a 25-year veteran in Sales, Operations and Finance. Mr. McDermott has had a successful career as an entrepreneur while demonstrating strong leadership skills running multiple organizations. Mr. McDermott started, managed and operated 6 companies over the last 20 years and sold 3 to major corporations. Mr. McDermott’s company under his guidance made the prestigious INC 500 list and was listed as the 173rd fastest growing company in America while he was CEO.

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

Srini Vasan, Chief Technology Officer. Mr. Vasan is a seasoned technologist with over 20 years of broad experience in the design, development and management of software products, including healthcare IT services that enable fast, secure and efficient clinical access, communication and collaboration. Mr. Vasan is responsible for all technology development and systems architecture efforts at iMedicor.

Donald Douglas, Chief Operating Officer. Mr. Douglas is an established 20-year professional with a focus in Operations and Administration. After serving in the United States Navy, Mr. Douglas began his career with Pitney Bowes. In 1996, he joined Axsa Document Solutions, an Inc. 500 company. During his 15-year tenure, Mr. Douglas was promoted to various positions and managed many departments including Customer Service, Training, Operations and Administration. Mr. Douglas last position held at Axsa was Vice President of Operations.

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

Joey Guerra, Director. On May 24, 2013 the Board of Directors (the "Board") of iMedicor, Inc. (the "Company") appointed Jose Luis Guerra Jr. to serve as a director of the Company until the next Annual Meeting of Shareholders or until his successor is elected and qualified. Mr. Guerra, Jr., age 57 formed Integrated Realty Group (IRG) in 1984 as a diversified real estate brokerage, development, and consulting firm.  Immediately following formation, IRG began assisting the Resolution Trust Corporation with disposition of trust assets.  Assistance included direct brokerage, consulting, and acquisition of assets for IRG's portfolio, as well as the portfolios of several IRG partnerships and 3rd-party partnerships. Over the past 30 years, IRG has developed several raw-land assets into Master Planned Communities, Residential Subdivisions for national, regional and local builders, and high-end commercial projects.  Mr. Guerra represented investors and investment entities in acquiring and selling office buildings, warehouses, industrial buildings, and raw land.  Main areas of responsibility include acquisitions, completion of market assessment and financial feasibility models, master planning, and entitlements.  Mr. Guerra is a licensed Real Estate Broker in the State of Texas and also serves on two public company boards as well as other public service boards in the San Antonio, Texas area.

John Schneller, Director. On July 3, 2013, the Board appointed John Schneller to serve as directors of the Company until the next Annual Meeting of Shareholders or until their successors are elected and qualified. Mr. Schneller age 48 is a Partner and senior investment banker at Scura Paley and Company in New York. Prior to joining Scura Paley, Mr. Schneller was an investment analyst and money manager at Knott Partners, a multi-billion dollar, value-based, New York hedge fund from 2002 to 2007. Mr. Schneller’s area of expertise includes analysis and investing in long-short debt and equity securities. His expertise includes analysis in the fields of intellectual property, technology and telecommunications, consumer, media, electronic content distribution, nanotechnology, healthcare and business services. Prior to Knott Partners, Mr. Schneller was an Executive Director and Senior Research Analyst at CIBC World Markets, from 2000 – 2001. Prior to CIBC, from 1997 – 2000, Mr. Schneller was a Vice President and Senior Research Analyst at Stephens Inc., a multi-billion dollar merchant bank, where he focused on Business Services, IT Services, Marketing and Media Services and various software applications. Mr. Schneller was an Associate Analyst at Donaldson, Lufkin and Jenrette, from 1996 – 1997, where he focused on Business Services and Photography and Electronic Imaging.

As of March 15, 2012 Craig Stout voluntarily resigned his position as Chief Operating Officer and Interim Chief Financial Officer of the Company. The Company hired Mr. Lawrence Dobroff to take his place. Mr. Dobroff resigned in May, 2012. The position of Acting CFO was given to Mr. Tom Owens, CPA.

Item  11.  Executive Compensation

The following table sets forth annual compensation paid to our named executive officers for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Basic Compensation ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total($)
Fred Zolla,	2013	$114,450	-	-	-	-	$39,799	$141,405
Chief Executive Officer	2012	144,000	-	-	-	-	39,799	183,799

Craig Stout,	2013	-	-	-	-	-	-	-
Chief Operating and Chief Financial Officer	2012	85,000	-	-	-	-	25,176	105,176

Thomas Owens, Interim Chief Financial Officer	2013 5/1 – 6/30/12	70,250 16,000	-	-	-	-	29,828 5,044	100,772 21,044

Larry Dobroff, CFO, Interim Chief Financial Officer	2013 3/15-4/30/12	- 7,550	-	-	-	-	-	- 7,550

Notes:

1.   The Company has accrued the unpaid compensation that had been agreed to for each listed person in the aggregate:

a.   Fred Zolla had accrued compensation payable of $187,210 that was converted to 20,401,250 common shares.

b.  Craig Stout has accrued compensation payable of $141,500.

c.   Thomas Owens has accrued compensation payable of $35,750.

2.   Other compensation includes health insurance for all listed and for the CEO includes items such as auto allowance and reimbursement for some home office expenses.

Employment Agreements with Executive Officers

The Company and Mr. Fred Zolla, its Chief Executive Officer and Chairman of the Board, entered into a three-year employment agreement effective as of October 1, 2004, pursuant to which Mr. Zolla was paid an annual salary (based on a calendar year) of $70,000 in 2005, $130,000 in 2006 and $168,000 for 2007.  The Agreement provided for 18 months of severance in the event of termination without cause.  Mr. Zolla's initial agreement expired on December 31, 2007 and was renewed for a period of two years, expiring December 31, 2009, with annual renewal thereafter unless terminated. The Company has recorded base annual compensation for Mr. Zolla of $144,000 for year ended June 30, 2012 and as of January 1, 2013 annual compensation was updated to $193,200.

Equity Incentive Plan

The Company adopted the Vemics, Inc. (now iMedicor, Inc.) 2007 Equity Compensation Plan, which was approved by our stockholders on June 6, 2007 (the “Equity Plan”), to provide employees, non-employee directors, consultants and advisors with the opportunity to receive grants of stock options and stock awards.   The plan had a term of five years; all outstanding options had expired as of June 6, 2012 and the plan was terminated.  No awards have been granted subsequent to June 30, 2012 as no new plan was adopted in 2013.  All previously granted awards vested upon the date of grant.

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

At January 21, 2014, there were 35.75 Series A shares; 34.25 Series B shares; and approximately 1,121,762,153 Common Stock Equivalents.  At such date there were 1,032,849,856 Common Shares issued and outstanding.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities by:

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

Series B Preferred Subordinated Convertible Voting Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Sonoran Pacific Resources, LLP (1)	26.8	47.6
Chan Coddington (2)	11.0	37.3
Jerry Smith (3)	3.5	11.9

(1)
Sonoran Pacific Resources has secured convertible debentures convertible into Preferred B Series shares at $125,000 per share or 26.8 shares. At January 24, 2014 the total underlying note and accrued interest balances were approximately $3,826,000.

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

Common Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Sonoran Pacific Resources, LLP (1)	525,136,554	17.6%
Jerry Smith (2)	207,168,630	7.0
Chan Coddington (3)	258,053,854	8.7
WESCO Energy Corp. (4)	161,027,367	5.4
Sonoran Pacific Foundation, Inc. (5)	161,027,367	3.9
SH 114, LLP (6)	75,642,105	2.5
SWC Equities (7)	40,000,000	1.3
Fred Zolla (8)	24,081,033	0.8
Thomas J. Owens (9)	405,483	0.0
JD Smith (10)	250,000	0.0

All executive officers and directors as a group (three persons)	24,736,516	0.8

(1)
Consists of: (a): 24,000,000 shares of Common Stock owned by Sonoran; (b): 75,642,105 shares of Common Stock issuable upon conversion of 5 shares of Series A Preferred Stock; (c): 405,494,449 shares of Common Stock issuable upon conversion of 26.8 shares of Series B Preferred Stock underlying convertible debentures. (See footnote 3 to the Series B Table above and Note 7 to the financial statements; and (d): 20,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants.

(2)
Consists of: (a) 6,325,000 shares of our Common Stock owned by Mr. Smith, (b) 23,175,000 shares of our Common Stock owned by JDS Trust; (c) 40,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants issued to JDS Trust, exercisable at $.01 per share; (d) 52,949,473 shares of our Common Stock issuable upon conversion of 3.5 shares of our Series B Preferred Stock owned by JDS Trust; and (d) 84,719,157 shares of our Common Stock issuable upon conversion of the 5.6 shares of Series B Preferred Stock owned indirectly by Mr. Smith through Sonoran’s convertible debentures. (See footnote 3 to the Series B Table above).

(3)
Consists of: 91,641,224 shares of Common Stock owned by Mr. Coddington, a former member of our board of directors; and (b) 166,412,630 shares of Common Stock issuable upon conversion of 11 shares of Series B Preferred Stock.

(4)
Consists of: (a) 20,000,000 shares of our Common Stock, (b) 20,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants, exercisable at $.01 per share; and (c) 121,027,367 shares of our Common Stock issuable upon conversion of 8.0 shares of our Series A Preferred Stock.

(5)
Consists of: (a) 20,000,000 shares of our Common Stock owned, (b) 20,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants, exercisable at $.01 per share; and (c) 75,642,105 shares of our Common Stock issuable upon conversion of 5.0 shares of our Series A Preferred Stock.

(6)	Consists of: (a) 75,642,105 shares of our Common Stock issuable upon conversion of 5.0 shares of our Series A Preferred Stock.
(7)	Consists of (a) 20,000,000 shares of our Common Stock owned, and (b) 20,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants, exercisable at $.01 per share.
(8)	Consists of shares of Common Stock. Mr. Zolla is our Ex-Chairman of the Board and Ex-Chief Executive Officer.
(9)	Consists of shares of Common Stock owned outright. Mr. Owens is our Interim Chief Financial Officer.
(10)	Consists of shares of Common Stock. Mr. J. D. Smith is a member of our Board of Directors. J. D. Smith is the son of Jerry Smith. Jerry Smith disclaims beneficial ownership of his son’s shares.

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

Item 14.  Principal Accountant Fees and Services

Dismissal of Demetrius Berkower LLC

On December 3, 2013, the Company dismissed Demetrius Berkower LLC as our independent registered public accounting firm. The decision to change accountants was approved by our Audit Committee.

The Demetrius Berkower LLC reports on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Demetrius Berkower LLC on our financial statements for fiscal years 2011 and 2012 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern.

During our fiscal years ended June 30, 2011 and 2012 and through December 3, 2013, (i) there were no disagreements with Demetrius Berkower LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Demetrius Berkower LLC’s satisfaction, would have caused Demetrius Berkower LLC to make reference to the subject matter of such disagreements in its reports on our consolidated financial statements for such years, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K other than: At June 30, 2011 and during the interim periods through June 30, 2012, we reported a material weakness in internal control.

Engagement of PMB Helin Donovan LLP

On December 3, 2013 the Company, upon the Audit Committee’s approval, engaged the services of PMB Helin Donovan LLP (“PMB”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements as of June 30, 2013 and for the year then ended. PMB will be performing reviews of the unaudited consolidated quarterly financial statements to be included in the Company’s quarterly reports on Form 10-Q going forward.

During each of the Company’s two most recent fiscal years and through the date of this report, (a) the Company has not engaged PMB as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) the Company or someone on its behalf did not consult PMB with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged Demetrius Berkower LLC to perform an annual audit of the Company’s financial statements for the fiscal years ended June 30, 2012. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last two fiscal years:

	2013	2012
Audit Fees(1)	$50,425	$43,000
Tax Fees(2)	-	-

Total	$50,425	$43,000

(1)	Audit Fees and Audit related fees consisted principally of audit work performed on the financial statements for our fiscal year end.
(2)	The Company did not engage PMB Helin Donovan LLP, or Demetrius & Company, LLC for any Tax services.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During fiscal year ended June 30, 2013, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

2.4	Bylaws (1)

3.1	Stock Purchase Agreement, dated October 16, 2006, by and among the Company and the stockholders of NuScribe, Inc., a Delaware corporation (1)

3.2	Asset Purchase Agreement, dated January 25, 2007, by and between the Company and e-Learning Desktop, Inc. (2)

3.3	Limited Asset Purchase Agreement with ClearLobby, Inc. entered in on September 12, 2008 (3)

3.4	Amendment to the Limited Asset Purchase Agreement with ClearLobby, Inc. (4)

3.5	Amended and Restated Certificate of Designation of the Series A Preferred Stock (9)

3.6	Amended and Restated Certificate of Designation of the Series A Preferred Stock (9)

4.2	Employment Agreement dated as of October 1, 2004 July 17, 2006 by and between Fred Zolla and Vemics, Inc. (1)

4.3	Employment Agreement dated as of April 1, 2008, by and between Craig Stout and Vemics, Inc. (1)

5.1	Convertible Promissory Note dated April 27, 2009 issued to Sonoran Pacific Resources. (5)

5.2	Form of Convertible Note (6)

5.2	Form of Subscription Agreement (7)

7.1	Agreement between iMedicor, Inc. and USAMCO.

7.2	Revised Agreement between Access Pharmaceuticals and iMedicor, Inc.

7.3	Agreement between PASHealth and iMedicor, Inc.

7.4	Agreement between Physicians Alliance of America and iMedicor, Inc.

7.5	Correspondence from an independent accountant regarding non-reliance on a previously issued audit report or completed interim review (9)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a)

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14 (a)

32	Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (10)
101.SCH	XBRL Taxonomy Extension Schema (10)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)
101.LAB	XBRL Taxonomy Extension Label Linkbase (10)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (10)

1.	Incorporated by reference to Exhibits of Registrant’s Form 10 filed on May 13, 2008.
2.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 13, 2008.
3.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on September 18, 2008.
4.	Incorporated by reference to Exhibits to Registrant's Form 10-K filed on October 12, 2009.
5.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 05, 2009.
6.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
7.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2010.
8.	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on August 20, 2008
9.	Incorporated by reference to Exhibit 3.5, 3.6 and 7.5 to Registrant's Form 8-K filed on March 21, 2013
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

Name	Title	Date

/s/ Robert McDermott	President, Chief Executive Officer,	February 18, 2014
Robert McDermott	(Principal Executive Officer)

/s/ JD Smith
JD Smith	Director	February 18, 2014

/s/ Thomas J Owens
Thomas J Owens	Interim Chief Financial Officer	February 18, 2014