Form 10-Q
period 2013-09-30
iMedicor
filed 2014-06-10
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

There were 1,116,299,589 outstanding shares of the issuer’s Common Stock, $0.001 par value, on June 1, 2014.

iMEDICOR, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		Page
Part I Financial Information

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013	3
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2013 and 2012 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Not Applicable

Item 4.	Controls and Procedures	25

Part II Other Information

Items 1-4.	Not Applicable

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		29

ITEM 1. FINANCIAL STATEMENTS

iMEDICOR, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets as of
September 30, 2013 (Unaudited) and June 30, 2013

	September 30, 2013	June 30, 2013
ASSETS	(unaudited)
Current assets:
Cash	$43,690	$513,272
Accounts receivable, net of allowance for doubtful accounts of
$-0- and $-0- at September 30, 2013 and June 30, 2013, respectively	123,903	8,186

Total Current Assets	167,593	521,458

Total Assets	$167,593	$521,458

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Notes payable and accrued interest in default	$4,902,872	$4,820,361
Accounts payable and accrued expenses	1,201,746	1,852,851
Due to related party	692,225	638,785
Warrants - derivative liability	-	5,999,435

Total Liabilities	6,796,843	13,311,432

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred Stock, Series A par value $0.001, authorized 37
Issued and outstanding 35.75 and 35.75 shares as of September 30, 2013 and June 30, 2013, respectively	-	-
Preferred Stock, Series B par value $0.001, authorized 63
Issued and outstanding 52.19 and 42.02 shares as of September 30, 2013 and June 30, 2013, respectively	-	-
Common stock, par value $0.001 per share, authorized 4,000,000,000
Issued and outstanding: 1,008,299,590 and 997,299,586 shares as of September 30, 2013 and June 30, 2013, respectively	1,008,300	997,299
Additional Paid in Capital	44,928,093	41,445,027
Accumulated deficit	(52,565,643)	(55,232,300)

Total Stockholders' Deficit	(6,629,250)	(12,789,974)

Total Liabilities and Stockholders' deficit	$167,593	$521,458

iMEDICOR, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations for
the Three Months Ended
September 30, 2013 and 2012 (Unaudited)

	For the Three Months Ended
	September 30, 2013	September 30, 2012

Revenues	$183,329	$10,500

Cost of Services	$90,948	$69

Gross Profit	$92,381	$10,431

Expenses:
General and administrative	734,261	344,551
Bad debt expenses	-	62,000

Total Expenses	734,261	406,551

Loss from operations	(641,880)	(396,120)

Other Income/(Expenses):
Gain on change in value - Derivative Warrants	2,966,493	779,974
Other income - litigation / debt settlement	499,387	-
Gain on debt redemption	-	(49,672)
Interest expense	(103,903)	(143,499)
Loan extension fees	(53,440)	-
Impairment of technology asset	-	(117,645)
Financing costs	-	(404,176)

Total other income/(expenses), net	3,308,537	64,982

Net income / (loss)	$2,666,657	$(331,138)

Basic net income (loss) per share, available to common stockholders	$0.00	$(0.00)
Fully diluted net income (loss) per share, available to common stockholders	$0.00	$-

Weighted average number of shares, basic	1,003,016,981	552,436,922
Weighted average number of shares, diluted	2,360,276,375	-

iMEDICOR, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows for the
Three Months Ended September 30, 2013 and 2012 (Unaudited)

	For the Three Months Ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,666,657	$(331,138)
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation expense	-	404,176
Share-based compensation expense	258,000	-
Gain on change in value - Derivative Warrant	(2,966,493)
Gain on debt settlement	(499,387)	(173,928)
Bad debt	-	49,672
Excess and obsolete inventory	-	117,645
(Increase) decrease in:
Change in accounts receivable	(115,717)	7,000
Change in derivative		(779,974)
Change in accounts payable	(151,718)	547,821
Change in accrued expenses	155,951	(51,319)
NET CASH USED IN OPERATING ACTIVITIES	(652,707)	(210,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	235,000
Paydown of note payable	(20,000)	-
Proceeds from issuance of common stock	203,125	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	183,125	235,000

NET INCREASE (DECREASE) IN CASH	(469,582)	24,955

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	513,272	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,690	$25,022

iMEDICOR, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

iMedicor Inc., a Nevada Corporation, (the “Company” or “iMedicor”), builds cloud based software, healthcare records capture, storage, retrieval, transport and security related products. The Company’s focus presently is on three different revenue streams: (1) iMedicor’s cloud-based exchange, the iCoreExchange, which allows physicians, patients and other members of the healthcare community to exchange patient-specific healthcare information securely via the internet, while maintaining compliance with all current Health Insurance Portability and Accountability Act (“HIPAA”) regulations.  (2) Customized EHR platform technology that is specifically tailored to provide specialized medical practices with a technology that conforms to workflows of that particular medical discipline such as ophthalmology, dentistry, orthopedic and other specialty practices.  (3) iMedicor has developed a Meaningful Use Consulting Practice targeting both medical and dental healthcare providers to assist becoming “Meaningful Use” compliant and ultimately qualify for federal incentive funds under the Federal Meaningful Use Incentive Funds Program.  iMedicor’s integrated software and service offering is unique in the healthcare space as it enables doctors to meet the increasing regulatory burden associated with secure HIPAA-compliant medical records transport with no change in healthcare delivery workflows at a very reasonable cost.  The iCoreExchange provides security to records transport while the Company’s custom EHR software solutions allow healthcare providers to migrate to digital records capture, storage, retrieval and transport at an extremely affordable price.  iMedicor’s software solutions are:

●	Cloud based requiring no capital investment for equipment, servers, infrastructure or internal IT support

●	Flexible, cloud-based and interoperable across virtually all EMRs/EHRs that use CCD/CCR standards

●
Include patient-interactive capability that allows primary care and specialized physicians to include patients and other members of the medical ecosystem to engage in a virtually-real time discussion regarding a patient’s healthcare issues

●	Highly affordable and suitable for dental and medical practices of any size

●	Customized in a HIPAA-compliant manner to perform across all records capture, storage and retrieval environments

The iCoreExchange is a HIPAA-compliant, online healthcare information data exchange and secure messaging portal for physicians, patients and other members of the healthcare community, to collaborate, exchange secure patient specific records and use the network as a broad based referral community.  HIPAA, which stands for the Health Insurance Portability and Accountability Act of 1996, is a set of strict rules that must be followed by doctors, hospitals and other health care providers concerning the handling and privacy protection of vital patient medical data.

The iCoreExchange allows Physicians to communicate securely with other doctors, sharing patient files, records and images quickly and securely in a HIPAA compliant environment.  The exchange assists doctors and their staff members to use the network to securely communicate outside of the network for individual record transport/communication, collaboration and referrals.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the three month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2013 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on February 24, 2014.

2.           GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $52,565,643, $6,629,250 and $6,629,250 at September 30, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 14 - Subsequent Events).

Currently, management is seeking to develop a vastly improved healthcare communications system and attract alliances with strategic partners to allow the Company to generate revenues that will enable the Company to be self-sustaining. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of the customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

The Company has not created an allowance for doubtful accounts due to the specific nature of the two businesses for which the Company generates revenue and maintains accounts receivable.  The Company’s NextEMR business is billed in the month during which service is provided.  In the event a customer does not remit payment within 30 days of invoicing, iMedicor places the service into read-only mode.  Customers that have been converted to read only mode either remit payment immediately or cancel the service.   The Company does not book revenue for accounts in read only mode and thus do not create a doubtful account receivable under that circumstance.

The Company has also not created an allowance for doubtful accounts for the Meaningful Use Consulting business. The funding source behind this business is the federal government and payments are made by states who administer the Meaningful Use Incentive Funds Program.  iMedicor secures funds through this program for doctors who have had difficulty understanding the program or who were unaware of the program’s existence.  When a state is prepared to issue a check to a doctor or dentist, iMedicor is notified in advance.  iMedicor then notifies the doctor or dentist that a check will be forthcoming.  When the doctor or dentist receives a check they have already been invoiced for iMedicor’s portion of the MU dollars and generally pay iMedicor within 30 days of receiving their check.  The Company has not experienced a circumstance under which a client has refused or substantially delayed payment.  The Company has experienced circumstances under which delays have occurred due to delays at the state level processing a specific attestation.  While such delays may increase the time it takes to collect consulting fees, the Company has not experienced any non-payment by physicians after a state has dispersed a check.  The Company believes that beyond iMedicor’s success securing funds on behalf of its clients, a provision of the MU program regulations provides a strong incentive for physicians to make payment to iMedicor after they have received funding.  iMedicor reports payments by physicians to iMedicor to the state that made payment to the physician.  In the event a state is notified that a physician has not remitted payment to iMedicor, the physician will no longer be eligible for the remaining 67% of MU incentive funds available over the remaining life of the program.  In addition, a physician that does not remit payment will not become MU compliant and will, therefore, be subject to Medicare rate reductions of 1% or more.  While this rate reduction does not yet apply to Medicaid-eligible physicians, the Company believes that such an incentive will be initiated in the coming months.

Reclassifications

Certain amounts in the financial statements for September 30, 2012 have been reclassified to conform to the September 30, 2013 presentation. These reclassifications have no effect on net loss, total assets, or stockholders’ equity as previously reported.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ClariDIS Corporation.  Inter-Company items and transactions have been eliminated in consolidation.

Revenue Recognition

iMedicor derives revenue from two primary sources. The first source is our Electronic Health Records (EHR) technology, NextEMR that was acquired in 2013.  iMedicor continues to support the customers andbills these customers monthly for the services provided.  The second source of revenue is the Meaningful Use Consulting business. This is a consultative business in which the Company is contracted by dentists and medical doctors to secure funds under the Federal Meaningful Use Incentive Program.  The program is funded by the federal government and administered individually by each state.  The work iMedicor provides consists of consulting with customers to determine if they are eligible for funds under the program and if not, what they might be able to do to become eligible.  iMedicor contracts only with eligible doctors and dentists.  Upon signing of a contract the Company works to compile the data and information required by the federal government to submit to the relevant state on behalf of its customer.  The process is known as the “attestation process.” Each state manages its MU attestation process in a different manner and thus timing of payments to physicians may vary based upon the processes a particular state has in place.  iMedicor is advised when the attestation has been accepted by the state and when payment will be made, at which time the Company notifies its clients that a check will be forthcoming.  When the doctor or dentist receives their payment, they remit payment to iMedicor.

Revenue for each of the above two sources is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the Company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned.

Stock Based Compensation

The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 505.

Property, Equipment and Depreciation

Property and Equipment are recorded at their historical cost.  Depreciation and amortization are provided by the straight-line method over the useful lives of the assets, which vary from five to seven years.  The cost of repairs and maintenance is charged to operations in the period incurred.  Property and equipment were fully depreciated at September 30, 2013 and June 30, 2013.

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

The Company has accrued $150,000 for compensation due to Robert McDermott, the Company’s Chief Executive Officer, at September 30, 2013.  The amount accrued relates to a compensation agreement between Mr. McDermott and the Company’s Board of Directors effective July 1, 2013, the date on which Mr. McDermott was appointed by the Board to the position of Chief Executive Officer.

Accounting for Derivative Instruments

The Company records all derivatives on the balance sheet at fair value. Entering the three months ended September 30, 2013, the Company had derivative liabilities that consisted of warrants issued by the Company which were deemed derivative instruments as the Company did not have sufficient authorized and unissued common stock to settle all common stock contracts outstanding during the periods to which the derivatives are outstanding. On July 13, 2013, the Company increased the number of authorized shares to 4,000,000,000 and accordingly, at such time, the Company was then able to assert that it did have sufficient authorized and unissued common stock to settle all common stock contracts outstanding.  Thus, in accordance with ASC 815-40, the derivative liability was measured at fair value through earnings one last time on July 13, 2013 and then reclassified on such date to additional paid in capital.   As a result, the Company recognized a gain on change in derivative of approximately $2.97 million for the three months ended September 30, 2013 and reclassified approximately $3.03 million from derivative liability to additional paid in capital on July 13, 2013.

The final derivative liability valuation at July 13, 2013 was valued using the Black Scholes Merton valuation model with the following estimates used significant inputs:

Exercise Price	$0.01	–	$0.50
Term	0.04	–	3.21 years
Volatility	79.25%	–	300.91%
Risk Free Rate of Return	0.02%	–	0.66%

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurement Using
June 30, 2013	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative warrant liability	$5,999,435	$-	$-	$5,999,435	$5,999,435

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

Income tax benefit is based on reported loss before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization.

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

As of September 30, 2013 and 2012 the Company had 300,361,000 and 197,616,000, respectively, warrants and options which may be converted into common shares.  The Company had convertible debt and Series A and Series B convertible preferred shares that were convertible into 1,291,160,240 and 846,985,488 common shares at September 30, 2013 and 2012, respectively.

5.           WARRANTS AND OPTIONS

During the three months ended September 30, 2013 and 2012, no warrants were exercised.  During the three months ended September 30, 2013 and 2012, 11,066,667 and zero warrants expired, respectively.

During the three months ended September 30, 2013 and 2012, the Company issued 3,500,000 and 110,000,000 warrants, respectively.

Summary of the warrants is as follows:

	September 30, 2013		September 30, 2012
		Weighted			Weighted
	Warrants	Exercise Price Range	Warrants		Exercise Price Range
Outstanding at beginning of the period	307,927,667	$0.01 - 0.237	97,616,000		$0.01 - 0.237
Issued	3,500,000	$0.01	100,000,000		$0.01 - 0.040
Exercised	-		-
Forfeited	-		-
Expired	(11,066,667)	$0.01 - (0.105)	(-0	-)	$
Outstanding at end of period	300,361,000	$0.01 - 0.24	197,616,000		$0.01 - 0.237
Exercisable at end of period	300,361,000	$0.01 - 0.24	197,616,000		$0.01-0.237

The intrinsic value of the outstanding warrants at September 30, 2013 is $2,926,931.

Summary of Options:

On July 1, 2013, the Company granted 100,000,000, four year options to Robert McDermott.  The options vest as follows: 20,000,000 immediately, 20,000,000 on each July 1.  For the three-months ended September 30, 2013, the Company recorded $258,000 of stock compensation expense using the Black Scholes option pricing model.

Exercise Price	$0.013	–
Term	4 years	–
Volatility	79.25%	–
Risk Free Rate of Return	3.4%	–

As of September 30, 2013, the remaining unamortized stock compensation expense is $1,032,000, which will be amortized through June 30, 2017.

6.              TECHNOLOGY AND MEDICAL SOFTWARE

The Company had capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with the completion of the iMedicor portal, which was included in the asset purchase of Nuscribe.  The iMedicor ™ portal was launched in late October 2007 and we are amortizing its cost on a straight line basis over 60 months.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment. The Company evaluated the technology and medical software for impairment as of both fiscal year ends and has determined that the asset was impaired by $854,579 at June 30, 2012 and an additional $1,084,057 at June 30, 2013. The technology related to the portal to which these assets relate has changed considerably since their acquisition and development, resulting in a change in the estimate of remaining cash flows.

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

8.          ACQUISITIONS

NextEMR/iPenMD – Software:
On January 22, 2013, the Company purchased NextEMR (Electronic Medical Record) software including the iPenMD integrated hardware/software application.  The purpose of the software purchase was its unique electronic Pen features allowing physicians to regain lost productivity during the transition from paper to electronic health records.

In accordance with the January 22, 2013 asset purchase agreement the Company was required to issue a total of 34,834,156 shares of common stock. The technology asset was valued at $660,000 based upon the fair market value of the stock issued and $400,016 was expensed to acquisition costs.

As of June 30, 2013, the Technology asset was deemed fully impaired.

ClariDIS Corporation
On March 18, 2013, the Company acquired all of the 275,000 outstanding shares of ClariDIS Corporation (a data mining and data aggregation business) in exchange for 10,526,316 common shares of iMedicor Inc. The transaction was valued at $421,053 based upon 10,526,316 of shares exchanged at the stock price of $0.04 on March 18, 2013 the date of closing. The acquisition value in shares was applied entirely to the acquired technology asset.  The purpose of the ClariDIS acquisition was intended to strengthen the IT and security encryption capabilities of iMedicor's Social Health Information Exchange (HIE) Version 3.0, the most recent release iMedicor’s information technology exchange.

As of June 30, 2013, the Technology asset was deemed fully impaired.

9.         NOTES PAYABLE IN DEFAULT

Interest expense for the three months ended as of September 30, 2013 was $103,903 and for the three months ended September 30, 2012 was $143,499. Notes payable and accrued interest at September 30, 2013 and June 30, 2013 consisted of the following:

	September 30, 2013	June 30, 2013
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008. This note is in default, was convertible at $1.00 per share or 150,000 common shares at September 30, 2013.	$150,000	$150,000
(2) Convertible note bearing interest at 20% per annum with a conversion price of $0.05 per share representing 5,361,320 shares at September 30, 2013. The note is past due, was originally due on December 30, 2009 and is being actively negotiated between the Board of Directors and the holder of the note who is also the Chief Financial Officer of the Company and a member of the Board of Directors.	316,556	306,857
(3) Convertible note bearing interest at 10% per annum with a conversion price of $0.05 per share representing 1,226,840 shares as of September 30, 2013. The note is past due and was originally due on July 26, 2010.	67,644	66,384
(4) Secured convertible note bearing interest at10% per annum that converts into Series B Preferred shares at a price of $125,000 per share, amended on July 1, 2012 and again on June 30, 2013	1,531,814	1,513,964
(5) Secured convertible note bearing interest at 8%per annum with a conversion into Preferred B series shares at a price of $125,000 per share. amended on July 1, 2012 and was due on June 30, 2013	1,889,710	1,836,473
(6) Note executed in May 2002 bearing interest at 8% per annum, originally due in November 2008	375,513	370,200
(7) Note executed in May 2002 bearing interest at 8% per annum, no maturity date	378,011	371,387
(8) Four notes executed from September 22, 2009 through January 11, 2011	35,000	35,000
(9) Note executed in July 2011 bearing interest at 18%, maturity extended to August 23, 2014	158,625	170,095
Total notes payable, all deemed current, due to various defaults as discussed below	$4,902,872	$4,820,361

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

 (2) Schneller convertible notes (John Schneller is a member of the Board of Directors, appointed on July 3, 2013 and was appointed Chief Financial Officer on May 1, 2014.) originated on December 23, 2008 with a loan of $100,000 with a maturity date of December 31, 2009. If the loan was not repaid by the designated date a loan redemption fee of $50,000 was added to principle.  The $100,000 bears a default simple interest rate of 20%. The accrued interest payable was $128,869 and $119,171 for September 30, 2013 and June 30, 2013.  Since this note has been in default the Company has been accruing costs that reflect the value of common shares and warrants every 90 days that this note remains in default.  The note holder earns every 90 days of default 2,672,000 of common shares and 2,672,000 warrants that are being recorded based on the stock value.  As of September 30, 2013, 38,740,000 shares of common stock and 38,740,000 warrants to purchase common stock with a 5 year term were due to Schneller.  The value of the accrued financing costs for the interest, 38,740,000 common shares and warrants as of September 30, 2013 was $692,813.  See Commitments and Contingencies for further explanation. (Note 13).

(3) Koeting convertible note payable, with simple interest at 10%, originated on March 26, 2010 with a loan to the Company of $50,000 payable on July 26, 2010. Accrued interest was payable as of September 30, 2013 and June 30, 2013 of $17,643 and $16,384, respectively.  The Company is in default on this note as of July 26, 2010 and thereafter.  The Company has sought an extension, has received a response and is considering options to renegotiate the terms of the note. The note is unsecured.

(4) The note amount of $1,069,199 was lent by Sonoran Pacific Resources (a related party to a shareholder that has significant ownership in the Company) over the past several years at varying amounts to assist the Company for the purposes of funding operations. Interest payable had accrued in the amount of $462,614 at September 30, 2013 for a total note balance at such date of $1,531,813.  Interest payable had accrued in the amount of $286,196 as of June 30, 2013 for a total note balance at such date of $1,513,965. As of July 1, 2012, an amended and restated loan agreement was signed which stated that the note was deemed not in default.  The lender was awarded 100 million common shares and 100 million warrants in exchange for the amended and restated loan agreement.  The interest rate from July 1, 2012 to June 30, 2014 was 10%.  If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. As part of the amended loan agreement the note was extended to June 30, 2014.  This note and the one described below are convertible into Preferred B stock at $125,000 per share based on the total outstanding note balances at the dates of conversion.  This note is secured by all assets of the Company.

(5) The note amount of $1,190,458 was also lent by Sonoran Pacific Resources over the past several years at varying amounts to assist the Company to augment cash flow to fund operations. Interest payable had accrued in the amount of $699,252 at September 30, 2013 for a total note balance at such date of $1,899,710.  There was accrued interest payable of $551,457 at June 30, 2012 for a total note balance at such date of $1,695,914. There was a Replacement Secured Convertible Promissory Note in the original amount of $1,395,452 having an original date of April 17, 2010 and a Replacement Date of January 1, 2011.  As of July 1, 2012, an amended loan agreement was signed that the note was deemed not in default.  The interest rate from July 1, 2012 to June 30, 2014 is 8%.  If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. This note is secured by all assets of the Company.

The above convertible notes (5) and (6) are convertible into an aggregate of 23.33 shares of Series “B” preferred stock.

9.           NOTES PAYABLE – continued

(6) On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group; the shares were exchanged for a $300,000 three-year note to be amortized over ten years at 8%.  The shares of stock are held in escrow until the notes are completely paid.  If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders.  The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640.  The balloon payment of $272,076 was due on November 1, 2008.  The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note.  The Company has sought an extension/modification and has not received a response.  The Company continues to accrue interest at 8%.  The accrued interest payable was $112,021 and $106,708 at September 30, 2013 and June 30, 2013, respectively.  The total note balances at such dates were $375,513 and $370,200, respectively.

(7) One of the Company’s former directors has lent funds in varying amounts beginning November 5, 2010.  Outstanding principal totals were $237,194 and $344,576 at March 31, 2013 and June 30, 2012, respectively. The Company paid $150,000 on the note on January 3, 2013. Interest payable accrued at 8%. Total balances outstanding of $378,011 and $371,387, at September 30, 2013 and June 30, 2013, respectively. There is no maturity.

(8) Three notes payable exist totaling $35,000 as of September 30, 2013.The amounts were lent on various dates. Two (2) of the three (3) are non-interest bearing and unsecured. One of the notes that had earned interest was converted from principal and interest of $71,250 into 4 million common shares in November 2012. The Company is in default on the other 2 notes, is in discussions to seek an extension on one of the notes and has not received a response from one of the note holders.

(9) Genesis Finance Corporation loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%.  The note was being paid in installments of $2,325 on the 25th of each month.  On August 26, 2012 an amended promissory note extended the maturity date to February 27, 2013. On January 30, 2013 an additional extension of six months was granted through August 23, 2013. On August 2013, an extension was granted through February 23, 2014.   The Company agreed to pay a 2% extension fee in the amount of $3,100 upon signing of each extension and to deposit $6,975 to be used to make monthly payments for March, April and May 2013 and August, September and October of 2013. In connection with the debt extensions, the Company agreed to issue an aggregate of 1,000,000 shares to Genesis, which shares were issued subsequently.  The Company issued .5 unit of Preferred Series B in exchange for the note extension. This note is guaranteed by Sonoran Pacific Resources.  Accrued interest expense was $15,057 and $6,920 at September 30, 2013 and June 30, 2013, respectively.   The Company is current per the date of this filing and is negotiating an extension through August 23, 2014.

During the three months ended September 30, 2013, the Company recorded income of $499,387 from the Company’s old accounts payable and accrued expenses meeting the statute of limitations.  This amount is included in other income in the Company’s statement of operations.

10.         COMMON STOCK

As of September 30, 2013 and June 30, 2013, the Company had a total of 1,008,299,590 and 997,299,586 shares of common stock outstanding, respectively. On July 13, 2013, the Board of Directors amended the Articles of Incorporation to increase the authorized number of common shares in the Company to 4 billion shares from 2 billion shares previously authorized.

During the three months ended September 30, 2013 the Company issued 1.50 Series B Preferred Shares 11,000,000 shares of common stock with 3,500,000 warrants for total consideration of $203,125.  The warrants were valued at $64,641 utilizing the Black Scholes Merton valuation model.

Warrants outstanding during the period were for the period July 1, 2013 through July 13, 2013 were valued and recorded as a derivative liability. The derivative liability was extinguished and became equity as a result of the Board of Directors increase in authorized shares outstanding on July 13, 2013.

During the three months ended September 30, 2013, the Company issued no common shares or warrants for the conversion of debt and interest.

11.         PREFERRED STOCK

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock.  The amended Articles of Incorporation authorized 37 and 63 shares of Series “A” and “B” preferred stock, respectively, of which 35.75 Series “A” and 52.19 Series “B” shares, respectively, were issued and outstanding as of September 30, 2013

Each share of Series “A” Preferred Stock was convertible into a 1% ownership interest in the Company’s common stock on a non-dilutive basis, giving effect to the common stock issued and the exercise of all outstanding warrants to purchase common stock, on a post-exercised basis.  Each share of Series “A” Preferred Stock may bear dividends when, as and if declared by the Board of Directors.  The Series “A” Preferred is senior to the Series “B” Preferred and to the common stock with respect to liquidation.

Each share of Series “B” Preferred Stock represented a 1% ownership interest in the Company’s common stock, on a non-dilutive basis, giving effect to the common stock issued and the exercise of all outstanding warrants to purchase common stock, on a post-exercised basis.  Each share of Series “B” Preferred Stock may bear dividends when, as and if declared by the Board of Directors.  The Series “B” Preferred is junior to the Series “A” Preferred, but senior to the common stock with respect to liquidation.

Each of the Series A and Series B Preferred Stock has voting rights on all matters coming before stockholders, equal to the number of shares issuable upon conversion of the Series A and Series B Preferred Stock.

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

The Company issued a warrant to purchase 5 shares of Series B Preferred Stock to the newly appointed Chief Executive Officer (appointed June 1, 2013).

13.         COMMITMENTS AND CONTINGENCIES

There has been a dispute in regard to an agreement between the Company and investor John Schneller with respect to the number of common shares that are to be issued to him for each 90 day default period occurs.  The agreement dated May 5, 2010, states that a certain number of shares are to be awarded to Schneller as a result of the Company not paying his note payable and related accrued interest payable.  As a result of this dispute, the accounting records reflect a Financing fee accrual based on the common share value per each 90 day default period since May 2010.  The accrued expense as of September 30, 2013 was $692,225. In July 2013, Mr. Schneller was appointed as Chairman of the Company’s Audit Committee.  In May 2014, the Board of Directors of the Company and Mr. Schneller no longer held the note in dispute. The Board further resolved that Mr. McDermott would negotiate a settlement to be presented to the Board of Directors at a future date at such time as terms could be agreed between Mr. Schneller and the Company.  Interest and penalty shares will continue to accrue.

14.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements were available to be issued and has found the following material events to report.

Common Stock, Series B Preferred Stock and Warrants to purchase Common Stock have been issued in the following amounts to investors subsequent to the close of the period ended September 30, 2013:

●
On October 1, 2013 a third party individual purchased 2 Series B Preferred Shares, 12,000,000 Common Shares, and 4,000,000 Warrants to purchase Common Shares with a two-year expiration and a $0.01 strike price.  The Company received proceeds of $250,000.

●
On November 1, 2013, a third party individual purchased 1 Series B Preferred Share, 10,000,000 Common Shares, and 4,000,000 Warrants to purchase Common Shares with a 2-year expiration and a $0.01 strike price.  The Company received proceeds of $125,000.

●
On December 13, 2013, a third party investment company purchased 0.5 Series B Preferred Share, 3,000,000 Common Shares, and 1,000,000 Warrants to purchase Common Shares with a two year expiration and a $0.01 strike price.  The Company received proceeds of $62,500.

●	On March 14, 2014, a third party individual purchased 10,000,000 Common Shares. The Company received proceeds of $70,000.
●	On April 14, 2014, a third party individual purchased 2,666,667 Common Shares. The Company received proceeds of $10,417.
●	On April 14, 2014, a third party individual purchased 2,666,666 Common Shares. The Company received proceeds of $10,417.
●	On April 14, 2014, a third party individual purchased 2,666,666 Common Shares. The Company received proceeds of $10,417.
●
On May 20, 2014, a third party individual purchased 65,000,000 Common Shares and Warrants to Purchase 6,000,000 Common Shares with a two-year expiration and a $0.015 strike price.  The Company received proceeds of $250,000.

On May 1, 2014, the Board of Directors authorized the issuance of 3.25 warrants to the Company’s Chief Executive Officer, Robert McDermott, to purchase 3.25 shares of Series B Preferred Shares, with a cashless exercise price. The Company will record compensation expense in the fourth quarter of fiscal year 2014 for the Series B Preferred Shares warrant issuance.

Employment Agreements:

On June 1, 2013, Fred Zolla, Chief Executive Officer, entered into an Employment Agreement with the Company. Pursuant to the terms of the Employment Agreement, Mr. Zolla will assume the position of Executive Chairman of the Board of Directors for a period of two years.  Mr. Zolla will receive an annual base salary of $200,000, plus an annual bonus up to 100% of his base salary, which bonus is to be determined by the Board.  In addition, Mr. Zolla was awarded and vested in an option to acquire 100,000,000 shares of the Company’s common stock (the "Common Stock Option". The Common Stock Option:  (i) has an exercise price of $.017 per share; (ii) is exercisable for the five year period from the date of the Employment Agreement; and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. Zolla. The Common Stock option shall vest as follows: (X) one 1/3 of the Common Stock Shares at the execution of this agreement, (Y) 1/3 on the first year anniversary (June 1, 2014); and (Z) 1/3 on the second anniversary (June 1, 2015). Further, Mr. Zolla was awarded Warrants to acquire 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "Series B Warrants").  The Series B Warrants: (i) have an exercise price of $125,000 per share; and (ii) are exercisable from the date of vesting until the end of the five year period from the date of the Employment Agreement. The Series B Warrants become vested as follows: (x) one 1/3 of the Series B Warrants immediately, (y)1/3 on the first year anniversary date (June 1, 2014); and (z) 1/3 on the second anniversary date (June 1, 2015). All Series B Warrants will vest immediately in the case of change of control of the Company, death or permanent disability of Mr. Zolla  Any Series B Warrants that are not vested at the time that  Mr. Zolla is terminated for cause or he voluntarily terminates his employment with the Company, will be void. Mr. Zolla resigned on November 18, 2013.

On July 1, 2013, Robert McDermott entered into an Employment Agreement (the "McDermott Agreement") with the Company Pursuant to the terms of the McDermott Agreement; Mr. McDermott has assumed the position of Chief Executive Officer of the Company.  The McDermott Agreement is for a period of two years and Mr. McDermott is to receive a base annual salary of $200,000 plus an annual bonus up to 100% of his base salary. Additional bonus is to be determined by the Board. In addition, Mr. McDermott was awarded an option to acquire 100,000,000 shares of the Company’s common stock (the "McDermott Common Stock Option").  20,000,000 of the McDermott Common Stock Option vested on July 1, 2013, with the remaining McDermott Common Stock Options to be vested at the rate of 20,000,000 each on the subsequent anniversary dates of the date of the McDermott Agreement. The Common Stock Option has an exercise price equal to the Ten (10) trading day closing price of the shares prior to the Effective Date (the effective date being June 1, 2013) and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. McDermott. Further, Mr. McDermott was awarded 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "McDermott Series B Grant").  One share of the McDermott Series B Grant was vested on July 1, 2013, with the remaining McDermott Series B Shares to be vested at the rate of one each on the subsequent anniversary dates of July 1, 2013.

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

Overview

The Company had historically focused its efforts on building a portal-based, virtual work, learning and communication/collaboration environment (a SocialHIE –Social Health Information Exchange). In 2007 the company shifted its efforts to develop a marketing internet portal for the healthcare and related industries called the iMedicor Portal. The Company’s primary focus shifted from a distant learning company with its acquisition of NuScribe, Inc. in late 2006 and started to focus exclusively on the healthcare industry. The Company executed a reverse merger in 2007 after which its shares became publicly traded. The company went through many iterations trying to find the proper markets for its technology.  It produced a Social HIE, a Patient Portal, and an online Continuous Medical Education library. The Company also made acquisitions relating to pharmaceutical marketing, acquired a Meaningful Use Consulting group and purchased a data mining and data aggregation business.

In 2013, after 10 years of experiencing execution difficulties, the Board of Directors decided to bring in a new CEO, Robert McDermott. Mr. McDermott has many years of execution experience building, developing and creating value by focusing resources on promising markets. Mr. McDermott immediately brought in an experienced Senior Level Management team that, under the leadership of Mr. McDermott, streamlined operations and focused the company on a three core competencies. The new management team is experienced in all critical major management disciplines at a healthcare software and services company including Sales, Finance, Operations and Technology.

The Company anticipates having three sources of income

The Company anticipates generating revenue from three segments:

1.	Subscription revenue from the iCoreExchange
2.	Meaningful Use Consulting
3.	EHR Sales and Service

The new management team expects to consistently upgrade existing software and services as well as roll out new products based on customer feedback and measured market demand.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended September 30, 2013, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital

Cash was $43,690 at September 30, 2013 compared to $513,272 at June 30, 2013.  Net cash declined by $469,582 for the three months ended September 30, 2013 as compared to a net cash increase of $24,955 for the three months ended September 30, 2012.  The increased use of cash on a year over year basis is primarily attributed to increased operating expenses such as salaries and development costs and no additional borrowing

Net cash provided by financing activities was $183,125 for the three months ended September 30, 2013 as compared to net cash provided by financing activities of $235,000 for the three months ended September 30, 2012. The increase is primarily due to the issuance of $203,125 for issuance of equity.

The Company continues to operate at a loss and is projected to do so until at least the end of fiscal 2014.  A lack of available investment capital in the quarter ended September 30, 2013 required the Company to consolidate operations while attempting an aggressive development schedule to initiate the Company’s new iCoreExchange development effort. The Company will continue to rely on raising capital through equity investments and/or debt instruments to maintain operations.   There is no assurance that the Company will be able to raise additional capital.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $52,565,643, $6,629,250 and $6,629,250 at September 30, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.

Management is attempting to develop both an internal sales and marketing distribution network and alliances with strategic partners to allow us to generate revenues that will enable us to be self-sustaining. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is ultimately dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Three months ended September  30, 2013 Compared to Three Months Ended September 30, 2012

	Three Months Ended September 30,
	(unaudited)
	2013	2012
Net Sales and Revenues	$183,329	$10,500
Cost of Services	90,948	69
General and Administrative	734,261	344,551
Bad Debt Expense	-0-	62,000
Total Expenses	734,261	406,551
Loss from operations	$(641,880)	$(396,120)

Revenues

The Company's revenues for the three months ended September 30, 2013 increased to $183,329 from $10,500 for the three months ended September 30, 2012, an increase of approximately 1645%.  The increase was due primarily to the Company focusing on core Meaningful Use Consulting Services which is the Company’s effort to assist dentists and physicians secure funds under the Federal Meaningful Use Incentive Funds program.

Cost of Services

Cost of Services for the three months ended September 30, 2013 and 2012, were $90,948 and $69, respectively.  The increase in Cost of Services was attributable to increases in Consultants and support staff required to grow and support iMedicor’s Meaningful Use consulting business.

General and Administrative Expenses

General and administrative expenses for the three months ending September 30, 2013 increased to $734,261 from $344,551 for the three months ended September 30, 2012, representing an increase of 1.13%.  This increase in operating expenses is primarily associated with the issuance of stock options for services, and an increase in direct costs associated with selling and supporting Meaningful Use Consulting revenues.

Bad Debt Expense

Bad Debt Expense for the three months ended September 30, 2013 was zero compared to $62,000 for the period ended September 30, 2012.

Loss from Operations

Loss from operations for the three months ended September 30, 2013 totaled $641,880 compared to $396,120 for the three months ended September 30, 2012, representing an increase of 62%.  The decrease in losses from operations for the three months ended September 30, 2013 was primarily attributed to management focus on expense containment while growing revenue.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2013, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013.

Management identified the following control deficiencies that constitute material weaknesses that are not fully remediated as of the filing date of this report:

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Further, we were unable to complete regulatory filings as required by the rules of the SEC.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

As of September 30, 2013, the Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.

Subsequent to the close of the September 30, 2013 financial reporting period, the Company, on November 5, 2013, by unanimous written consent of the Board of Directors, adopted standing committee charters including a standing Audit Committee a permanent committee of the Board of Directors. The Board expects in the near future to identify an “audit committee financial expert” to serve on the Audit Committee of the Board of Directors under, “Audit Committee Financial Experts” guidelines as set forth in Section 407 of the Sarbanes Oxley Act of 2002 and will be named Chairman of the Audit Committee.

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

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

iMedicor, Inc. (Registrant)

Date: May 30 , 2014	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer (Principal Executive Officer)

Date: May 30 , 2014	By:	/s/ John M. Schneller
John Schneller
Chief Financial Officer (Principal Accounting Officer)