Form 10-Q
period 2013-12-31
iMedicor
filed 2014-08-15
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

There were 1,128,299,589 outstanding shares of the issuer’s Common Stock, $0.001 par value, on August 12, 2014,.

iMEDICOR, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2013   AND 2012

		Page
Part I Financial Information

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013	3
	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2013 and 2012 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2013 and 2012 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2013 and 2012 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Not Applicable

Item 4.	Controls and Procedures	26

Part II Other Information

Items 1-4.	Not Applicable

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

iMEDICOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
ASSETS	(unaudited)
Current assets:
Cash	$54,832	$513,272
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0- at December 31, 2013 and June 30, 2013, respectively	465,073	8,186
Total Current Assets	519,905	521,458
Fixed Assets, net of accumulated depreciation
Leasehold Improvements, net of accumulated depreciation	16,780	-
Security Deposit	3,600	-
Total Assets	$540,285	$521,458

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Notes payable and accrued interest in default	$5,005,384	$4,820,361
Accounts payable and accrued expenses	995,615	1,852,851
Due to related party	692,225	638,785
Line of Credit Payable	250,000	-
Warrants - derivative liability	-	5,999,435
Total Liabilities	6,943,224	13,311,432

Stockholders' Deficit

Preferred Stock, Series A par value $.001, authorized 37 Issued and outstanding 35.75 and 35.75 shares as of December 31, 2013 and June 30, 2013, respectively	-	-

Preferred Stock, Series B par value $.001, authorized 63 Issued and outstanding 55.70 and 42.75 shares as of December 31, 2013 and June 30, 2013, respectively	-	-

Common stock, par value $.001 per share, authorized 4,000,000,000 Issued and outstanding: 1,033,299,590 and 997,299,586 shares as of December 31, 2013 and June 30, 2013, respectively	1,033,300	997,299
Additional Paid in Capital	45,672,094	41,445,027
Accumulated deficit	(53,108,333)	(55,232,300)
Total Stockholders' Deficit	(6,402,939)	(12,789,974)
Total Liabilities and Stockholders' deficit	$540,285	$521,458

iMEDICOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended
	December 31, 2013	December 31, 2012

Revenues	$382,113	$18,852

Cost of Services	116,683	-

Gross Profit	265,430	18,852

Expenses:
General and administrative	948,469	510,076

Total Expenses	948,469	510,076

Loss from operations	(683,039)	(491,224)

Other Income/(Expenses):
Other income - litigation / debt settlement	245,341	-
Interest expense	(104,989)	(101,947)
Financing costs	-	(170,181)

Total other income/(expenses)	140,352	(272,128)

Net income / (loss)	$(542,687)	$(763,352)

Net loss per share, available to common stockholders	$(0.00)	$(0.00)

Weighted average number of shares, basic and diluted	1,027,516,981	620,654,401

iMEDICOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Six Months Ended
	December 31, 2013	December 31, 2012

Revenues	$565,440	$29,352

Cost of Services	207,631	-

Gross Profit	357,809	29,352

Expenses:
General and administrative	1,682,732	854,695
Bad debt expenses	-	62,000

Total Expenses	1,682,732	916,695

Loss from operations	(1,324,923)	(887,343)

Other Income/(Expenses):
Gain/(loss) on change in value - Derivative Warrants	2,966,493	779,974
Other income - litigation / debt settlement	744,729	-
Gain/(loss) on debt redemption	-	(49,672)
Interest expense	(208,892)	(245,446)
Loan extension fees	(53,440)	-
Impairment of technology asset	-	(117,645)
Financing costs	-	(574,357)

Total other income/(expenses)	3,448,890	(207,146)

Net income / (loss)	$2,123,967	$(1,094,489)

Net loss per share, available to common stockholders
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average number of shares, basic and diluted
Basic	1,030,666,981	586,545,662
Diluted	2,515,926,272	586,545,662

iMEDICOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,123,967	$(1,094,489)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Share-based compensation expense	574,500	-
Change in derivative value	(2,966,493)	(928,374)
Impairment of technology	-	117,645
Financing costs	-	538,704
(Increase) decrease in:
Accounts receivable	(456,886)	3,648
Prepaid expenses and other current assets	(3,600)	(97,472)
Accounts payable	(857,236)	543,972
Accrued expenses	258,463	31,625
NET CASH USED IN OPERATING ACTIVITIES	(1,327,285)	(884,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(16,780)	-
NET CASH USED IN INVESTING ACTIVITIES	(16,780)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	235,000
Proceeds from line of credit	250,000	-
Paydown of note payable	(20,000)	-
Proceeds from issuance of common stock	655,625	1,078,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	885,625	1,313,500

NET (DECREASE) INCREASE IN CASH	(458,440)	428,759

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	513,272	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,832	$428,826

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$6,365
Income taxes paid	$-	$-

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

iMedicor Inc., a Nevada Corporation, (the “Company” or “iMedicor”), builds cloud based software and healthcare records capture, storage, retrieval, transport and security related products. The Company’s focus presently is on four distinct revenue streams: (1) iMedicor’s cloud-based exchange, the iCoreExchange, which allows physicians, patients and other members of the healthcare community to exchange patient-specific healthcare information securely via the internet, while maintaining compliance with all current Health Insurance Portability and Accountability Act (“HIPAA”) regulations.  (2) A customized EHR platform technology, iCoreMD, that is specifically tailored to provide specialized medical practices with a technology that conforms to workflows of that particular medical discipline such as ophthalmology, orthopedics and other specialty practices.  (3)  A customized EHR platform technology, iCoreDental the is specifically tailored to provide dental practices with a technology that conforms to dental imaging dental workflows and other aspects of dental care. This technology is the first specialty medical discipline that represents a customized platform base on the iCoreMD platform technology (4) iMedicor has developed a Meaningful Use Consulting Practice targeting both medical and dental healthcare providers to assist becoming “Meaningful Use” compliant and ultimately qualify for federal incentive funds under the Federal Meaningful Use Incentive Funds Program.

iMedicor’s integrated software and service offering is unique in the healthcare space as it enables doctors to meet the increasing regulatory burden associated with secure HIPAA-compliant medical records capture, retrieval and transport.  The challenge to a software and service provider is to provide products and services that allow healthcare providers to maintain HIPAA compliance with no change in healthcare delivery workflows at a very reasonable cost.  The iCoreExchange provides security to records transport while the Company’s custom EHR software solutions allow healthcare providers to migrate to digital records capture, storage and retrieval at an extremely affordable price relative to the Company’s competition.  iMedicor’s software solutions are:

●	Cloud based, requiring capital investment for equipment, servers, infrastructure or internal IT support on the part of the customer.

●	Flexible, cloud-based and interoperable across virtually all EHRs that use CCD/CCR standards.

●
Able to provide patient-interactive capability that allows primary care and specialized physicians to include patients and other members of the medical ecosystem to engage in a virtually-real time discussion regarding a patient’s healthcare issues

●	Highly affordable and suitable for dental and medical practices of any size

●	Customized in a HIPAA-compliant manner to perform across all records capture, storage and retrieval environments

The iCoreExchange is a HIPAA-compliant, online healthcare information data exchange and secure messaging portal for physicians, patients and other members of the healthcare community, to collaborate, exchange secure patient-specific records and use the network as a broad-based referral community.  HIPAA stands for the Health Insurance Portability and Accountability Act of 1996 and is a set of rules and guidelines that must be followed by doctors, hospitals and other health care providers concerning the handling and privacy protection of vital patient medical data.

The iCoreExchange allows Physicians to communicate securely with other doctors, sharing patient files, records and images quickly and securely in a HIPAA-compliant environment.  The exchange assists doctors and their staff members to use the network to securely communicate outside of the network for individual record transport/communication, collaboration and referrals.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the six month period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2013 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on February 24, 2014.

2.           GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $53,108,333, $6,402,939 and $6,423,319 at December 31, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  (See Note 14 - Subsequent Events).

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

The Company has not created an allowance for doubtful accounts in the present period due to the specific nature of the two businesses for which the Company generates revenue and maintains accounts receivable.  The Company’s NextEMR business is billed in advance of the month during which service is provided.  In the event a customer does not remit payment within 30 days of invoicing, iMedicor places the service into read-only mode.  Customers that have been converted to read only mode either remit payment immediately or cancel the service.   The Company does not book revenue for accounts in read only mode and thus do not create a doubtful account receivable under that circumstance.

The Company has also not created an allowance for doubtful accounts for the Meaningful Use Consulting business. The funding source behind this business is the federal government and payments are made by states that administer the Meaningful Use Incentive Funds Program.  iMedicor secures funds through this program for doctors who have had difficulty understanding the program or who were unaware of the program’s existence.  When a state is prepared to issue a check to a doctor or dentist that has been approved for funding, iMedicor is notified in advance by the state.  iMedicor then notifies the doctor or dentist that a check will be forthcoming and that an invoice will arrive at approximately the same time as the check.  When the doctor or dentist receives a check they have already been invoiced for iMedicor’s portion of the MU dollars and generally pay iMedicor within 30 days of receiving their check.  The Company has not experienced a circumstance under which a client has refused or substantially delayed payment.  The Company has experienced circumstances under which delays have occurred due to delays at the state level, processing a specific attestation application.  While such delays may increase the time it takes to collect our consulting fees, the Company has not experienced any non-payment by physicians after a state has dispersed a check.

The Company believes two reasons exist for the high compliance rate.  The first reason is simply because iMedicor is highly successful securing funds on behalf of our clients who would otherwise not have known about or been able to obtain the funds.  The second reason is that a provision of the MU program regulations provides a strong incentive for physicians to make payment to iMedicor after they have received funding.  iMedicor reports payments by physicians to iMedicor to the state that made payment to the physician.  In the event a state is notified that a physician has not remitted payment to iMedicor, the physician will no longer be eligible for the remaining 67% of MU incentive funds available over the remaining life of the program.  In addition, a physician that does not remit payment will not become MU compliant and will, therefore, be subject to Medicare rate reductions of 1% or more as determined by the federal government.  While this rate reduction does not yet apply to Medicaid-eligible physicians, the Company believes that such an incentive will be initiated in the coming months.

Reclassifications

Certain amounts in the financial statements for December 31, 2012 have been reclassified to conform to the December 31, 2013 presentation. These reclassifications have no effect on net loss, total assets, or stockholders’ equity as previously reported.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ClariDIS Corporation.  Inter-Company items and transactions have been eliminated in consolidation.

Revenue Recognition

iMedicor derives revenue from two primary sources. The first source is our Electronic Health Records (EHR) technology, NextEMR that was acquired in 2013.  iMedicor continues to support NextEMR customers and bills these customers monthly for the services provided.  The second source of revenue is the Company’s Meaningful Use Consulting business. This is a consultative business in which the Company is contracted by dentists and medical doctors to secure funds under the Federal Meaningful Use Incentive Program.  The program is funded by the federal government and administered individually by each state.  The work iMedicor provides consists of consulting with customers to determine if they are eligible for funds under the program and if not, what they might be able to do to become eligible.  iMedicor contracts only with eligible doctors and dentists.  Upon signing of a contract the Company works to compile the data and information required by the federal government to submit to the relevant state on behalf of our customer.  The process is known as the “attestation process.” Each state manages its MU attestation process in a different manner and thus timing of payments to physicians may vary based upon the processes a particular state has in place.  iMedicor is advised when the attestation application has been accepted by the state and when payment will be made, at which time the Company notifies its clients that a check will be forthcoming.  When the doctor or dentist receives their payment, they remit payment to iMedicor.

Revenue for each of the above two sources is considered realized when iMedicor receives a signed contract from its client, the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the Company defers all revenue recognition until such time that an actual measurement can be determined. If, during the course of a contract engagement, management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned.

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

Property, Equipment and Depreciation

Property and Equipment are recorded at their historical cost.  Depreciation and amortization are provided by the straight-line method over the useful lives of the assets, which vary from five to seven years except for leasehold improvements which are depreciated over two (2) years. .  The cost of repairs and maintenance is charged to operations in the period incurred.  With the exception of the new leasehold improvement, property and equipment were fully depreciated at December 31, 2013 and June 30, 2013.

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

The Company has accrued $150,000 for compensation due to Robert McDermott, the Company’s Chief Executive Officer, at December 31, 2013.  The amount accrued relates to a compensation agreement between Mr. McDermott and the Company’s Board of Directors effective July 1, 2013, the date on which Mr. McDermott was appointed by the Board to the position of Chief Executive Officer.

Accounting for Derivative Instruments

The Company records all derivatives on the balance sheet at fair value. At June 30, 2013, the Company had derivative liabilities that consisted of warrants issued by the Company which were deemed derivative instruments as the Company did not have sufficient authorized and unissued common stock to settle all common stock contracts outstanding during the periods to which the derivatives are outstanding. On July 13, 2013, the Company increased the number of authorized shares to 4,000,000,000 and accordingly, at such time, the Company was then able to assert that it did have sufficient authorized and unissued common stock to settle all common stock contracts outstanding.  Thus, in accordance with ASC 815-40, the derivative liability was measured at fair value through earnings one last time on July 13, 2013 and then reclassified on such date to additional paid in capital.   As a result, the Company recognized a gain on change in derivative of approximately $2.97 million for the three months ended September 30, 2013 and reclassified approximately $3.03 million from derivative liability to additional paid in capital on July 13, 2013.

The final derivative liability valuation at July 13, 2013 was valued using the Black Scholes Merton valuation model with the following estimates used significant inputs:

Exercise Price	$0.01
Term	0.04
Volatility	79.25%
Risk Free Rate of Return	0.02%

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

As of December 31, 2013 and 2012 the Company had 406,176,001 and 242,267,666, respectively, warrants and options which may be converted into common shares.  The Company had convertible debt and Series A and Series B convertible preferred shares that were convertible into 1,255,404,198 and 648,023,134 common shares at December 31, 2013 and 2012, respectively.

5.           WARRANTS AND OPTIONS

During the six months ended December 31, 2013 and 2012, no warrants were exercised.  During the six months ended December 31, 2013 and 2012,14,251,666  and 1,448,334 warrants expired, respectively.

During the six months ended December 31, 2013 and 2012, the Company issued 12,250,000 and zero warrants, respectively.

Summary of the warrants is as follows:

	December 31, 2013
	Warrants	Weighted Exercise Price Range
Outstanding at beginning of the period	307,927,667	$0.01 - 0.24
Issued	12,500,000	$0.01
Exercised	-
Forfeited	-
Expired	(14,251,666)	$0.01 - 0.105
Outstanding at end of period	306,176,001	$0.01 - 0.24
Exercisable at end of period	306,176,001	$0.01 - 0.24

The intrinsic value of the outstanding warrants at December 31, 2013 is $0.

Summary of Options:

On July 1, 2013, the Company granted 100,000,000, four year options to Robert McDermott.  The options vest as follows: 20,000,000 immediately, 20,000,000 on each subsequent three July 1 periods.  For the six-months ended December 31, 2013, the Company recorded $387,000 of stock compensation expense using the Black Scholes option pricing model.

Exercise Price	$0.013
Term	4 years
Volatility	79.25%
Risk Free Rate of Return	3.4%

As of December 31, 2013, the remaining unamortized stock compensation expense is $903,000, which will be amortized through June 30, 2017.

6.              TECHNOLOGY AND MEDICAL SOFTWARE

The Company had capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we have elected to capitalize all related development costs associated with the completion of the iMedicor portal, which was included in the asset purchase of Nuscribe.  The iMedicor portal was launched in late October 2007 and we are amortizing its cost on a straight line basis over 60 months.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment. The Company evaluated the technology and medical software for impairment as of both fiscal year ends and has determined that the asset was impaired by $854,579 at June 30, 2012 and an additional $1,084,057 at June 30, 2013. The technology related to the portal to which these assets relate has changed considerably since their acquisition and development, resulting in a change in the estimate of remaining cash flows.

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

9.         NOTES PAYABLE IN DEFAULT AND LINE OF CREDIT

Interest expense for the three months ended as of December 31, 2013 was $104,989 and for the three months ended December 31, 2012 was $101,907. Notes payable and accrued interest at December 31, 2013 and June 30, 2013 consisted of the following:

	December 31, 2013	June 30, 2013
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008. This note is in default, was convertible at $1.00 per share or 150,000 common shares at December 31, 2013.	$150,000	$150,000
(2) Convertible note bearing interest at 20% per annum with a conversion price of $0.05 per share representing 5,361,320 shares at December 31, 2013. The note is past due, was originally due on December 30, 2009 and is being actively negotiated between the Board of Directors and the holder of the note who is also the Chief Financial Officer of the Company and a member of the Board of Directors.	326,254	306,857
(3) Convertible note bearing interest at 10% per annum with a conversion price of $0.05 per share representing 1,226,840 shares as of December 31 2013. The note is past due and was originally due on July 26, 2010.	68,904	66,384
(4) Secured convertible note bearing interest at10% per annum that converts into Series B Preferred shares at a price of $125,000 per share, amended on July 1, 2012 and again on June 30, 2013	1,569,663	1,513,964
(5) Secured convertible note bearing interest at 8%per annum with a conversion into Preferred B series shares at a price of $125,000 per share. amended on July 1, 2012 and was due on June 30, 2013	1,926,440	1,836,473
(6) Note executed in May 2002 bearing interest at 8% per annum, originally due in November 2008	380,826	370,200
(7) Note executed in May 2002 bearing interest at 8% per annum, no maturity date	384,635	371,387
(8) Four notes executed from September 22, 2009 through January 11, 2011	35,000	35,000
(9) Note executed in July 2011 bearing interest at 18%, maturity extended to August 23, 2014	163,662	170,095
Total notes payable, all deemed current, due to various defaults as discussed below	$5,005,384	$4,820,361

9.           NOTES PAYABLE IN DEFAULT AND LINE OF CREDIT - continued

(1) 17.98% - Hospice convertible debenture – Originally due on September 30, 2004.  The note was revised to accrue interest of $50,000 through September 30, 2004, the original due date.  The effective interest rate is 17.98%.  The debenture was to begin to be paid in January 2007 over a period of 18 months at a monthly amount of $8,333. The note holder had agreed to no additional interest beyond September 30, 2004.  The Company is in breach of this agreement as of January 2007 and thereafter as a result of not making payments and is in default. The Company has not received a response from the note holder regarding a settlement proposal.  This note is unsecured and continues in default.

 (2) Schneller convertible notes (John Schneller is a member of the Board of Directors, appointed on July 3, 2013 and was appointed Chief Financial Officer on May 1, 2014.) originated on December 23, 2008 with a loan of $100,000 with a maturity date of December 31, 2009. If the loan was not repaid by the designated date a loan redemption fee of $50,000 was added to principle.  The $100,000 bears a default simple interest rate of 20%. The accrued interest payable was $138,567 and $119,171 for December 31, 2013 and June 30, 2013.  Since this note has been in default the Company has been accruing costs that reflect the value of common shares and warrants every 90 days that this note remains in default.  The note holder earns every 90 days of default 2,672,000 of common shares and 2,672,000 warrants that are being recorded based on the stock value.  As of December 31, 2013,39,634,667shares of common stock and39,634,667 warrants to purchase common stock with a 5 year term were due to Schneller.  The value of the accrued financing costs for the interest, 39,634,667 common shares and warrants as of December 31, 2013 was $830,792.  See Commitments and Contingencies for further explanation. (Note 13).

(3) Koeting convertible note payable, with simple interest at 10%, originated on March 26, 2010 with a loan to the Company of $50,000 payable on July 26, 2010. Accrued interest was payable as of December 31, 2013 and June 30, 2013 of $18,904 and $16,384, respectively.  The Company is in default on this note as of July 26, 2010 and thereafter.  The Company has sought an extension, has received a response and is considering options to renegotiate the terms of the note. The note is unsecured.

(4) The note amount of $1,069,199 was lent by Sonoran Pacific Resources (a related party to a shareholder that has significant ownership in the Company) over the past several years at varying amounts to assist the Company for the purposes of funding operations. Interest payable had accrued in the amount of $500,464 at December 31, 2013 for a total note balance at such date of $1,569,663.  Interest payable had accrued in the amount of $286,196 as of June 30, 2013 for a total note balance at such date of $1,513,965. As of July 1, 2012, an amended and restated loan agreement was signed which stated that the note was deemed not in default.  The lender was awarded 100 million common shares and 100 million warrants in exchange for the amended and restated loan agreement.  The interest rate from July 1, 2012 to June 30, 2014 was 10%.  If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. As part of the amended loan agreement the note was extended to June 30, 2014.  This note and the one described below are convertible into Preferred B stock at $125,000 per share based on the total outstanding note balances at the dates of conversion.  This note is secured by all assets of the Company.

(5) The note amount of $1,190,458 was also lent by Sonoran Pacific Resources over the past several years at varying amounts to assist the Company to augment cash flow to fund operations. Interest payable had accrued in the amount of $735,981 at December 31, 2013 for a total note balance at such date of $1,926,440.  There was accrued interest payable of $646,015 at June 30, 2013 for a total note balance at such date of $1,836,473. There was a Replacement Secured Convertible Promissory Note in the original amount of $1,395,452 having an original date of April 17, 2010 and a Replacement Date of January 1, 2011.  As of July 1, 2012, an amended loan agreement was signed that the note was deemed not in default.  The interest rate from July 1, 2012 to June 30, 2014 is 8%.  If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. This note is secured by all assets of the Company.

The above convertible notes (5) and (6) are convertible into an aggregate of 23.33 shares of Series “B” preferred stock.

9.           NOTES PAYABLE IN DEFAULT AND LINE OF CREDIT  – continued

(6) On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group; the shares were exchanged for a $300,000 three-year note to be amortized over ten years at 8%.  The shares of stock are held in escrow until the notes are completely paid.  If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders.  The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640.  The balloon payment of $272,076 was due on November 1, 2008.  The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note.  The Company has sought an extension/modification and has not received a response.  The Company continues to accrue interest at 8%.  The accrued interest payable was $117,334 and $106,708 at December 31, 2013 and June 30, 2013, respectively.  The total note balances at such dates were $380,826 and $370,200, respectively.

(7) One of the Company’s former directors has lent funds in varying amounts beginning November 5, 2010.  Outstanding principal totals were $237,194 and $344,576 at March 31, 2013 and June 30, 2012, respectively. The Company paid $150,000 on the note on January 3, 2013. Interest payable accrued at 8%. Total balances outstanding of $384,635 and $371,387, at December 31, 2013 and June 30, 2013, respectively. There is no maturity.

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

(9) Genesis Finance Corporation loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%.  The note was being paid in installments of $2,325 on the 25th of each month.  On August 26, 2012 an amended promissory note extended the maturity date to February 27, 2013. On January 30, 2013 an additional extension of six months was granted through August 23, 2013. On August 2013, an extension was granted through February 23, 2014. In February 2014 an extension was granted through August 23, 2014.  The Company agreed to pay a 2% extension fee in the amount of $3,100 upon signing of each extension and to deposit $6,975 to be used to make monthly payments for March, April and May 2013 and August, September and October of 2013. In connection with the debt extensions, the Company agreed to issue an aggregate of 1,000,000 shares to Genesis, which shares were issued subsequently.  The Company issued .5 unit of Preferred Series B in exchange for the note extension. This note is guaranteed by Sonoran Pacific Resources.  Accrued interest expense was $8,663 and $6,920 at December 31, 2013 and June 30, 2013, respectively.   The Company is current per the date of this filing and is negotiating an extension through February 23, 2015.

During the six months ended December 31, 2013, the Company recorded income of $743,868 from the Company’s old accounts payable and accrued expenses meeting the statute of limitations.  This amount is included in other income in the Company’s statement of operations.

On October 29, 2013 the Company engaged Western State Bank as its primary commercial lender.  The Company’s initial line of credit was in the amount of $250,000 and is backed by the Company’s accounts receivable balance.  The Company is able to borrow against the line up to 80% of qualified receivables.  The rate at which the Company borrows is the greater of either 6.5% or the Wall Street Journal Prime Interst Rate plus 1.000%.  Interest is accrued and paid monthly with principle balance due on January 30, 2015.

10.         COMMON STOCK

As of December 31, 2013 and June 30, 2013, the Company had a total of 1,033,299,590 and 997,299,586 shares of common stock outstanding, respectively. On July 13, 2013, the Board of Directors amended the Articles of Incorporation to increase the authorized number of common shares in the Company to 4 billion shares from 2 billion shares previously authorized.

●
On October 1, 2013 a third party individual purchased 2 Series B Preferred Shares, 12,000,000 Common Shares, and 4,000,000 Warrants to purchase Common Shares with a two-year expiration and a $0.01 strike price.  The Company received proceeds of $250,000.

●
On November 1, 2013, a third party individual purchased 1 Series B Preferred Share, 10,000,000 Common Shares, and 4,000,000 Warrants to purchase Common Shares with a 2-year expiration and a $0.01 strike price. The Company received proceeds of $125,000

●
On December 13, 2013, a third party investment company purchased 0.5 Series B Preferred Share, 3,000,000 Common Shares, and 1,000,000 Warrants to purchase Common Shares with a two year expiration and a $0.01 strike price.  The Company received proceeds of $62,500.

●
The Company received proceeds of $15,000 on October 1, 2013 for the purchase of .05 preferred share and 1,500,000 common shares and warrants to purchase 500,000 common shares with a two year expiration and a $0.01 strike price. These shares were issued September 30, 2013.

During the three months ended September 30, 2013 the Company issued 1.50 Series B Preferred Shares 11,000,000 shares of common stock with 3,500,000 warrants for total consideration of $203,125.

During the three months ended December 31, 2013, the Company issued no common shares or warrants for the conversion of debt and interest.

11.         PREFERRED STOCK

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock.  The amended Articles of Incorporation authorized 37 and 63 shares of Series “A” and “B” preferred stock, respectively, of which 35.75 Series “A” and 55.70 Series “B” shares, respectively, were issued and outstanding as of December 31, 2013

Each share of Series “A” Preferred Stock was convertible into a 1% ownership interest in the Company’s common stock on a non-dilutive basis, giving effect to the common stock issued and the exercise of all outstanding warrants to purchase common stock, on a post-exercised basis.  Each share of Series “A” Preferred Stock may bear dividends when, as and if declared by the Board of Directors.  The Series “A” Preferred is senior to the Series “B” Preferred and to the common stock with respect to liquidation.

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

The Company issued  5 shares of Series B Preferred Stock to the newly appointed Chief Executive Officer (appointed June 1, 2013).

Mr. McDermott was awarded an option to acquire 100,000,000 shares of the Company’s common stock (the "McDermott Common Stock Option").  20,000,000 of the McDermott Common Stock Options vested on July 1, 2013, with the remaining McDermott Common Stock Options to be vested at the rate of 20,000,000 each on the subsequent anniversary dates of the date of the McDermott Agreement. The Common Stock Option has an exercise price equal to the Ten (10) trading day closing price of the shares prior to the Effective Date (the effective date being June 1, 2013) and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. McDermott. Further, Mr. McDermott was awarded 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "McDermott Series B Grant").  One share of the McDermott Series B Grant was vested on July 1, 2013, with the remaining McDermott Series B Shares to be vested at the rate of one each on the subsequent anniversary dates of July 1, 2013. At December 31, 2013, the Company has recognized $187,500 as compensation expense for the vesting of the preferred B shares and $387,000 as compensation expense for the vesting of common stock options.

13.         COMMITMENTS AND CONTINGENCIES

There has been a dispute in regard to an agreement between the Company and investor John Schneller with respect to the number of common shares that are to be issued to him for each 90 day default period occurs.  The agreement dated May 5, 2010, states that a certain number of shares are to be awarded to Schneller as a result of the Company not paying his note payable and related accrued interest payable.  As a result of this dispute, the accounting records reflect a financing fee accrual based on the common share value per each 90 day default period since May 2010.  The accrued expense as of December 31, 2013 was $692,225. In July 2013, Mr. Schneller was appointed as Chairman of the Company’s Audit Committee.  In May 2014, the Board of Directors of the Company and Mr. Schneller no longer held the note in dispute. The Board further resolved that Mr. McDermott would negotiate a settlement to be presented to the Board of Directors at a future date at such time as terms could be agreed between Mr. Schneller and the Company.  Interest will continue to accrue.

14.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements were available to be issued and has found the following material events to report.

Common Stock, Series B Preferred Stock and Warrants to purchase Common Stock have been issued in the following amounts to investors subsequent to the close of the period ended December 31, 2013:

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

●
On June 30, 2014, a third party individual purchased 10,000,000 Common Shares and Warrants to Purchase 4,000,000 Common Shares with a two-year expiration and a $0.015 strike price.  The Company received proceeds of $125,000.

●
On June 30, 2014, a third party individual purchased 2,000,000 Common Shares and Warrants to Purchase 800,000 Common Shares with a two-year expiration and a $0.015 strike price.  The Company received proceeds of $25,000.

On May 1, 2014, the Board of Directors authorized the Company’s Chief Executive Officer, Robert McDermott, 3.25 shares of Series B Preferred Shares. The Company will record compensation expense in the fourth quarter of fiscal year 2014 for the Series B Preferred Shares issuance.

Subsequent to the close of the December 31, 2013 quarter, on February 22, 2014, the Board of Directors of the Company notified the former Chief Executive Officer, Fred Zolla, that he was in violation of various provisions of his Separation Agreement and that the Company would no longer make payments under the terms of the Settlement Agreement.  The former Chief Executive Officer disputes this claim and has filed an arbitration action with the American Arbitration Association (AAA), as required by the Separation Agreement that was in place at the time of Mr. Zolla’s separation from the company.  The Company believes that it has acted in a manner in accordance with the terms of the Agreement and will rigorously make assertions to that effect during the AAA process.  We do not believe that any costs or losses associated with this action will be material to the company.  A hearing is expected to proceed in December 2014.

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

On July 1, 2013, Robert McDermott entered into an Employment Agreement (the "McDermott Agreement") with the Company Pursuant to the terms of the McDermott Agreement; Mr. McDermott has assumed the position of Chief Executive Officer of the Company.  The McDermott Agreement is for a period of two years and Mr. McDermott is to receive a base annual salary of $200,000 plus an annual bonus up to 100% of his base salary. Additional bonus is to be determined by the Board. In addition, Mr. McDermott was awarded an option to acquire 100,000,000 shares of the Company’s common stock (the "McDermott Common Stock Option").  20,000,000 of the McDermott Common Stock Options vested on July 1, 2013, with the remaining McDermott Common Stock Options to be vested at the rate of 20,000,000 each on the subsequent anniversary dates of the date of the McDermott Agreement. The Common Stock Option has an exercise price equal to the Ten (10) trading day closing price of the shares prior to the Effective Date (the effective date being June 1, 2013) and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. McDermott. Further, Mr. McDermott was awarded 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "McDermott Series B Grant").  One share of the McDermott Series B Grant was vested on July 1, 2013, with the remaining McDermott Series B Shares to be vested at the rate of one each on the subsequent anniversary dates of July 1, 2013.

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

The Company anticipates having three sources of income

The Company anticipates generating revenue from three segments:

1.	Subscription revenue from the iCoreExchange
2.	Meaningful Use Consulting
3.	Custom EHR Sales

The new management team expects to consistently upgrade existing software and services as well as roll out new products based on customer feedback and measured market demand.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended December 31, 2013, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital

Cash was $54,832 at December 31, 2013 compared to $513,272 at June 30, 2013.  Net cash declined by $458,440 for the six months ended December 31, 2013 as compared to a net cash increase of $428,759 for the six months ended December 31, 2012.  The increased use of cash for the six months ended December 31, 2013 versus the six months ended December 31, 2012 is primarily attributed to increased operating expenses such as salaries and development costs as the Company ramps up new product development efforts as well as its sales and marketing effort.

Net cash used in operating activities was $1,327,285 as a result of the Company’s expanded product development, sales and marketing efforts.  Net cash used in investing activities was $16,780 to build out the Company’s headquarters in Windermere Florida.  Net cash provided by financing activities was $885,625 for the six months ended December 31, 2013 as compared to net cash provided by financing activities of $1,313,500 for the six months ended December 31, 2012. The Company issued $655,625 of equity during the period as well as borrowing from the new accounts receivable-backed Credit Facility with our primary commercial lender in the amount of $250,000.

The Company continues to operate at a loss and is projected to do so until at least the end of fiscal 2014.  A lack of available investment capital in the quarter ended December 31, 2013 required the Company to consolidate operations while attempting an aggressive development schedule to initiate the Company’s new iCoreExchange development effort. The Company will continue to rely on raising capital through equity investments and/or debt instruments and commercial lending to maintain operations.   There is no assurance that the Company will be able to raise additional capital.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $53,108,333, $66,402,939 and $6,423,319 at December 31, 2013, respectively.  The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and borrowing under an accounts receivable-backed commercial line of credit.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.

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

Results of Operations

Three months ended December 31, 2013 Compared to Three Months Ended December 31, 2012

	Three Months Ended December 31,
	(unaudited)
	2013	2012
Net Sales and Revenues	$382,113	$18,852
Cost of Services	116,683	-0-
General and Administrative	948,469	510,076
Bad Debt Expense	-0-	-0-
Total Expenses	808,117	510,076
Net Loss from operations	$(542,687)	$(491,224)

Revenues

The Company's revenues for the three months ended December 31, 2013 increased to $382,113 from $18,852 for the three months ended December 31, 2012, an increase of approximately 1926%.  The increase was due primarily to the Company’s focus on core Meaningful Use Consulting Services in which the Company’s assists dentists and physicians to secure funds under the Federal Meaningful Use Incentive Funds program.

Cost of Services

Cost of Services for the three months ended December 31, 2013 and 2012, were $116,683 and $-0-, respectively.  The increase in Cost of Services was attributable to increases in consultants and support staff required to grow and support iMedicor’s Meaningful Use consulting business.

General and Administrative Expenses

General and administrative expenses for the three months ending December 31, 2013 increased to $948,469 from $510,076 for the three months ended December 31, 2012, representing an increase of 85.9%.  The increase in operating expenses is primarily associated with increased new product software development costs and an increase in direct costs associated with selling and supporting Meaningful Use Consulting revenues and stock compensation.

Loss from Operations

Loss from operations for the three months ended December 31, 2013 totaled $542,687 compared to $491,224 for the three months ended December 31, 2012, representing an increase of 10.5%.  The muted inecrease in loss from operations for the three months ended December 31, 2013 relative to the rate of revenue growth in the period was primarily attributed to management’s focus on expense containment while growing revenue and measured investments in new product development, sales and marketing.

Six  months ended December 31, 2013 Compared to Six Months Ended December 31, 2012

	Six Months Ended December 31,
	2013	2012
Net Sales and Revenue	$565,440	$29,352
Cost of Services	207,631	-
General and Administrative	1,682,732	854,695
Bad Debt Expense	-	62,000
Loss from operations	(1,324,923)	(887,343)
Total Other Income (Expenses)	3,448,890	(207,146)
Net Income (loss) from operations	$2,123,967	$(1,094,489)

Loss from operations for the six months ended December 31 2013 totaled $1,324,923 as compared to a loss from operations of $887,343 for the six months ended December 31, 2013.  The increase in operating losses was attributable to increased general and administrative expenses including increased stock based compensation in the period as well as measured investments in new product development, sales and marketing. Other income includes a $2,966,493 gain on change in derivative liability value which was the result of a reclassification of that instrument from a liability to additional paid in capital.  (See Note 3. Accounting for Derivative Instruments).

Revenues

The Company's revenues for the six months ended December 31, 2013 increased to $564,440 from $29,352 for the six months ended December 31, 2012, an increase of approximately 1823%.  The increase was due primarily to the Company’s focus on core Meaningful Use Consulting Services in which the Company assists dentists and physicians to secure funds under the Federal Meaningful Use Incentive Funds program.

Cost of Services

Cost of Services for the six months ended December 31, 2013 and 2012, were $207,631 and $-0-, respectively.  The increase in Cost of Services was attributable to increases in consultants and support staff required to grow and support iMedicor’s Meaningful Use consulting business.

General and Administrative Expenses

General and administrative expenses for the six months ending December 31, 2013 increased to $1,682,732 from $916,695 for the six months ended December 31, 2012, representing an increase of 84%.  The increase in operating expenses is primarily associated with increased new product software development costs and an increase in direct costs associated with selling and supporting Meaningful Use Consulting revenues.

ITEM 4.  CONTROLS AND PROCEDURES

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2013, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013.

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

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of December 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

During the period ended December 31, 2013, the Company’s Board of Directors adopted formal charters for an audit committee, with an independent director or member with financial expertise in an effort to improve upon previously ineffective oversight of external financial reporting and internal controls over financial reporting.

On November 5, 2013, by unanimous written consent of the Board of Directors, the Company adopted standing committee charters including a standing Audit Committee a permanent committee of the Board of Directors. The Board expects in the near future to identify an “audit committee financial expert” to serve on the Audit Committee of the Board of Directors under, “Audit Committee Financial Experts” guidelines as set forth in Section 407 of the Sarbanes Oxley Act of 2002 and will be named Chairman of the Audit Committee.

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