Form 10-Q
period 2014-03-31
iMedicor
filed 2015-02-25
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, ever y Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

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

There were 1,116,299,589 outstanding shares of the issuer’s Common Stock, $0.001 par value, on February 23, 2015.

iMEDICOR, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2014

      iMEDICOR, INC.
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)

	March 31, 2014	June 30, 2013

ASSETS
Current assets:
Cash and cash equivalents - interest bearing	$78,344	$513,272
Accounts receivable, net of allowance for doubtful accounts of $-0- and $-0 - at March 31, 2014 and June 30, 2013, respectively	805,906	8,186

Total Current Assets	884,250	521,458

Fixed Assets, net of accumulated depreciation	14,683	-

Other assets:
Security deposit	3,600	-

Total Assets	$902,533	$521,458

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable and accrued interest in default	$5,397,570	$4,820,361
Accounts payable and accrued expenses	782,863	1,852,851
Due to related party	692,225	638,785
Line of Credit payable	417,000	-
Warrants – derivative liability	-	5,999,435

Total Liabilities	7,289,658	13,311,432

Stockholders' Equity (Deficit)
Preferred Stock, Series A par value $.001; Authorized: 37 shares; Issued and Outstanding: 35.75 and 35.75 shares at March 31, 2014 and June 30, 2013, respectively	-	-
Preferred Stock, Series B par value $.001; Authorized 63 shares; Issued and Outstanding: 29.50 and 18.75 shares at March 31, 2014 and June 30, 2013, respectively	-	-
Common stock, par value $.001 per share; Authorized: 4,000,000,000 shares;
Issued and outstanding: 1,043,399,590 and 997,299,586 shares at March 31, 2014 and June 30, 2013, respectively	1,043,300	997,299
Additional Paid-in Capital	45,732,093	41,445,027
Accumulated Deficit	(53,162,518)	(55,232,300)

Total Stockholders' Deficit	(6,387,125)	(12,789,974)

Total Liabilities and Stockholders' Deficit	$902,533	$521,458

See notes to financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended,
	March 31, 2014	March 31, 2013

Revenues	$412,045	$36,333

Cost of Services	81,180	-

Gross Profit	330,865	36,333

Expenses:
General and administrative	519,520	5,663,099
Impairment of technology asset	-	966,412
Acquisition expenses	-	400,016
Bad debt expense	-	26,280
Depreciation and amortization	2,097	4,820

Total Expenses	521,617	7,060,627

Loss from operations	(190,752)	(7,024,294)

Other Income/(Expenses:)
Change in Fair Value - Derivatives	-	605,546
Other income – litigation/debt settlement	248,164	-
Interest expense	(106,561)	(116,000)
Loan extension fees	(5,038)	-
Financing costs	-	(142,571)

Total Other Income/(Expenses)	136,565	346,975

Net loss	$(54,187)	$(6,677,319)

Net income (loss) per share	$-	$(0.01)

Weighted average shares basic and diluted	1,027,899,409	782,114,877

See notes to financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	For the Nine Months Ended,
	March 31, 2014	March 31, 2013

Revenues	$977,486	$65,685

Cost of Services	288,812	-

Gross Profit	688,674	65,685

Expenses:
General and administrative	2,202,251	6,558,145
Impairment of technology asset	-	1,143,457
Acquisition expense	-	400,016
Bad debt expense	-	88,280
Depreciation and amortization	2,097	4,820

Total Expenses	2,204,348	8,194,718

Loss from operations	(1,515,674)	(8,129,033)

Other Income/(Expenses:)
Change in Fair Value - Derivatives	2,966,493	1,385,520
Other income – litigation/debt settlement	992,895	-
Gain (loss) on debt redemption	-	(49,672)
Interest expense	(315,454)	(361,446)
Loan extension fees	(58,478)	-
Financing costs	-	(716,927)
Total Other Income/(Expenses)	3,585,456	257,475

Net income (loss)	$2,069,782	$(7,871,558)

Net income (loss) per share	$-	$(0.01)

Weighted average shares basic	1,027,899,409	650,783,725
Weighted average shares diluted	1,698,603,773	650,783,725

See notes to financial statements.

iMEDICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2014 AND 2013
 (UNAUDITED)

	For the Nine Months Ended,
	March 31, 2014	March 31, 2013

Cash Flows From Operating Activities
Net income (loss)	$2,069,782	$(7,871,558)
Adjustment to reconcile net income to net Cash provided by operating activities
Depreciation expense	2,097	4,820
Share based compensation expense	574,500	4,893,342
Gain on change in value – Derivative Warrant	(2,966,493)	(1,385,520)
Loss on redemption	-	49,672
Financing and acquisition costs	-	1,116,943

Impairment of technology asset and goodwill	-	1,143,457
Bad Debt	-	88,280
(Increase) decrease in
Change in accounts receivable	(797,720)	398
Change in accounts payable	(709,014)	637,925
Change in security deposit	(3,600)	-
Net Cash Used in Operating Activities	(1,830,448)	(1,322,241)

Cash Flows Used in Investing Activities
Purchase of leasehold improvements	(16,780)	-
Net Cash Used in Investing Activities	(16,780)	-

Cash Flows From Financing Activities
Proceeds from line of credit	417,000	-
Proceeds from note payable	307,000	195,000
Payments on notes payable	(37,325)	(150,000)
Proceeds from issuance of common stock	725,625	1,409,375
Net Cash Provided by Financing Activities	1,412,300	1,454,375

Net Increase (Decrease) in Cash	(434,928)	132,134

Cash at the Beginning of Period	513,272	67
Cash at End of Period	$78,344	$132,201

Supplemental disclosures:
Non-Cash Investing and Financing Activities
Derivative liability - Warrants	$5,999,435	$8,228,882
Share based compensation expense	574,500-	-
Exchanged stock for acquisition expense	-	400,016
Exchanged stock for Technology software asset	-	660,000
Exchanged stock for acquisition of Claridis stock	-	421,053
Exchanged stock for note payable and accrued interest	-	358,434
Issuance of common stock for debt extension	-	211,289
Issuance of warrants for debt extension	-	19,531

See notes to financial statements.

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

●	Cloud based, requiring no capital investment for equipment, servers, infrastructure or internal IT support on the part of the customer.
●	Flexible, cloud-based and interoperable across virtually all EHRs that use CCD/CCR standards.
●	Able to provide patient-interactive capability that allows primary care and specialized physicians to include patients and other members of the medical ecosystem to engage in a virtually-real time discussion regarding a patient’s healthcare issues
●	Highly affordable and suitable for dental and medical practices of any size
●	Customized in a HIPAA-compliant manner to perform across all records capture, storage and retrieval environments

The iCoreExchange is a HIPAA-compliant, online healthcare information data exchange and secure messaging hub for physicians, patients and other members of the healthcare community, to collaborate, exchange secure patient- specific records and use the network as a broad-based referral community. HIPAA stands for the Health Insurance Portability and Accountability Act of 1996 and is a set of rules and guidelines that must be followed by doctors, hospitals and other health care providers concerning the handling and privacy protection of vital patient medical data.

The iCoreExchange allows Physicians to communicate securely with other doctors, sharing patient files, records and images quickly and securely in a HIPAA-compliant environment. The exchange assists doctors and their staff members to use the network to securely communicate outside of the network for individual record transport/communication, collaboration and referrals.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Operating results for the three and nine month periods ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2013 and notes thereto contained in the Annual Report on Form 10-K of the Company as filed with the SEC on February 24, 2014.

2.  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $53,162,518, $6,387,125 and $6,405,408 at March 31, 2014, respectively. The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities. The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all. (See Note 14 - Subsequent Events).

Currently, management is seeking to develop a vastly improved healthcare communications system and attract alliances with strategic partners to allow the Company to generate revenues that will enable the Company to be self- sustaining. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of the customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required. The Company expects to establish an allowance at June 30, 2014.

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

Property and Equipment
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

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset.

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

The Company has accrued $150,000 for compensation due to Robert McDermott, the Company’s Chief Executive Officer, at March 31, 2014. The amount accrued relates to a compensation agreement between Mr. McDermott and the Company’s Board of Directors effective July 1, 2013 the date on which Mr. McDermott was appointed by the Board to the position of Chief Executive Officer.

Accounting for Derivative Instruments
The Company records all derivatives on the balance sheet at fair value. At June 30, 2013 , the Company had derivative liabilities that consisted of warrants issued by the Company which were deemed derivative instruments as the Company did not have sufficient authorized and unissued common stock to settle all common stock contracts outstanding during the periods to which the derivatives are outstanding. On July 13, 2013, the Company increased the number of authorized shares to 4,000,000,000 and accordingly, at such time, the Company was then able to assert that it did have sufficient authorized and unissued common stock to settle all common stock contracts outstanding. Thus, in accordance with ASC 815-40, the derivative liability was measured at fair value through earnings one last time on July 13, 2013 and then reclassified on such date to additional paid in capital.  As a result, the Company recognized a gain on change in derivative of approximately $2.97 million for the three months ended September 30, 2013 and reclassified approximately $3.03 million from derivative liability to additional paid in capital on July 13, 2013.

The final derivative liability valuation at July 13, 2013 was valued using the Black Scholes Merton valuation model with the following estimates used significant inputs:

Exercise Price	$0.01
Term	0.04
Volatility	79.25%
Risk Free Rate of Return	0.02%

Fair Value of Financial Instruments
Management believes that the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short - term nature of these instruments. The carrying amount of the Company’s debt also approximates fair value, based on market quote values (where applicable) or discounted cash flow analyses. (See discussion of Fair Value Measurements below).

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurement Using

March 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative warrant liability	$-	$-	$-	$-	$-

March 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative warrant liability	$5,999,435	$-	$-	$5,999,435	$5,999,435

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

The Company  accounts  for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The  policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has  analyzed its filing positions in all jurisdictions where it is required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. The Company is  subject to tax examinations. In the event that it is assessed penalties and or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

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

As of March 31, 2014 and 2013 the Company had 406,176,001 and 259,767,666, respectively, warrants and options which may be converted into common shares.   The Company had convertible debt and Series A and Series B convertible preferred shares that were convertible into 680,296,533 and 699,633,789 common shares at March 31, 2014 and 2013, respectively.

5. WARRANTS AND OPTIONS

During the nine months ended March 31, 2014, no warrants were exercised. During the nine  months ended March, 2014, 16,315,666 warrants expired,.

During the nine  months ended March 31, 2014 the Company issued 12,500,000 warrants.

Summary of the warrants is as follows:

	March 31, 2014
	Warrants	Weighted Exercise Price Range
Outstanding at beginning of the period	307,927,667	$0.01 - 0.24
Issued	12,500,000	$0.01
Exercised	-
Forfeited	-
Expired	(16,315,666)	$0.01 - 0.105
Outstanding at end of period	304,112,001	$0.01 - 0.24
Exercisable at end of period	304,112,001	$0.01 - 0.24

The intrinsic value of the outstanding warrants at March 31, 2014 is $0.

Summary of Options:

On July 1, 2013, the Company granted 100,000,000, four year options to Robert McDermott. The options vest as follows: 25,000,000 immediately, 25,000,000 on each subsequent three July 1 periods. For the nine-months ended March 31, 2014, the Company recorded $387,000 of stock compensation expense The Company  uses the Black Scholes option pricing model to value options. The significant assumptions relating to the valuation of the Company’s options for the period ended March 31, 2014 were as follows:

Exercise Price	$0.013
Term	4 years
Volatility	79.25%
Risk Free Rate of Return	3.40%

As of March 31, 2014, the remaining unamortized stock compensation expense is $903,000, which will be recognized through June 30, 2017.

6. NOTES PAYABLE IN DEFAULT

Interest expense for the nine months ended as of March 31, 2014 was $315,454 and for the nine months ended March 31, 2013 was $361,446. Notes payable and accrued interest at March 31, 2014 and June 30, 2013 consisted of the following:

	March 31, 2014	June 30, 2013
(1) Hospice Convertible Debenture	$150,000	$150,000
(2) Schneller Convertible Note, Related Party	335,952	306,857
(3) Koeting Convertible Note	70,164	66,384
(4) Sonoran Pacific Resources Secured Convertible Note	1,607,512	1,513,964
(5) Sonoran Pacific Resources Secured Convertible Note	2,265,169	1,836,473
(6) Wellbrock Group	386,139	370,200
(7) Note, Related Party	376,259	371,387
(8) Other Notes	40,000	35,000
(9) Genesis Finance Corporation Note	166,375	170,095
Total notes payable, current	$5,397,570	$4,820,361

(1) 17.98% - Hospice convertible debenture – Originally due on September 30, 2004 and is convertible at $1.00 per share. The note was revised to accrue interest of $50,000 through September 30, 2004, the original due date. The debenture was to begin to be paid in January 2007 over a period of 18 months at a monthly amount of $8,333. The note holder had agreed to no additional interest beyond September 30, 2004.  The Company is in breach of this agreement as of June 2008 and thereafter as a result of not making payments and is in default. The Company has not received a response from the note holder regarding a settlement proposal.  This note is unsecured and continues in default.

(2) Schneller convertible notes (John Schneller is a member of the Board of Directors, appointed on July 3, 2013 and was appointed Chief Financial Officer on May 1, 2014.) originated on December 23, 2008 with a loan of $100,000 with a maturity date of December 31, 2009.  The note is convertible at $0.05 per share. If the loan was not repaid by the designated date a loan redemption fee of $50,000 was added to principal. The $150,000 bears a default simple interest rate of 20%. The accrued interest payable was $185,952 and $156,858 for March 31, 2014 and June 30, 2013. Since this note has been in default the Company has been accruing costs that reflect the value of 2,672,000 common shares and2,672,000 warrants for every 90 days that this note remains in default. The stock and the warrants have not been issued.  As of March 31, 2014, 44,084,000 shares of common stock and 44,084,000 warrants to purchase common stock with a 5 year term were due to Schneller. The value of the accrued financing costs for the interest, 44,084,000 common shares and warrants as of March 31, 2014 was $692,225.

(3) Koeting convertible note payable, with simple interest at 10%, originated on March 26, 2010 with a loan to the Company of $50,000 payable on July 26, 2010.  The note is convertible at $0.05 per share. Accrued interest was payable as of June 30, 2014 and  2013 of $20,164 and $16,384, respectively. The Company is in default on this note as of July 26, 2010 and thereafter. The Company has sought an extension, has received a response and is considering options to renegotiate the terms of the note. The note is unsecured.

(4) The original note amount of $1,069,199 was lent by Sonoran Pacific Resources (a related party to a shareholder that has significant ownership in the Company) over the past several years at varying amounts. Interest payable had accrued in the amount of $538,313 at March 31, 2014 for a total note balance at such date of $1,607,512. Interest payable had accrued in the amount of $444,765 as of June 30, 2013 for a total note balance at such date of $1,513,964. As of July 1, 2012, an amended and  restated loan agreement was signed which stated that the note was deemed not in default. The lender was awarded 100 million common shares and 100 million warrants in exchange for the amended and restated loan agreement which was expensed as interest.  As part of the amended loan agreement the note was extended to June 30, 2014. The interest rate from July 1, 2012 to June 30, 2014 was 10%. If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. This note and the one described below are convertible into Preferred B stock at $125,000 per share based on the total outstanding note balances at the dates of conversion. This note is secured by all assets of the Company. The note is in default.

(5) The original note amount of $1,190,458 was also lent by Sonoran Pacific Resources over the past several years at varying amounts.. Interest payable had accrued in the amount of $1,074,711 at March 31, 2014 for a total note balance at such date of $2,265,169. There was accrued interest payable of $646,015 at June 30, 2013 for a total note balance at such date of $1,836,473 There was a Replacement Secured Convertible Promissory Note in the original amount of $1,395,452 having an original date of April 17, 2010 and a Replacement Date of January 1, 2011. As of July 1, 2012, an amended loan agreement was signed that the note was deemed not in default. The interest rate from July 1, 2012 to June 30, 2014 is 8%. If the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. This note is secured by all assets of the Company. The note is in default.

The above convertible notes (4) and (5) are convertible into an aggregate of 30.98 shares of Series “B” preferred stock.

(6) On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group; the shares were exchanged for a $300,000 three-year note. The shares of stock are held in escrow until the notes are completely paid.  If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders.  The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640. The balloon payment of $272,076 was due on November 1, 2008. The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note.  The Company has sought an extension/modification and has not received a response.  The Company continues to accrue interest at 8%.  The accrued interest payable was $122,647 and $106,708 at March 31, 2014 and June 30, 2013, respectively. The total note balances at such dates were $386,139 and $370,200, respectively.

(7)  One  of  the  Company’s  former  directors  has  lent  funds  in  varying  amounts  beginning  November  5, 2010.  The Company paid $150,000 on the note on January 3, 2013. Interest payable accrued at 8%. Total balances outstanding of $376,259and $371,387, at March 31, 2014 and June 30, 2013, respectively. There is no maturity.

(8) Two notes payable totaling $40,000 and $35,000 as of March 31, 2014 and June 30, 2013, respectively. The notes are non-interest bearing and unsecured The Company is in default on the notes, is in discussions to seek an extension on one of the notes and has not received a response from one of the note holders.

(9) Genesis Finance Corporation loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%. The note was being paid in installments of $2,325 on the 25th of each month. On August 26, 2012 an amended promissory note extended the maturity date to February 27, 2013. On January 30, 2013 an additional extension of six months was granted through August 23, 2013. On August 2013, an extension was granted through February 23, 2014. In February 2014 an extension was granted through August 23, 2014.   The Company agreed to pay a 2% extension fee in the amount of $3,100 upon signing of each extension and to deposit $6,975 to be used to make monthly payments for March, April and May 2013 and August, September and October of 2013. In connection with the debt extensions, the Company issued an aggregate of 1,000,000 shares to Genesis.  The Company issued .5 unit of Preferred Series B in exchange for the note extensions. This note is guaranteed by Sonoran Pacific Resources.  Accrued interest expense was $11,374 and $15,095 at March 31, 2014 and June 30, 2013, respectively.   The Company is current at March 31, 2014  and is negotiating an extension through February 2015.

7.      COMMON STOCK

As of March 31, 2014 and June 30, 2013, the Company had a total of 1,043,299,590 and 997,299,586 shares of common stock outstanding, respectively. On July 13, 2013, the Board of Directors amended the Articles of Incorporation to increase the authorized number of common shares in the Company to 4 billion shares from 2 billion shares previously authorized.

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

During the three months ended March 31, 2014, the Company issued 10,000,000 common shares in exchange for $70,000.  The company issued no warrants during this period.

8.      PREFERRED STOCK

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock. The amended Articles of Incorporation authorized 37 and 63 shares of Series “A” and “B” preferred stock, respectively, of which 35.75 Series “A” and 29.50 Series “B” shares, respectively, were issued and outstanding as of March 31, 2014.

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

Each share of Series “B” Preferred Stock is convertible into  a 1% ownership interest in the Company’s common stock, on a non-dilutive basis, giving effect to the common stock issued and the exercise of all outstanding warrants to purchase common stock, on a post-exercised basis. Each share of Series “B” Preferred Stock may bear dividends when, as and if declared by the Board of Directors. The Series “B” Preferred is junior to the Series “A” Preferred, but senior to the common stock with respect to liquidation.

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

The Company issued a warrant to purchase 5 shares of Series B Preferred Stock to the newly appointed Chief Executive Officer (appointed July 1, 2013).

9. OTHER INCOME

During the nine months ended March 31, 2014, the Company recorded income of $992,895 from the Company’s old accounts payable and accrued expenses meeting the statute of limitations. This amount is included in other income in the Company’s statement of operations.

10. COMMITMENTS AND CONTINGINCIES

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

Employment Agreements:

On June 1, 2013, Fred Zolla, Chief Executive Officer, entered into an Employment Agreement with the Company. Pursuant to the terms of the Employment Agreement, Mr. Zolla will assume the position of Executive Chairman of the Board of Directors for a period of two years.  Mr. Zolla will receive an annual base salary of $200,000, plus an annual bonus up to 100% of his base salary, which bonus is to be determined by the Board.  In addition, Mr. Zolla was awarded and vested in an option to acquire 100,000,000 shares of the Company’s common stock (the "Common Stock Option". The Common Stock Option: (i) has an exercise price of $.017 per share; (ii) is exercisable for the five year period from the date of the Employment Agreement; and, (iii) contains provisions for a "cashless exercise" at the discretion of Mr. Zolla. The Common Stock option shall vest as follows: (X) one 1/3 of the Common Stock Shares at the execution of this agreement, (Y) 1/3 on the first year anniversary (June 1, 2014); and (Z) 1/3 on the second anniversary (June 1, 2015). Further, Mr. Zolla was awarded Warrants to acquire 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "Series B Warrants").  The Series B Warrants: (i) have an exercise price of $125,000 per share; and (ii) are exercisable from the date of vesting until the end of the five year period from the date of the Employment Agreement. The Series B Warrants become vested as follows: (x) one 1/3 of the Series B Warrants immediately, (y)1/3 on the first year anniversary date (June 1, 2014); and (z) 1/3 on the second anniversary date (June 1, 2015). All Series B Warrants will vest immediately in the case of change of control of the Company, death or permanent disability of Mr. Zolla  Any Series B Warrants that are not vested at the time that  Mr. Zolla is terminated for cause or he voluntarily terminates his employment with the Company, will be void. Mr. Zolla resigned on November 18, 2013.

On July 1, 2013, Robert McDermott entered into an Employment Agreement (the "McDermott Agreement") with the Company. Pursuant to the terms of the McDermott Agreement; Mr. McDermott has assumed the position of Chief

Executive Officer of the Company. The McDermott Agreement is for a period of two years and Mr. McDermott is to receive a base annual salary of $200,000 plus an annual bonus of 100% of his base salary. Additional bonus is to be determined by the Board. In addition, Mr. McDermott was awarded an option to acquire 100,000,000 shares of the Company’s common stock (the "McDermott Common Stock Option"). 25,000,000 of the McDermott Common Stock Option vested on July 1, 2013, with the remaining McDermott Common Stock Options to be vested at the rate of 25,000,000 each on the subsequent anniversary dates of the date of the McDermott Agreement. The Common Stock Option has an exercise price equal to the Ten (10) trading day closing price of the shares prior to the Effective Date (the effective date being June 1, 2013) and, (iii) contains a provisions for a "cashless exercise" at the discretion of Mr. McDermott. Further, Mr. McDermott was awarded 5 shares of the Company’s Series B Preferred Stock, or their equivalent (the "McDermott Series B Grant").  1.25 share of the McDermott Series B Grant was vested on July 1, 2013, with the remaining McDermott Series B Shares to be vested at the rate of 1.25 each on the subsequent anniversary dates of July 1, 2013.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying financial statements were available to be issued and has found the following material events to report.

Common Stock, Series B Preferred Stock and Warrants to purchase Common Stock have been issued in the following amounts to investors subsequent to the close of the period ended March 31, 2014:

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

On June 30th 2014 the board resolved many investor, shareholder and employee disputes to the satisfaction of the company.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in this Form 10-Q for the quarterly period ended March 31, 2014, which have been prepared in accordance with generally accepted accounting principles as recognized in the U.S.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital

Cash was $78,344, at March 31, 2014 compared to $513,272 at June 30, 2013. Net cash declined by $434,928 for the nine months ended March 31, 2014 as compared to a net cash increase of $132,134, for the nine months ended March 31, 2013. The increased use of cash for the nine months ended March 31, 2014 versus the nine months ended March 31, 2013 is primarily attributed to funding operations.

Net cash used in operating activities for the nine months ended March 31, 2014 was $1,830,448 as a result of the company’s expanded product development, sales and marketing efforts in conjunction with accounts payable retirement and costs of carrying increased receivables.  Net cash used in investing activities was $16,780 to build out the Company’s headquarters in Windermere Florida. Net cash provided by financing activities was $1,412,300 for the nine months ended March 31, 2014 as compared to net cash provided by financing activities of $1,454,375 for the nine months ended March 31, 2013. The increase is due to increased issuance of equity during the period as well as a new accounts receivable-backed Credit Facility with our primary commercial lender.

The Company continues to operate at a loss and is projected to do so until at least the end of fiscal 2015.  A lack of available investment capital in the quarter ended March 31, 2014 required the Company to consolidate operations while attempting an aggressive development schedule to initiate the Company’s new iCoreExchange development effort. The Company will continue to rely on raising capital through equity investments and/or debt instruments and commercial lending to maintain operations.   There is no assurance that the Company will be able to raise additional capital.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $53,162,518, $6,387,125 and $6,405,408 at March 31, 2014,  espectively. The Company’s activities have been primarily financed through convertible debentures, private placements of equity securities and borrowing under an accounts receivable-backed commercial line of credit. The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations. The financing may not be available on terms satisfactory to the Company, if at all.

Management is attempting to develop both an internal sales and marketing distribution network and alliances with strategic partners to allow us to generate revenues that will enable us to be self-sustaining. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is ultimately dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount s and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

The following table sets forth statement of operations data of the company for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues	$412,045	$36,333	$977,486	$65,685
Cost of Services	81,180	-	288,812	-
General &Administrative	519,520	5,663,099	2,202,251	6,558,145
Impairment of Technology Asset	-	966,412	-	1,143,457
Acquisition Expense	-	400,016	-	400,016
Bad Debt Expense	-	26,280	-	88,280
Depreciation & Amortization	2,097	4,820	2,097	4,820
Total Expenses	521,617	7,060,627	2,204,348	8,194,718
Loss from operations	$(190,752)	$(7,024,294)	$(1,515,674)	$(8,129,033)

Revenues

The Company's revenues for the three months ended March 31, 2014 increased to $412,045 from $36,333 for the three months ended March 31, 2013, an increase of approximately 1,134%..  The Company’s revenues for the nine months ended March 31, 2014 and 2013 were $977,486 and $65,685 respectively – an increase of 1,388%. The increase was due primarily to the Company’s focus on core Meaningful Use Consulting Services in which the Company assists dentists and physicians to secure funds under the Federal Meaningful Use Incentive Funds program

Cost of Services

Cost of Services for the three months ended March 31, 2014 and 2013 were $81,180 and $-0-, respectively Cost of Services for the nine months ended March 31, 2014 and 2013 were $288,812 and $-0- respectively. . The increase in Cost of Services was attributable to increases in Consultants and support staff required to grow and support iMedicor’s Meaningful Use consulting business.

General and Administrative Expenses

General and administrative expenses for the three months ending March 31, 2014 decreased to $519,520. from
$5,663,099, for the three months ended March 31, 2013 representing a decrease of 91%.  General and administrative expenses for the nine months ending March 31, 2014 decreased to $2,202,251 from $6,558,145 – a decrease of 66% This was primarily due to downsizing staff, eliminating stock offered for services, and reducing professional fees..

Bad Debt Expense

Bad Debt Expense for the nine months ended March 31, 2014 was $-0- compared to $26,280 for the period ended March 31, 2013. We do not anticipate an increase in bad debt expense in the foreseeable future due to the nature of our Meaningful Use Consulting Services.

Loss from Operations

Loss from operations for the three months ended March 31, 2014 totaled $190,752 compared to $7,024,294 for the three months ended March 31, 2013, representing a decrease of 97.2%. The decrease in losses from operations for the three months ended March 31, 2014 was primarily attributed to prior year impairment of assets in the amount of $966,412, financing acquisition expense of $400,016 and stock compensation expense

Income from operation for the nine months ended March 31, 2014 totaled  $2,069,782 compared  to a loss of  $7,871,558 for the nine months ended March 31, 2013 representing an increase of  $9,941,340.The increase in income from operations for the nine months ended March 31, 2014 was primarily attributed to prior year losses for impairment of assets in the amount of $1,143,487, stock compensation in the amount of $4,893,342 and  financing acquisition expense of $400,016 and  $716,927. This was accomplished while growing revenue through making measured investment in new product development and developing an effective sales and marketing team.

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2014, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of  March 31, 2014.

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

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of March, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

On November 5, 2013 the Board of Directors adopted an Audit Committee as a permanenet committee of the Board of Directors by unanimous written consent.  During the period ended March 31, 2014 the Board of Directors also adopted a formal charter for the Audit Committee which is to be chaired by an independent director or board member with the requisite credentials and experience to qualify as an “Audit Committee Financial Expert” as set forth in Section 407 of the Sarbanes Oxley Act of 2002.

This Committee is tasked, along with other appropriate matters, with the improvement of previously ineffective oversight of financial internal controls and the concomitant accuracy and timeliness of financial reporting.

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

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision- making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

3(ii)	Amended and Restated Bylaws dated as of August 15, 2013
4.1	Secured Convertible Promissory Note of the Company dated April 18, 2009*
4.2	Modification Agreement dated March 31, 2011**
4.3	Secured Convertible Promissory Note dated March 31, 2011**
4.4	Series “A” Preferred Stock Description**
4.5	Series "B" Preferred Stock Subscription Agreement**
4.6	Series “B” Preferred Stock Description**
4.7	Form of Note dated August 24, 2011
31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMedicor, Inc. (Registrant)

Date: January 5, 2015	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: January 5, 2015	By:	Donald G Sproat
Donald G Sproat
Chief Financial Officer
(Principal Accounting Officer)