Form 10-K
period 2014-06-30
iMedicor
filed 2015-12-09
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended June 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 000-52765

iMEDICOR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13506 Summerport Village Pkwy., #160, Windermere, FL 34786
(Address of principal executive offices) (Zip Code)

(888) 810-7706
 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☑

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐       Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the closing sale price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $6,392,843 assuming that all stockholders, other than executive officers, directors and 10% stockholders of the registrant, are non-affiliates.

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2015:  1,422,580,409

DOCUMENTS INCORPORATED BY REFERENCE: None

iMEDICOR, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2014

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

PART I

ITEM 1.  BUSINESS

OVERVIEW
 iMedicor Inc., a Nevada Corporation (the “Company”), builds cloud based software, healthcare records capture, storage, retrieval, transport and security related products. The Company’s focus presently is on three different revenue streams provided by: (1) iMedicor’s cloud-based exchange, the iCoreExchange, which allows physicians, patients and other members of the healthcare community to exchange patient-specific healthcare information securely via the internet, while maintaining compliance with all current Health Insurance Portability and Accountability Act (“HIPAA”) regulations, (2) Customized Electronic Health Record platform technology that is specifically tailored to provide specialized medical practices with a technology that conforms to workflows of a particular medical discipline such as ophthalmology, dentistry, orthopedic and other specialty practices, and (3) iMedicor has developed a Meaningful Use Consulting Division assisting both medical and dental healthcare providers becoming “Meaningful Use” compliant to ultimately qualify for federal incentive funds under the Federal Meaningful Use Incentive Funds Program.  iMedicor’s integrated software and service offering is unique in the healthcare space as it enables doctors to meet the increasing regulatory burden associated with secure HIPAA-compliant medical records transport with no change in healthcare delivery workflows at a very reasonable cost.

OUR TECHNOLOGY-BASED SOLUTIONS

Our iCoreExchange is designed to place mission-critical tools and features in the hands of physicians and their staff, especially in the areas of interoperability and secure communications.  The Exchange allows medical practices to reduce cost and increase healthcare to patients through upgraded, HIPAA-compliant modern communication technology.  iMedicor provides a HIPAA-compliant interoperable communications network that moves electronic on-line records and images regardless of the system in which they originated.  It allows for peer collaboration, expansion of the physicians referral network, and the ability to create communities.

The iCoreExchange offers hospital systems, State Health Information Exchanges (HIEs), Independent (Physician) Practice Associations (IPAs), and Regional Health Information Organizations (RHIOs) the extensive functionality needed to demonstrate the Interoperability requirements of “Meaningful Use” as defined by the US Department of Health and Human Services Office of the National Coordinator (ONC).  The iCoreExchange provides an immediate, low-cost solution for the US government’s mandate for an interoperable health information infrastructure that allows healthcare providers to become interconnected.

iMedicor employs a proprietary technology that allows for the exportation of documents and images from any Electronic Medical Records system, thus addressing the issue of Interoperability .  iMedicor also facilitates the exchange of CCD’s  (Continuity of Care Documents) and CCR’s (Continuity of Care Records),  which have become the standard for Interoperability between Electronic Medical Records users. As a use-case-scenario, specialists have the ability to send a CCR / CCD from their Electronical Medical Records to a patient’s primary care physician instantaneously so that both physicians can immediately have available the most up-to-date records for the patient, and can collaborate on the patients care in a more efficient manner.

Recently iMedicor incorporated a National Health Information Network (NHIN) Direct Project Solution within iMedicor’s HIPAA-compliant Exchange and will now act as a secure Health Information Service Provider (HISP). As a result, hospitals, health information exchanges (local, regional and statewide), physicians and other healthcare professionals who are members of iMedicor’s iCore Exchange will not only be able to send and receive secure messages within the iCore Exchange, but also will be able to communicate in a secure environment with other physicians and professionals outside the network.  The NHIN Direct Project Solution assures that all point-to-point and point to multipoint transmittal of health information will adhere to the highest standards and specifications required by The Office of the National Coordinator for Health Information Technology (ONC). Now, with its advanced NHIN Direct service added to the core services of the iCoreExchange, any hospital, health information exchange or health organization can access our National HIE (Health Information Exchange) which is low cost and quick to deploy, while also addressing 100% of the ONC Meaningful Use requirements for interoperability between disparate Electronic Health Record systems.

iMedicor's objective is to provide a market leading secure, HIPAA-compliant solution for interoperable medical information exchange, coupled with a professional network, to physicians, healthcare providers and patients. Using iMedicor’s iCore Exchange, health information can be exchanged across disparate Electronic Health Record systems to communicate with physicians, collaborate, make referrals and enhance communication with patients.  With the addition of iMedicor’s Electronic Medical Records and Meaningful Use divisions, we believe that iMedicor’s unique package of solutions does not exist anywhere else.

iMedicor determined that the current Electronic Health Records in the marketplace were not meeting the criteria that was expected from the medical and dental community. We developed our own fully customizable, cloud-based, Electronic Heath Record system. iMedicor has developed a customizable cloud based medical Electronic Health Record software system that will provide doctors with powerful tools at their fingertips to make management of healthcare delivery more efficient and less costly with reduced errors and ultimately, generate better patient outcomes.  Our customers continued to tell us that the “one-size-fits-all” Electronic Health Record systems available in the marketplace today, were not serving their needs.  They were too cumbersome or did not provide specific functionality required for a particular medical discipline. iMedicor has responded with its product, iCoreMD, that it launched July 31, 2014.

iCoreMD is a Medical EHR that is customizable-on-demand, for a practice group's requests for specific functionality within the practice's EHR software. iCoreMD includes a sophisticated practice management system, e-prescription functionality, integrated laboratory information system, electronic claims processing, comprehensive medical billing, patient scheduling with notifications, rules-based clinical decision making algorithms and more.  We believe, based on discussions with customers, that we have built a comprehensive product with substantial marketplace demand. A key differentiator is our ability to further customize the platform for incremental provider-group requirements. All sensitive patient information is transmitted securely in a HIPAA-compliant manner via iCore Exchange, iMedicor's flagship secure email transport network that uses NHIN DIRECT protocol, allowing providers to apply for Meaningful Use Federal Incentive funds, currently available to qualified doctors.

iMedicor launched its second proprietary and customizable EHR system for the Dental community on August 5, 2014 .  All development has been completed with our own in-house development team which gives us the ability to make changes very rapidly in order to facilitate customers’ requests.  We will continue to build vertical, specialized EHR’s to meet the demand for the marketplace requesting an alternative to one size fits all products currently in the marketplace iMedicor has its own in-house development team which allows the ability to quickly adapt to market demands for present and future products.  iMedicor developed three proprietary products in 2014, iCoreExchange, iCoreMD and iCoreDental.  We are currently in the process of developing four additional software products that we feel will be well received by the marketplace based on input from the medical community.

THE COMPANY

iMedicor (OTCBB: VMCI), a Nevada Corporation, was incorporated on July 17, 2001. The Company became publicly owned in 2005 through a reverse merger into a pink sheet company. The initial business model was a desk top video, audio and data delivery system using standard hardware and a broadband connection to the internet to deliver a proprietary broadcast quality, video /audio system through a personal computer. The Company decided to shift its focus to the medical community shortly thereafter based on the size and demographics of the medical community.

iMedicor, Inc., builds secure cloud-based communications systems, currently focused in healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education fields. Our focus is threefold. First, iMedicor’s iCoreExchange (Health Information Exchange), allows physicians and other healthcare providers to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations and the current NHIN Direct protocol. Our solutions allow physicians to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost-effectively exchange and share patient medical information.

Imedicor launched its iCoreExchange in May 2014 and can connect any healthcare organization to any other healthcare organization, regardless of which EMR, HIE or HIS (Hospital Information System) is used. The iCoreExchange is vendor agnostic and therefore can connect multiple disparate medical record and HIE applications.  For many years, providers of Electronic Health Records Systems have been resistant in allowing or participating in Interoperability and will continue to do so until regulations force a change in behavior. iMedicor has solved this problem by allowing EHR systems to aggressively compete, while iMedicor provides the interoperable, secure network.

The easy deployment of our iCore Exchange does not require partnering or permission of any kind from EHR, or HIS companies, but functions as an overall communication system that connects disparate end points into one cohesive secure communication network. Our iCoreExchange offers the benefits of low-cost, easy-to-use and rapid deployment that meets the requirements of each stage of meaningful use. The Exchange operates seamlessly to send records with any ONC (Office of the National Coordinator) certified electronic health record vendor and is available, without costly integration or upgrading of technical infrastructure or any additional equipment costs all within a HIPAA compliant structure.

Our second focus, but directly related to our iCoreExchange is consulting with medical practices and dental practices to assist them in becoming “Meaningful Use” compliant to receive the Federal Incentive funds to underwrite the transition from a paper to an electronic health records system. iMedicor began this service as an official agent of the NJ-HITEC / REC project working with primary care practices. Recently, iMedicor has expanded into specialists and dental practices.

iMedicor provides this consulting service on a commission based success fee.  The Company charges the customer 20% of the money received as a success fee.  The fee is due within 7 days of the client receiving funds from the Meaningful Use program.  We presently have four to six year agreements in place depending on if the client was attested for Medicaid or Medicare.

Our third focus in the marketplace is a customizable ONC (Office of National Coordinator) approved EHR (Electronic Heath Records) software that meets Meaningful Use guidelines and requirements and can handle the practice management of the doctor or dentist.  We presently have launched two EHR’s, our iCoreMD and iCoreDental.

Each of our products complement one another but can be purchased as separate products that create value and efficiency for our customer base.

The technology represented by iMedicor’s iCoreExchange gives physicians and other healthcare professionals the ability to transfer personal health information electronically in a manner which satisfies federal HIPAA regulations and meets the new “Direct” national Standards for Healthcare Communications and similar privacy regulations in targeted countries throughout the world. Until the launch of iCoreExchange, federal regulations made it exceedingly difficult for records or images and discreet data to be transmitted using the Internet. Standard email services that all other vertical markets employ today are not HIPAA compliant and do not protect the privacy of individual patient records. This consideration has made the internet, as a communications tool, largely irrelevant to healthcare organizations except for limited use with the assistance of virtual private networks that may exist within a specific EMR / HIE / HIS systems. iMedicor has set a precedent by opening up the internet to physicians and healthcare professionals to freely exchange personal health information within a HIPAA compliant environment , that includes the new national standards for healthcare communications.

The underlying proprietary technology used in launching iCoreExchange can be customized to address other similar vertical markets delivering the same professional secure portal services to the legal, financial, education and other vertical markets. Wherever secure transmission of personal or professional records are required, the Company’s core technology will allow the Company to take a leadership role within various vertical markets in the future.

Ultimately we are offering productivity tools and “Must Have” services to physicians, an audience representing a highly desirable demographic with high disposable income and impulse buying power that is hard to reach. iMedicor is becoming a trusted source to this targeted market and has developed a non-intrusive manner to reach those members of this audience who would be willing to pay for that access.

Summary of Company

●	Incorporated: July 2001

●	Reverse Merger into public shell: November of 2005

●	Commence trading on Pink Sheets: October 2006

●
New Management Team hired:  In 2013 the Company decided after 10 years to bring in a new CEO with execution experience in building, developing and creating value in companies. Our new CEO immediately streamlined operations, focused the company on a few core competencies and brought in a new Management Team in all major categories including Sales, Finance, Operations and Technology.

SECURE COMMUNICATION

iMedicor’s iCoreExchange is the first information exchange platform to offer NHIN Direct secure messaging services within a professional networking architecture. It is a flexible communication and health information transport system that features interoperability between disparate EHR, HIE and HIS systems, PPOs, and MCOs.

The communications features can easily be adopted to establish a secure communication link between healthcare providers, healthcare facilities, and patients.  This communications network can provide:

●	Secure communication between all healthcare stakeholders including patients

●	Reduce communication cost while increasing the quality of the encounter

●	Replace direct mail, e-mail blasts and faxing to communicate with the network’s user base

●	Increase the business/service opportunities to clients, at all levels by using modern communication methods linked to secure messaging with attachments

●	Deliver a wide variety of communication options inside or outside our HIPAA compliant network

●	Become a leader in providing interoperable communication to its partner’s healthcare providers in support of the ONC’s Meaningful Use Regulations

●	Reduce communication and marketing costs while increasing and providing additional and valuable communication options to the users of the network

INTEROPERABILITY

iMedicor’s iCoreExchange provides a unique tool within today’s HIPAA-compliant environment that enhances the use of EHR systems at all levels of the healthcare spectrum.  In a word that tool is “interoperability.”  With almost 2,400 EHR systems currently in the market, it is becoming increasingly common for a practitioner to find that despite a significant fiscal and operational investment in an electronic health system, that practitioner is unable to use the EHR system to satisfy one of the most basic clinical care management functions:  communicating with another provider.  Why?   Because most EHR systems are designed and built to be functional only for those providers using that particular EHR system.   If another practitioner (or hospital system or ancillary service) has a different EHR system, communication is prohibited.

 iMedicor has solved this problem with its design of its iCoreExchange.  Recently, iMedicor has integrated the federal government’s “Direct” technology and placed it into its network.  By integrating the iMedicor iCoreExchange platform into the service set provided by any of its partners, providers will have a cutting-edge tool for making intra-provider communication a reality.

Most EHR networks have a semi-qualified secure system, mostly designed for those practices within their own network. The real challenge of efficiently transitioning to EHR systems is the ability to transmit medical data outside an established EHR network. For example, a hospital may have one of the Hospital Information Systems (HIS) that serves as a transport and communication network to its referral network of medical practices. Our EHR and /or HIE healthcare partner community can reap the direct benefits of iMedicor’s iCoreExchange which include:

●
The best combination of low-cost and easy-to-use technology offering an interoperable health information infrastructure that allows for all providers, including those outside the provider’s EHR system, to become interconnected – (a primary requirement of Meaningful Use certification and one of the last steps in qualifying for federal incentive funds.)

●
A HIPAA-compliant platform offering the speed and efficiency of the internet to transmit, transport and communicate patient-specific information including records, files, images or any other attachments to users of its secure messaging system (all structured within the NHIN Direct Solution.)

●
Organized Strategic Alliances that create a value added proposition that can benefit an individual practice, IPA or healthcare facility. These alliances include EHR services, Crossover EHR technologies, Interoperability of CCD / CCR / CDC files all with a secure communications environment.

●	Opportunity to leverage the many advantages that professional-based networks offer in terms of growth and rapid adoption:

●	Creating a private communications network

●	Emulating real-time day-to-day clinical workflow using secure communications

●	Sending and receiving referrals electronically

●	Access to other communities, work groups and referral groups within iMedicor’s iCoreExchange platform

●	Viral growth, which represents an opportunity for attracting new healthcare providers, facilities and insured’s

Simply put, iMedicor can:

●	Provide secure communication to the entire healthcare community regardless of which EHR, HIS, or HIE system is currently used by the local practice, hospital or healthcare facility.

●
Reduce marketing expense, increase marketing frequency and increase open rates (term used in Direct Mail marketing) of the marketing message to those companies and organizations that wish to reach this highly desirable demographic.

●	Provide the interoperable solution required for providers to become Meaningful Use Compliant and, in most cases, qualify for Meaningful Use Incentive funds.

●	Offer a private label network to EHR companies, Medical Centers, local, state and regional Health Information Exchanges that is truly interoperable.

PATIENT PORTAL

The move to Electronic Health Records adds a new dimension that enhances patients as participants in the decision, treatment and care process. As patients become more involved in the healthcare process they will need and want more immediate access to their records. Patient portals are in use today on a limited basis and their real security and protection of patient specific information is still suspect. iMedicor has built a patient portal designed to provide secure access to patient records thereby assisting in the process of involving patients in their healthcare decisions and making access to their own records easier, efficient and timely.

The iMedicor iCoreExchange has a patient portal already built into the basic service provided by the exchange. This portal has a basic design that works as follows:

●	Once the physician establishes his account and creates his practice he can begin creating his community.

●	The community can be divided into professionals and patients through a simple click of a drop down box when identifying the individual or group being invited into a community.

●	If the “patient” icon is selected, the system identifies the invitee as such.

●	The Patient then is included into the community on a very limited basis.

●	That limitation is the ability to receive and send electronic medical records to the originating physician

●
In this manner the originating physician remains the central hub, relating to the patient, of the patients’ medical records for all professional members of the community but can allow the patient to acquire their records as needed.

●
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

Secure HIPAA Compliant Messaging and File Transfer – HIPAA guidelines preclude the use of regular email for transporting patient medical information creating unnecessary delays in moving medical information and ideas.  iMedicor’s Messaging and File Exchange operates within an encrypted secure network that is accessible by participating members, – the Exchange, using our recently incorporated NHIN direct solution, providing complete security and the rapid exchange of personal health information—greatly accelerating the speed of healthcare communication and file / record transfers now available for use inside the secure network as originally designed and outside the network through NHIN Direct secure e-mail standards. A complete cycle of secure communication as required by Interoperability standards through the Meaningful Use regulations.

Professional Community, Referrals and Consultations – Physicians and other medical professionals typically collaborate very little outside of their local circle of influence often due to the challenges of identifying and building a database of trusted peers.  iMedicor makes it easy to identify, invite and collaborate with a constantly growing subscriber base.  Subscribers can review other member biographies; read posted papers and articles, contribute and share information and ideas; consult; provide referrals, and choose when and with whom they wish to communicate. A secure network for the healthcare community that also offers the ability to facilitate secure transmission of patient specific records, images, test results, insurance information and claims across any originating system.

REVENUE

Revenue is derived from the following sources:

Network Subscription

The iCoreExchange is a HIPAA compliant messaging exchange that adheres to and exceeds industry compliancy for security and HIPAA regulations.  It is a cloud based product with an annual subscription billed monthly.

EHR Sales and Service

We have developed two EHR’s (electronic health records) and have added them to our product portfolio.  iCoreMD is specific to medical doctors and has Practice Management tools as well as Meaningful Use reporting requirements embedded into the software.  The doctors can purchase or lease the software.  Pricing varies depending on options selected and ranges from $12,000 - $50,000.

Meaningful Use Consulting

iMedicor has developed a Meaningful Use Consulting Division assisting both medical and dental healthcare providers becoming “Meaningful Use” compliant to qualify for federal incentive funds under the Federal Meaningful Use Incentive Funds Program.  The Meaningful Use program pays providers up to $63,750 and iMedicor receives 20% of what the doctor is paid that year. The contract is for 6 years which correlates to the Meaningful Use time line.

SALES AND MARKETING

iMedicor Marketing

Our marketing strategy consists of building our brand by creating a company and product presence in the healthcare industry through our partner relationships as well as direct outreach to physicians, physician associations, dentists and presences at conferences and events in order to raise our visibility within the industry.  We conduct product demonstrations and consult with potential customers such as physicians and dentists by means of on-line presentations, in-person sales calls, trade shows, speaking engagements, on-line seminars and national medical association meetings.  We have also developed programs to expand the iMedicor user base through invitations by existing users to their colleagues to communicate through the iMedicor Exchange.

iMedicor markets with a direct sales force that covers the nation.  Our target market ranges from a single doctor to hospital groups covering many states.  We also have expanded our marketing efforts to trade shows as well as educational speaking engagements to educate the marketplace on the HIPAA regulations and security requirements in the healthcare field.  Our products solve many HIPAA regulations and security concerns that are prevalent in our industry.

COMPETITION

The Company experiences competition from a variety of sources with respect to virtually all of its products and services.  The Company knows of no single entity that competes with it across the full range of its products and systems; however, each of the lines of business in which the Company is engaged is highly competitive.  Competition in the markets served is based on a number of considerations, which may include price, technology, applications experience, know-how, reputation, service and distribution.  While we believe we offer a unique combination of products and services, such as the iCoreExchange and our customizable Practice Management software a number of competitors offer one or more similar products and services in one or more of our niche markets.

Health Information Exchanges (HIEs) are products that facilitate the dissemination of healthcare information electronically across organizations within a region or community. An HIE provides the capability to electronically move clinical information among disparate health care information systems while maintaining the data integrity of the information being exchanged. The goal of an HIE is to facilitate access to and retrieval of clinical data to provide safer, more timely, efficient, effective, equitable, patient-centered care. An HIE is also useful to state public health authorities to assist in the analyses of the population

We compete with most HIE companies in that their applications typically encapsulate the functionality that iMedicor offers in addition to their core function of more primary data exchange. The overlap is secure messaging, electronic referrals and CCR/ CCD exchange. The additional functions we offer are the ability to integrate fully with EMRs and to centralize data pulled from multiple, disparate information systems. Most HIE systems or projects are still focused on interoperability and exchange of patient specific information within their organizations. iMedicor offers HIE’s the opportunity to provide a comprehensive interoperability that can extend beyond their membership thereby making the transition from paper to electronic health records relevant to their membership. Although the HIE’s could be considered competitors, we believe that we can work together to enhance their offerings to members and non-members therefore making their service valuable and functional as originally intended.

EMPLOYEES

As of June 30, 2014 and November 17, 2015, the Company had 18 and 20 employees respectively.

ITEM 1A.  RISK FACTORS

Our business is difficult to evaluate because we have a limited operating history.

The Company was incorporated on July 17, 2001 and became publicly owned in 2005 through a reverse merger under the laws of Nevada.   In 2009, the Company changed its name to iMedicor, Inc. Because of our limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses.  Revenues for each of the first three quarters as reported in our 10-Q filings for our fiscal year ended June 30, 2014 were $183,329, $382,113, $412,045, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

●	our ability to achieve significant sales for our products and services;

●	the cost of technology, software and other costs associated with the production and distribution of our products and services;

●	the size and rate of growth of the market for Internet products and online content and services;

●	the potential introduction by others of products that are competitive with our products;

●	the unpredictable nature of online businesses and e-commerce in general; and

●	the general economic conditions in the United States and worldwide.

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

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  We have sustained recurring net losses (except for the year ending June 30, 2014) and have deficits in working capital and total stockholders’ equity of $4,156,906 and $9,230,176, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

Our success will be limited if we are unable to attract, retain and motivate highly skilled personnel.

Our future success also will depend on our ability to attract, retain and motivate highly skilled programing, management, sales and other key personnel.  Competition for such personnel is intense in the Internet industry, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.  In addition, our ability to generate revenues relates directly to our personnel in terms of both the numbers and expertise of the personnel we have available to work on our projects.  Moreover, competition for qualified employees may require us to increase our cash or equity compensation, which may have an adverse effect on earnings.

Any system failure or slowdown could significantly harm our reputation and damage our business.

System failures would harm our reputation and reduce our attractiveness to customers.  In addition, the users of the services we maintain for our customers depend on Internet service providers, online service providers and other web site operators for access to our web sites.  Some of these providers and operators have experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

Our future profitability depends on our ability to compete successfully by continuing to differentiate our products and services from the products and services of our competitors.  If one or more of our competitors begins to offer integrated, Internet Based, HIPAA Compliant healthcare information collaboration solutions, there may be a material adverse effect on our business, financial condition or operating results.  We believe that our ability to compete successfully depends on a number of factors, including:

●	our ability to produce products that are superior in quality to that of our competitors and get those products and services to market first;

●	our ability to deliver our products and services at a price that remains competitive with that of our competitors;

●	our ability to respond promptly and effectively to the challenges of technological change, evolving standards, and our competitors’ innovations;

●	the scope of our products and services and the rate at which we and our competitors introduce them;

●	customer service and satisfaction; and

●	industry and general economic trends.

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

We have certain trademarks, trade dress, trade secrets and other similar intellectual property which are significant to our success, and we rely upon related law, trade secret protection, and other confidentiality and license agreements with our employees, strategic partners, and others to protect our proprietary rights to the extent such protection is available and enforceable.  Such protection has only limited effectiveness.  The development of the Internet has also increased the ease with which third parties can distribute our copyrighted material without our authorization.

We may seek to pursue the registration of additional trademarks, trade dress and trade secrets in the United States and, based upon anticipated use, in certain other countries.  We may not be entitled to the benefits of any such registration for an extended period due to the cost and delay in effecting such registration.  In addition, effective trademark and trade secret protection may not be available in every country in which our products are available.  We expect that we may license, in the future, elements of our trademarks, trade dress and other similar proprietary rights to third parties.  Further, we may be subject to claims in the ordinary course of our business, including other claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our licensees.

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

We presently carry no insurance policies that cover losses that may occur due to any failures or interruptions in our systems.   We did not have insurance policies in place until February, 2015 and may still be underinsured.

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

We are dependent on the services of our executive officer(s) and key consultants and independent agents.   There can be no assurance, however, that we can obtain executive(s) of comparable expertise and commitment in the event of death, or that our business would not suffer material adverse effects as the result of the death, disability or voluntary departure of any such executive officer.  Further, the loss of the services of any one or more of our key employees or consultants could have a materially adverse effect on our business and our financial condition.  In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense.  If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

We may be required to issue more shares of Common Stock upon the exercise of outstanding warrants, the conversions of outstanding shares of preferred stock and convertible notes or as part of raising additional capital, resulting in dilution of the ownership of our existing stockholders.

The exercise of outstanding warrants or conversions of outstanding shares of Series A or Series B Preferred Stock or convertible notes could result in substantial numbers of additional shares of Common Stock being issued, which will dilute existing stockholders’ potential ownership interests and may cause our stock price to decline.

As of June 30, 2014, we had issued warrants to purchase an aggregate of 419,997,000 shares of Common Stock.  In addition we had issued and outstanding 35.75 shares of Preferred A stock and 38.70 shares of Preferred B stock.  Each share of Preferred A or Preferred B stock is convertible into an amount of shares of Common Stock that is equal to one percent of the outstanding Common Share Equivalents of the Company at the time of conversion, subject to readjustment without the payment of any additional consideration by the Holder thereof, as follows; at the option of the holder at any time or at the option of the Company on or after the date that is ten days subsequent to the date the Company gives written notice to the Holders that the Company has raised at least $10,000,000 in a single or coordinated series of transactions, which notice specifies the particulars of such capital raise transaction(s).  In addition, so long as any shares of Preferred A or B are outstanding, the Company shall not, without the affirmative vote or written consent of the holders of at least two thirds of the aggregate number of shares at the time outstanding of Preferred A and Preferred B shares, respectively, alter or change any of the powers, preferences or special rights given to the Series A and B so as to affect the same adversely.

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

A penny stock is generally defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as any equity security other than a security that: (i) is a national market system stock listed on a “grandfathered” national securities exchange, (ii) is a national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our price as reported on the OTC:BB is currently less than five dollars per share.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and possibly at a future date the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting.  We have found that certain deficiencies existed in the maintenance of the books and records of the Company as of June 30, 2014. We have reported certain deficiencies in our internal controls over financial reporting and related remediation efforts as discussed in Item 9A.

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

Our bylaws require that we indemnify and hold harmless our officers and directors, to the fullest extent permitted by law, from certain claims, liabilities and expenses under certain circumstances and subject to certain limitations and the provisions of Nevada law.  Under Nevada law, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, against expenses, attorney’s fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with an action, suit or proceeding if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.  On April 23, 2014 we acquired Directors’ and Officers’ Liability Insurance.

Item 1B.    Unresolved Staff Comments (This item is not applicable to smaller reporting companies).

Item 2.    Properties

The company operates from its approximate 4,100 square foot office physically located in Winter Garden, Florida.  The lease is through November 15, 2015 with a one year option for the company to renew.  A new lease was recently executed for two years through November 15, 2017 with an additional one year option to renew.

Item 3.    Legal Proceedings

The Company’s former CEO, Mr. Fred Zolla, and the Company entered mandatory arbitration concerning the February 6, 2014 termination of Mr. Zolla’s Termination and Consulting Agreements of November 2013.  The Company asserted that Mr. Zolla violated the non-compete portions of these agreements.

The Company and the former CEO, Mr. Fred Zolla, executed the Termination Agreement that provided for Mr. Zolla’s employment to terminate at the close of business on November 18, 2013.  Included in the agreement was a provision wherein Mr. Zolla agreed to resign as a Director of the Company.  Simultaneous with this agreement, a Consulting Agreement with an eighteen month term was executed between the Company and Mr. Zolla.  These agreements provided for a consulting fee of $13,333.34 per month along with a certain level of payments toward health insurance and provisions allowing for the continuance of vesting of stock and options as if his employment with the Company had continued.

On July 1, 2015, Mr. Zolla and the Company agreed to settle the dispute.  The Settlement Agreement provides for a $200,000 payment to Mr. Zolla according to the following schedule: July 1, 2015 $75,000.00, July 20, 2015 $20,833.33, August 20, 2015 $20,833.33, September 20, 2015 $20,833.33, October 20, 2015 $20,833.33, November 20, 2015 $20,833.33, and December 20, 2015 $20,833.35.  In addition, Mr. Zolla retained the equity and warrant to purchase 5 Preferred B shares and 100,000,000 Common Shares granted to him when he was employed by the Company.

Item 4.    Mine Safety Disclosure – not applicable

PART II

Item 5.    Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Common Stock
	High Bid	Low Bid
Fiscal Year Ended June 30, 2014
First Quarter	$0.0240	$0.0086
Second Quarter	$0.0200	$0.0050
Third Quarter	$0.0295	$0.0047
Fourth Quarter	$0.0085	$0.0040
Fiscal Year Ended June 30, 2013
First Quarter	$0.0090	$0.0075
Second Quarter	$0.0500	$0.0353
Third Quarter	$0.0320	$0.0310
Fourth Quarter	$0.0220	$0.0205

The SEC has adopted regulations, which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our Common Stock is currently a “penny stock” as defined in the Exchange Act.  As a result, an investor may find it more difficult to dispose of or obtain accurate price quotations.  In addition, the “penny stock” rules adopted by the SEC subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers such as requiring that they provide their customers with documentation of the risks of investing in such securities before effecting the transaction, along with:

●	The bid and offer prices for the penny stock,
●	The number of shares to which the quoted prices apply,
●	The brokerage firm’s compensation for the trade
●	The compensation received by the brokerage firm’s salesperson for the trade

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

Holders of our Common Stock

Based on the records of our transfer agent, Pacific Stock Transfer, and subsequent transactions through September 30, 2015, there were 260 holders of record of shares the Company’s Common Stock and additional stockholders held shares in street name.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the near future.  It is our present intention to utilize all available funds for the operation and development of our business.

Item 6.    Selected Financial Data

	Year Ended June 30
	2014	%	2013 (restated)%

Net Sales and Revenues	$366,447	100.0	$105,692	100.0
Operational, general and administrative Expenses	3,463,790	945.2	8,170,616	7,718.4
Depreciation and amortization	7,875	2.1	14,179	13.4
Impairment of technology and medical software	-	-	1,257,058	1,189.4
Impairment of goodwill	-	-	59,400	56.2
Cost of product sales and service	211,758	57.8	17,787	16.8
Acquisition expense	-	-	400,016	378.5
Bad debt expenses	-	-	94,832	89.7
Total Expenses	3,683,423	1,005.2	10,013,888	9,474.6
Operating Loss	(3,316,976)	(905.2)	(9,908,196)	(9,362.4)
Interest expense, change in fair value of derivatives and other	5,270,030	1,438.1	1,677,730	1,578.4
Net Income (Loss)	$1,953,054	533.0	$(8,230,466)	(7,775.1)
Net Income (Loss) Per Share	$0.00		$(.01)

BALANCE SHEET DATA	June 30, 2014	June 30, 2013 (restated)
Current Assets	$235,408	$521,458
Current Liabilities	$4,783,573	$8,300,269
Working Capital	$(4,548,165)	$(7,778,811)
Total Assets	$1,723,520	$524,685
Short Term Borrowings	$1,292,064	$4,820,361
Long Term Debt	$4,604,006	$-
Total Liabilities	$11,344,955	$14,299,704
Stockholders’ Deficit	$(9,621,435)	$(13,775,019)

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

Overview

Fiscal 2014 was a year of tremendous transition for the Company.  From the development and release of new products, the significant reduction of debt and operating expense, and the acquisition of a new executive team, the Company improved in nearly every measurable aspect positioning it for potential growth.

Products and Services
Due to current HIPAA-regulations, physicians, healthcare providers and patients have been prohibited from electronically exchanging unencrypted personal health information. There has been no cost-effective platform for transferring this information in a HIPAA compliant environment.

We provide customizable secure cloud based software. iMedicor currently markets four different software products; Meaningful Use, iCoreExchange, iCoreMD, and iCoreDental.

Meaningful Use - The American Recovery Act of 2009 allocated $45 Billion for Medicare and Medicaid Incentives.  There is approximately 50% of the allocation remaining through 2018.  This represents a huge opportunity to capture a large piece of market share.  It is estimated that less than 50% of Physicians have qualified for Meaningful Use that have the ability to do so and less than 8% of Dentists.  The Federal Government has extended the deadline for two additional years as they are unhappy with the deployment rate.  This gives iMedicor an opportunity to capitalize on the large sum of Meaningful Use funds available.  Further, we have developed a program for dentists which is largely being ignored by most other vendors.

With the feedback from all the MU consulting we have done, we have determined that there is a huge opportunity to sell EHR (electronic health records) software to physicians and dentists.  Selling the practices an approved EHR software allows a physician or dentist to qualify for Meaningful Use incentive dollars up to a maximum of $63,750 per physician or dentist.

Our first product launch , iCoreExchange, occurred in our third fiscal quarter of 2014.

iCore Exchange – The Health Insurance Portability and Accountability Act of 1996 (HIPAA) precludes the electronic transfer of personal health information by unsecured means.  Given that standard email has been deemed insecure, a huge bottleneck exists in the flow of patient information.  Factor in the HIPAA fines for sending personal health information via the internet and fines up to $50,000 per page as well as $1,500,000 per transaction mandates the need for our iCore Exchange.

iMedicor’s iCore Exchange offers Hospitals, IPAs, State HIEs, Doctor and Dental practices the extensive functionality needed to demonstrate Meaningful Use as defined by the Federal Department of Health and Human Services. iCoreExchange provides  a secure, HIPAA compliant email solution using the NHIN Direct protocol required by Meaningful Use Stage 2, that allows doctors to send and receive secure email, with attachments, to and from other healthcare professionals in the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange - e.g. patients and referrals.  The iCore Exchange allows the ability to build a community, access other communities and increase referrals and collaboration.  Our exchange allows the end user to email in a HIPAA compliant manner while also sending a CCD or CCR file with discrete data which then can be opened up on any EHR system.

After iCoreExchange, we launched our first fully developed EHR software for the medical community called iCoreMD.  iCoreMD was launched in response to input from doctors telling us they wanted cloud based software that had more flexibility than the current medical products in the marketplace.  We responded and launched iCoreMD in the summer of 2014.  Shortly thereafter we released our third software product, iCoreDental, which was specifically tailored toward the dental market.

Recent newscasts have been replete with reporting regarding many breaches of consumers personal information.  We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed a fourth product - iCoreSecure.  iCoreSecure is an encrypted email solution for anyone that needs encrypted email to protect personal and financial data.  iCoreSecure can be deployed in insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

We will continue to develop and create cloud based products the marketplace is requesting as we deem them financially viable.

Operations

Revenue has increased 247% from fiscal 2013 to fiscal 2014.  This is a direct result of streamlining the sales effort, facilitating a structured training program for the sales force, and altering compensation plans.  Previously the sales force was compensated with high salaries and little pay for achieving performance targets.  The compensation plans have been changed to coincide with the company’s long term goals and are now weighed heavily on performance pay versus a large salary.  We have also added a full time Customer Service division to answer questions or concerns a customer may have and to educate and train our customers and end users in our product use.

Liabilities on the Company’s balance sheet have been reduced by approximately $3.0 million.  This is a significant number and strengthens our ability to raise capital and simplifying our balance sheet, we believe, will facilitate future growth.  The Company still requires additional capital to the move the Company forward.  There can be no assurance that any such capital will be available or that the Company can obtain any such capital on terms acceptable to us.

General and Administrative Expense decreased approximately $4.7 million.  This was primarily a result of streamlining operations and eliminating unnecessary positions and expenses.  In addition, a more judicious approach to allocating capital was adopted in order to ascertain the potential of the expenditure to produce future revenue.  A talented management team has been put into place with all executives of the Company being replaced. The CEO, CFO, CTO and COO were all replaced with other executives that have many former years of executive experience and previous success.  CIO and VP positions were eliminated from the company.

As of June 30, 2014, we required approximately $170,000 to $180,000 per month to fund our operations.  This amount will increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we do not raise additional capital in the near future or if revenue does not begin to grow as expected we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding and expanding our development capabilities, sales and marketing efforts, strengthening technical and helpdesk support, satisfying existing obligations and building administrative infrastructure, which includes the costs and professional fees associated with being a public company.

Financing

We are currently seeking up to $3,000,000 in capital through a private placement of bridge loans and PIPE financing.  While we are seeking this funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we are seeking.  The exact amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are unable to raise sufficient additional capital in the current private offering, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies. Up to this point we have demonstrated the ability to raise capital on an as needed basis to supplement our monthly revenue.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of receivables, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, the value of derivative financial instruments, stock based compensation and accruals.  We based our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  We have sustained recurring net losses (except for the year ending June 30, 2014) and have deficits in working capital and total stockholders’ equity of $4,548,165 and $9,621,435, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is ultimately dependent upon our ability to continually increase our customer base, realize increased revenues from recently signed contracts, and obtain sufficient capital on acceptable terms.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. (See Liquidity).

Stock Based Compensation

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the agreement. The Company estimates the volatility of its common stock at the date of grant based on its historical stock prices. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  See Note 3 to the accompanying consolidated financial statements.

Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which requires additional disclosures about the
Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and preferred stock instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments.  Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Impairment of Long-Lived Assets

We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with recently adopted accounting practices.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by reducing the carrying amount of the asset by the amount by which its carrying amount exceeds its fair value.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with accounting pronouncements, which require that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead be tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment.

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

Revenue Recognition

During the years ended June 30, 2014 and June 30, 2013 the Company derived revenue primarily from Meaningful Use consulting services.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:

●	evidence of an arrangement exists;

●	services have been provided or goods have been delivered;

●	the price is fixed or determinable; and

●	collection is reasonably assured.

Meaningful Use consulting service revenue is recognized in the period that the services are completed and the approval of the customer’s underlying application for Federal Meaningful Use Incentive Funds is received from the relevant taxing authority.  Revenue from NextEMR services is recognized ratably over the service period.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us.  Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability.  If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.  In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts.  The Company has deemed it unnecessary to record an allowance for doubtful accounts at June 30, 2014 and 2013.

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

In May 2014, the FASB issued Accounting Standards Update No.2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for the Company in the first quarter of the fiscal year ending June 30, 2019, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

Results of Operations

Revenues

Our revenues for the year ended June 30, 2014 increased by $260,755 to $366,447 from $105,692 in 2013, due primarily to an increase in Meaningful Use consulting.

Cost of Product Sales and Service Revenues

Cost of product sales and service revenues as a percentage of revenues was 57.8% for the year ended June 30, 2014 as compared to 16.8% for 2013, primarily due to third party hosting and the Company’s implementation in fiscal 2014 of a customer service and support department.

Operational, General and Administrative Expenses

Operational, general and administrative expenses decreased to $3,463,790 in the year ended June 30, 2014 from $8,170,616 in the year ended 2013, or -57.6%.  This was primarily due to a decrease payroll and compensation expense, professional fees, research and development costs, and stock-based compensation costs.

Depreciation and Amortization

Depreciation and amortization expenses decreased for the year ended June 30, 2014 to $7,875 versus $14,179 for the year ended June 30, 2013.

Impairment of Technology and Medical Software

The Company recorded impairment losses of $-0- and $1,257,058 for the years ended June 30, 2014 and 2013, respectively.  These losses have been measured by the estimate of discounted cash flows remaining at each year-end date.  The 2013 impaired assets had in part been acquired from NuScribe Inc. in 2007 and the related technology has changed considerably since that date, resulting in a change in the estimate of remaining cash flows attributable to such assets.

Impairment of Goodwill

The Company recorded impairment losses of $-0- and $59,400 for the years ended June 30, 2014 and 2013 respectively.  The impaired goodwill asset related to HITS Consulting and its owner Henry Denis to acquire access to Mr. Denis’ independent agents to increase our ability to execute on the Careington Meaningful Use contract. The value of the access to the independent agents was recorded as goodwill in the amount of $59,400 based upon the value of the Common Stock and warrants issued. At June 30, 2013, the goodwill was determined to be fully impaired.

Acquisition Expense

The Company recorded acquisition expense of $-0- and $400,016 for the years ended June 30, 2014 and 2013 respectively.  The acquisition expense related to the January 22, 2013, purchase of NextEMR (Electronic Medical Record) software with iPenMD software imbedded.  The purpose of the software purchase was to acquire its unique electronic pen features allowing physicians to regain lost productivity during the transition from paper to electronic health records.

In accordance with the January 22, 2013 asset purchase agreement, the Company was required to issue a total of 34,834,156 shares of Common Stock.  The technology asset was valued at $660,000 based on the fair market value of the stock issued and $400,016 was expensed to acquisition costs.  As of June 30, 2013, the technology asset was deemed fully impaired.

Bad Debt Expense

Bad debt expense for the year ended June 30, 2014 and 2013 was $-0- and $94,832 respectively.

Operating Loss

Loss from operations for the year ended June 30, 2014 decreased by $6,591,220 or 66.5% to $3,316,974 compared to a loss of $9,908,196 in fiscal 2013.  This decrease resulted primarily from a reduction in payroll, compensation expense and incurring charges of $1,257,058 and $400,016 for impairment of a technology asset and acquisition expense in fiscal 2013 where there was no impairment charge or acquisition expense recorded in fiscal 2014.

Other Expense

Other income increased by $3,592,300 to $5,270,030 in fiscal 2014 from $1,677,730 as stated in fiscal 2013.  The effect of the change in fair value of derivatives was a gain of $5,045,928 in fiscal 2014 compared with a gain of $3,157,821 in fiscal 2013 and the gain on debt settlement was $1,423,939 in fiscal 2014 as opposed to a loss on debt settlement of $49,672 in fiscal 2013.  Interest expense and financing costs were $1,223,816 and $1,430,419 for fiscal 2014 and fiscal 2013, respectively.

Net Income or Loss

Net income for fiscal 2014 was $1,953,054 compared to a net loss of $8,230,466, for fiscal 2013, an increase in net results of $10,183,520.  This was principally due to a $1.9 million increase in the change in fair value of derivatives, a gain on debt settlement of approximately $1.4 million, an approximate $5.2 million decrease in compensation-related expense, and the realization of an impairment of technology charge of $1.25 million in fiscal 2013.

Liquidity and Capital

Cash was $190,820 at June 30, 2014 compared to $513,272 at June 30, 2013.  Net cash used by operating activities was $2,463,349 for the year ended June 30, 2014 as compared to cash used by operating activities of $1,646,496 for the year ended June 30, 2013 representing a 49.6% increase.  The increase was primarily attributed to the change in the value of the Company’s derivatives.

Net cash used for investing activities were $141,745 and $-0- for the years ended June 30, 2014 and 2013 respectively.  The use of cash in fiscal 2014 is primarily attributable to capitalized software development and purchase of leasehold improvements.

Net cash provided by financing activities was $2,282,642 for the year ended June 30, 2014 as compared to $2,159,701 for the year ended June 30, 2013. In fiscal 2014, the Company sold 6.2 shares of Series B Preferred Stock and 134,061,000 common shares for $1,282,075 net of costs.  Line of credit draws, net of payments, were increased $499,000 and a net issuance of debt instruments was increased $622,898.

The Company has experienced net operating losses and is projected to do so through the third quarter of fiscal 2016.  There was a lack of available investment capital in the year ended June 30, 2014 that required the Company to limit its marketing.  Even so, the Company significantly increased sales from $105,692 to $366,447 from fiscal 2013 to fiscal 2014, aggressively developed and upgraded software, and acquired key management talent. The Company continues to be reliant on raising capital through equity investments and/or debt instruments to maintain operations.

Going Concern

The Report of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, we had a working capital deficiency of $4,548,165 and $7,778,811 and total stockholders’ deficiency of $9,621,435 and $13,775,019 at June 30, 2014 and 2013, respectively, net operating losses of $3,316,974 and $9,908,196, net income and net loss of $1,953,054 and $8,230,466 and net cash used in operating activities of $2,463,349 and $1,646,496 for the years ended June 30, 2014 and 2013, respectively. These factors raise substantial doubt about our ability to continue as a going concern.

While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, there can be no assurances to that effect.  Our ability to continue as a going concern is ultimately dependent upon our ability to continually increase our customer base and realize increased revenues from recently signed contracts and obtain capital on acceptable terms. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk (Not Applicable to a Smaller Reporting Company)

Item 8.    Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
iMedicor, Inc.
Winter Garden, Florida

We have audited the accompanying consolidated balance sheet of iMedicor, Inc. as of June 30, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iMedicor, Inc. at June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 16, the Company has restated the accompanying consolidated financial statements as of and for the year ended June 30, 2013, to correct errors in accounting for certain common stock and warrant transactions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cross, Fernandez & Riley, LLP
November 24, 2015

iMEDICOR, INC.
CONSOLIDATED BALANCE SHEETS
YEARS ENDED JUNE 30, 2014 AND 2013

	JUNE 30,
	2014	2013 (restated)

ASSETS
Current assets:
Cash and cash equivalents	$190,820	$513,272
Accounts receivable	18,897	8,186
Prepaid expenses	25,691	-
Total current assets	235,408	521,458

Property and equipment, net of accumulated depreciation of $3,729 and $255,483	13,051	-
Software development costs, net of accumulated amortization of $4,147 and $72,430	117,218	-
Deferred loan costs, net of accumulated amortization of $366,634 and $9,345	1,354,243	3,227
Security deposits	3,600	-

Total Assets	$1,723,520	$524,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Line of credit	$499,000	-
Accounts payable and accrued expenses	442,407	1,149,320
Employee/contractor payables	200,000	703,531
Common stock payable	2,156,877	107,572
Related party payable	692,225	638,785
Share based compensation liability	-	880,700
Current portion of long term debt	793,064	4,820,361
Total current liabilities	4,783,573	8,300,269

Long-term debt	4,604,006	-
Embedded conversion liability	304,699	-
Accrued settlement	200,000	-
Warrants – derivative liability	1,452,677	5,999,435
Total Liabilities	$11,344,955	$14,299,704

Stockholders’ Deficit

Preferred Stock, Series A par value $.001; Authorized: 37.00 shares; Issued and Outstanding: 35.75 shares at June 30, 2014 and 2013 respectively	-	-
Preferred Stock, Series B par value $.001; Authorized 63.00 shares; Issued and Outstanding: 38.70 and 27.50 shares at June 30, 2014 and 2013 respectively	-	-
Common stock par value $.001 per share; Authorized: 2,000,000,000 shares;
Issued and Outstanding: 1,151,410,590 and 997,299,590 shares at June 30, 2014 and 2013 respectively	1,151,411	997,299
Additional Paid-in Capital	43,491,445	41,445,027
Accumulated Deficit	(54,264,291)	(56,217,345)
Total Stockholders’ Deficit	(9,621,435)	(13,775,019)

Total Liabilities and Stockholders’ Deficit	$1,723,520	$524,685

See notes to consolidated financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2014 AND 2013

	For the Year Ended June 30,
	2014	2013 (restated)

Revenues	$366,447	$105,692
Cost of Sales	211,758	17,787
Gross Profit	154,689	87,905

Operating expenses:
General and administrative	3,463,790	8,170,616
Acquisition expense	-	400,016
Impairment of goodwill	-	59,400
Depreciation and amortization	7,875	14,179
Bad debt expense	-	94,832
Impairment of technology asset	-	1,257,058
Total operating expenses	3,471,665	9,996,101

Loss from operations	(3,316,976)	(9,908,196)

Other Income (expenses):
Gain (loss) on debt settlement	1,423,939	(49,672)
Change in fair value of derivative liabilities	5,045,928	3,157,821
Other income	23,979	-
Interest expense	(1,223,816)	(1,430,419)
Total other income	5,270,030	1,677,730

Net income (loss)	$1,953,054	$(8,230,466)

Net income (loss) per share, basic and diluted	$0.00	$(0.01)

Weighted average number of shares, basic	1,054,800,072	711,666,399
Weighted average number of shares, diluted	2,056,852,895	711,666,399

See notes to consolidated financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIT

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
Description	A	B	Shares	Stock	Capital	Deficit	Deficit
Balance as of June 30, 2012	28.00	18.50	415.462,433	$415,462	$39,651,044	$(47,986,879)	$(7,920,373)
Warrants – derivative liability					(8,228,882)		(8,228,882)
Issuance of stock in exchange for access to the HIITS Consulting – independent agents			6,000,000	6,000	53,400		59,400
Issuance of stock in exchange for acquisition of JTJ Capital LLC technology assets			34,834,156	34,834	1,025,182		1,060,016
Issuance of stock in exchange for acquisition for 100% of the stock of ClariDYS			10,526,316	10,526	410,526		421,052
Issuance of stock in exchange for accrued salary			20,401,250	20,401	166,809		187,210
Issuance of stock for accounts payable			3,500,000	3,500	101,500		105,000
Issuance of stock in exchange for convertible debentures and accrued interest			64,778,710	64,779	89,435		154,214
Issuance of stock for fees/services			288,046,721	288,047	6,295,388		6,583,435
Issuance of preferred stock and common stock	7.75	7.63	153,750,000	153,750	1,880,625		2,034,375
Rounding shares		1.37	4
Net loss, as restated						(8,230,466)	(8,230,466)
Balance as of June 30, 2013 as restated	35.75	27.50	997,299,590	$997,299	$41,445,027	$(56,217,345)	$(13,775,019)

Stock issued for cash		6.20	134,061,000	134,062	1,037,779		1,171,841
Stock issued for services			250,000	250	1,500		1,750
Stock and warrants issued for stock offering costs			19,800,000	19,800	(210,989)		(191,189)
Amortization of options and restricted Series B preferred stock		5.00			1,218,128		1,218,128
Net income						1,953,054	1,953,054
Balance as of June 30, 2014	35.75	38.70	1,151,410,590	$1,151,411	$43,491,445	$(54,264,291)	$(9,621,435)

See notes to consolidated financial statements.

iMEDICOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2014 AND 2013

	For the Year Ended June 30,
	2014	2013 (restated)
Cash Flows From Operating Activities
Net income (loss)	$1,953,054		$(8,230,466)
Adjustments to reconcile net loss to net cash used in operations
Depreciation of property and equipment	$3,729		-
Amortization of software development costs	$4,147		$14,179
Amortization of loan financing costs	$357,289		$104,345
Issuance of stock for services	$1,750		$6,205,995
Impairment of technology asset and goodwill	-		$1,316,458
Change in value of derivatives	$(5,045,928)		$(3,157,821)
Share-based compensation	$1,218,128		$880,700
Change in share-based compensation liability	$(322,254)	$	- 49,672
(Gain) loss on debt settlement	$(1,423,939)		$94,832
Provision for loss on accounts receivable	-
Cash provided by (used for):
Accounts receivable	$(10,711)		$25,794
Prepaid expenses	$(25,691)		-
Accounts payable and accrued expenses	$1,192,168		$1,049,816
Related party payable	$53,440		-
Common stock payable	$285,000		-
Employee/contractor payable	$(703,531)		-
Net cash used in operating activities	$(2,463,349)		$(1,646,496)
Cash Flows Used in Investing Activities
Purchase of property and equipment	$(16,780)		-
Increase in capitalized software development costs	$(121,365)		-
Security deposits	$(3,600)		-
Net cash used in investing activities	$(141,745)		-

Cash Flows From Financing Activities
Proceeds from line of credit	$649,000		$275,326
Payments on line of credit	$(150,000)		-
Proceeds from long term debt	$622,898		-
Payments on long term debt	$(121,331)		$(150,000)
Increase in deferred loan costs	-		-
Proceeds from issuance of common stock, net of costs	$1,282,075		$2,034,375
Net cash provided by financing activities	$2,282,642		$2,159,701
Net increase (decrease) in cash and cash equivalents	$(322,452)		$513,205
Cash and cash equivalents at beginning of period	$513,272		$67
Cash and cash equivalents at end of period	$190,820		$513,272
Noncash investing/financing activities:
Schedule of noncash investing and financing transactions:
Derivative warrants	$-		$8,228,882
Exchanged stock for technology assets	$-		$1,060,016
Exchanged stock for acquisition of stock	$-		$421,053
Exchanged stock for accounts payable and accrued expenses	$-		$292,210
Exchanged stock for note payable and accrued interest	$-		$154,214
Exchanged stock for access to independent agents	$-		$59,400
Common stock payable for loan and stock issuance costs	$1,708,305		$107,572
Warrants issued for stock issuance costs	$245,423		$-
Reclassify share based compensation liability	$558,446		$-
Supplemental disclosures:
Cash paid for interest	$21,833		$20,604

See notes to consolidated financial statements

iMEDICOR, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014 AND 2013

1.             NATURE OF OPERATIONS

 iMedicor Inc., a Nevada Corporation, builds cloud based software, healthcare records capture, storage, retrieval, transport and security related products. The Company’s focus presently is on three different revenue streams: (1) iMedicor’s cloud-based exchange, the iCoreExchange, which allows physicians, patients and other members of the healthcare community to exchange patient-specific healthcare information securely via the internet, while maintaining compliance with all current Health Insurance Portability and Accountability Act (“HIPAA”) regulations, (2) Customized EHR platform technology that is specifically tailored to provide specialized medical practices with a technology that conforms to workflows of that particular medical discipline such as ophthalmology, dentistry, orthopedic and other specialty practices, and (3) iMedicor has developed a Meaningful Use Consulting Division assisting both medical and dental healthcare providers becoming “Meaningful Use” compliant to ultimately qualify for federal incentive funds under the Federal Meaningful Use Incentive Funds Program.  iMedicor’s integrated software and service offering is unique in the healthcare space as it enables doctors to meet the increasing regulatory burden associated with secure HIPAA-compliant medical records transport with no change in healthcare delivery workflows at a very reasonable cost.

2.             GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the year ended June 30, 2014, the Company generated net income of $1,953,054 but otherwise it has incurred operating losses to date and would have had a net loss of $3,092,874 for the year ended June 30, 2014 without the noncash gain from the change in fair value of derivatives of $5,045,928.  The Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $54,264,291, $9,621,435 and $4,548,165 at June 30, 2014, respectively.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities.  The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations.  The financing may not be available on terms satisfactory to the Company, if at all.  In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

The Consolidated Financial Statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation
The consolidated financial statements include the accounts of iMedicor, Inc. and its wholly-owned subsidiaries Nuscribe, Inc. and ClariDIS Corporation (together, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.  The Company maintains cash balances at various financial institutions.  Balances at United States banks are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

Concentrations of Credit Risk

The Company has historically provided financial terms to customers in accordance with what management views as industry norms.  Financial terms range from immediate payment for access to the Company’s software products to several months for Meaningful Use consulting.  Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering such factors as economic conditions and each customer’s payment history and creditworthiness.  If the financial conditions of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us.  Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability.  If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.  In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts.  The Company has deemed it unnecessary to record an allowance for doubtful accounts at June 30, 2014 and 2013.

Property, Equipment and Depreciation

Property, equipment, and leasehold improvements are recorded at their historical cost.  Depreciation and amortization have been determined using the straight-line method over the estimated useful lives of the assets of three years.  The cost of repairs and maintenance is charged to operations in the period incurred.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with accounting pronouncements, which require that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead be tested for impairment at least annually at the reporting unit level.  If impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment.

Software Development Costs

We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs.

For internal use software, in accordance with ASC 350-40, Internal Use Software and ASC 985-730, Computer Software Research  and Development, research phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized. Software development costs for internal use software are amortized on a straight-line basis over their estimated useful lives.

We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products.  As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred.  Capitalized costs for software to be marketed to external users are amortized based on current and projected future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

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

Loan Costs

In conjunction with the issuance of certain debt, the Company incurred fees that were capitalized as loan costs and are being amortized over the term of the related debt using the effective interest method.  Amortization of loan costs included in interest expense in the accompanying consolidated statements of operations was $609,834 and $9,345 for the years ended June 30, 2014 and 2013, respectively.

Revenue Recognition

During the years ended June 30, 2014 and June 30, 2013 the Company derived revenue primarily from Meaningful Use consulting services.

In general, the Company recognizes revenue when all of the revenue recognition criteria are met, which is typically when:

●	evidence of an arrangement exists;

●	services have been provided or goods have been delivered;

●	the price is fixed or determinable; and

●	collection is reasonably assured.

Meaningful Use consulting service revenue is recognized in the period that the services are completed and the approval of the customer’s underlying application for Federal Meaningful Use Incentive Funds is received from the relevant taxing authority.  Revenue from NextEMR services is recognized ratably over the service period.

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the period or year in which incurred.  Advertising costs for the years ended June 30, 2014 and 2013 were $16,631 and $12,737, respectively.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which requires additional disclosures about the
Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and preferred stock instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments.  Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

The Company’s Level 3 financial liabilities consist of derivative financial instruments, including a warrant liability and compound embedded derivative liability,  for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  See Note 12 for a discussion of how fair value for these financial instruments was determined.

Significant unobservable inputs used in the fair value measurement of the warrants include the estimated term.  Significant increases in the estimated remaining period to exercise would result in a significantly higher fair value measurement.  Conversely, decreases in the estimated remaining period to exercise would result in a significantly lower fair value measurement.

Significant unobservable inputs used in the fair value measurement of the compound embedded derivatives include the variable linked number of common shares, the variable interest conversion factor and the conversion price factor.  The compound embedded derivatives are linked to a variable number of common shares based upon the average of the Company's closing stock price for the ten days preceding conversion. In addition, the Company has the option of paying interest in common stock at 85% of the trailing ten day average stock price. The number of linked shares will increase (decrease) as the trading market price decreases (increases). While the debt is convertible into stock based on the trailing ten day average stock price, we assumed that a market participant would not exercise the right to convert debt into shares unless the option was significantly in the money.  For purposes of applying this consideration, the fair value model assumes that debt will not convert unless the conversion rate is less than or equal to 25% of the trading value of the stock.  Significant increases (decreases) in the trading market price in the future would result in a significantly lower (higher) fair value measurement.

For a summary of the changes in the fair value of Level 3 financial liabilities See Note 12.

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

The Company has not recognized a liability for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits or penalties has not been provided since there has been no unrecognized benefit or penalty. If there were an unrecognized tax benefit or penalty, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company files U.S. Federal income tax returns and various returns in state jurisdictions. The Company's open tax years subject to examination by the Internal Revenue Service and the state  Departments of Revenue generally remain open for three years from the date of filing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of Common Stock outstanding for the period.  Diluted net earnings ( loss) per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options,  shares issuable on exercise of warrants, convertible preferred stock and convertible notes in the weighted-average number of common shares outstanding for a period, if dilutive.   Common stock equivalents that are anti-dilutive were excluded from the computation of diluted earnings per share.

Due to the significant number of common shares outstanding, there is no difference between basic and diluted earnings per share for the year ended June 30, 2014.  As such, no reconciliation has been presented.

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

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees are recorded at fair value on the date of the grant. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition is accrued if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments to employees that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options is expensed over their requisite service period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the agreement. The Company estimates the volatility of its common stock at the date of grant based on its historical stock prices. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company used the following assumptions for options granted during the twelve months ended June 30, 2014:

Equity Incentive Plans Assumptions	June 30, 2014
Expected term	3 - 4 years
Weighted average volatility	287% - 305%
Weighted average risk free interest rate	0.76% - 1.02%
Expected dividends	-

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulated catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.  Based upon historical experience of forfeitures, the Company estimated forfeitures at 0% for the year ended June 30, 2014.  There were no options issued for the year ended June 30, 2013.

During the year ended June 30, 2013, and as further discussed at Note 4, the Company granted warrants to purchase Common Stock and preferred stock to a certain executive of the Company.  For the reasons discussed at Note 12, the Company accounts for these stock-based compensation awards as liability awards.  The Company measures liability awards based on the award's intrinsic value on the grant date and then re-measures at each reporting date until a date of settlement.  Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation expense for each period until settlement is based on the change in value (or a portion of the change in value, depending on the percentage of the requisite service that has been rendered at the reporting date). Changes in the value of a liability that occur after the end of the requisite service period are considered compensation expense in the periods in which the changes occurs.

Reclassifications

Certain items have been reclassified in the 2013 financial statements to conform to the 2014 presentation.

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

In May 2014, the FASB issued Accounting Standards Update No.2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for the Company in the first quarter of the fiscal year ending June 30, 2019, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

4.             COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company, as of June 30, 2014 and 2013, had a total of 1,151,410,590 and 997,299,590 shares outstanding, respectively.   On July 27, 2012, the Board of Directors approved an amendment of the Articles of Incorporation, and a majority of the shareholders approved the amendment, to increase the authorized number of common shares in the Company to 2 billion shares from 600 million.

Preferred Stock

Pursuant to an amendment of the Articles of Incorporation on December 19, 2012, the Company was authorized to issue up to 100,000,000 shares of blank check preferred stock.  There were authorized 37 and 63 shares of Series A and B preferred stock, respectively, of which 35.75 shares of Series A and 38.70 shares of Series B shares, respectively, were issued and outstanding as of June 30, 2014 and 35.75 shares of Series A and 27.50 shares of Series B were issued and outstanding as of June 30, 2013.

Each share of Preferred A or Preferred B stock is convertible into an amount of shares of Common Stock that is equal to one percent of the outstanding Common Share Equivalents of the Company, as defined, at the time of conversion, subject to readjustment without the payment of any additional consideration by the Holder thereof, as follows; at the option of the holder at any time or at the option of the Company on or after the date that is ten days subsequent to the date the Company gives written notice to the Holders that the Company has raised at least $10,000,000 in a single or coordinated series of transactions, which notice specifies the particulars of such capital raise transaction(s).  In addition, so long as any shares of Preferred A or B are outstanding, the Company shall not, without the affirmative vote or written consent of the holders of at least two thirds of the aggregate number of shares at the time outstanding of Preferred A and Preferred B shares, respectively, alter or change any of the powers, preferences or special rights given to the Series A and B so as to affect the same adversely.

Holders of the Series A and Series B preferred stock are entitled to receive, if declared by the Company’s board of directors, dividends declared on the Company’s Common Stock.  Each share of Series A and Series B preferred stock will be entitled to receive 1% of the total dividend declared on Common Stock.   No dividends have been issued or declared by the board of directors.

Each of the Series A and Series B preferred stock has voting rights on all matters subject to a vote of the common stockholders equal to the number of common shares issuable upon conversion of the Series A and Series B preferred stock.

With respect to rights upon liquidation of the Company, the Series A preferred stock ranks senior to the Series B preferred stock and to the Company’s Common Stock.  Holders of Series A preferred stock have the right to receive, in cash and prior to the holders of any other class of stock, an amount equal to $125,000 per share, subject to adjustment, plus any accrued dividends on the Series A preferred stock.  After distribution to the Series A stockholders, holders of the Series B preferred stock have the right to receive an amount equal to $156,250 per share, subject to adjustment, plus any accrued dividends on the Series B stock.  Any remaining amounts are to be distributed to the holders of the Common Stock.

Private Placements

During the year ended June 30, 2014, the Company sold 134,061,000 shares of Common Stock and 6.2 shares of Series B preferred stock for cash proceeds of approximately $1,172,000. As part of the purchase of the Company’s stock, the investors received warrants to purchase 12,500,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share, warrants to purchase 10,800,000 shares of Common Stock at an exercise price of $0.015 per share and warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.02 per share.  The warrants are immediately exercisable and expire at various dates through December 2015.  As discussed in Note 12, the Company determined that the warrants issued in the private placements require liability classification, thus, they are reported at fair value and re-measured each reporting period, with the change in the fair value recognized in the consolidated statements of operations.  The initial fair value of the warrants on their issuance dates totaled $233,910.

Also during the year ended June 30, 2014, the Company awarded 26,800,000 shares of Common Stock to various individuals for assistance in procuring equity investors.  The total value of the stock issued was $514,700.  As of June 30, 2014, 19,800,000 shares of the Common Stock with a value of $458,700 had been issued and 7,000,000 shares with a value of $56,000 had not been issued and are included in common stock payable on the accompanying consolidated balance sheets. The $110,200 value of 5,800,000 shares of Common Stock related to a failed stock offering was recorded as an expense and is included in general and administrative expenses on the accompanying consolidated statements of operations. The Company also issued warrants to purchase 2,000,000 shares of Common Stock valued at $11,512 in connection with placements of its equity securities.

As set forth in the consolidated statement of stockholders’ deficit, the Company issued common shares in 2013 including 64,778,710 shares for conversion of principal and accrued interest on debt of $154,214 and 288,046,721 shares in payment for fees and services of $6,583,435.   In addition for 2013, the Company issued 6 million common shares in exchange for access to independent sales agent of HIITS Consulting valued at $59,400, issued 34,834,156 in common shares in exchange for the acquisition of the technology assets of JTJ Capital, LLC valued at $1,060,016, issued 10,526,316 common shares in exchange for 100% of the stock of ClariDYS, Inc. valued at $421,052, issued 20,401,250 common shares in exchange for accrued salary balance of $187,210, and issued 3,500,000 common shares in exchange for an accounts payable balance of $105,000.  There were authorized 37 and 63 shares of Series A and B preferred stock, respectively, of which 35.75 Series A and 27.50 Series B shares, respectively, were issued and outstanding as of June 30, 2013.  During the year ended June 30, 2013, there were 7.75 shares of Preferred Series A and 7.63 shares of Preferred Series B issued as part of the $2,034,375 raised in conjunction with 153,750,000 common shares issued.

Stock Options

The Company’s employee option plan was discontinued on June 6, 2012 with all outstanding options expired.  However, certain executives have been granted options or warrants outside of the plan that are compensatory in nature. There were no options issued for the year ended June 30, 2013.  A summary of option activity for the year ended June 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Balance outstanding – June 30, 2013	-	-	-	$-
Granted	200,000,000	$0.01
Exercised	-	-
Forfeited/expired	-	-
Balance outstanding – June 30, 2014	200,000,000	$0.01	2.8	$-
Exercisable – June 30, 2014	45,000,000	$0.01	2.7	$-

A summary of non-vested stock option activity for the year ended June 30, 2014 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Non-vested – June 30, 2013	-	-	-
Granted	200,000,000	$0.01
Vested	(45,000,000)	$0.01
Forfeited/expired	-	-
Non-vested – June 30, 2014	155,000,000	$0.01	2.8

The compensation expense related to these grants that was recognized for the years ended June 30, 2014 was $951,000 and is included in general and administrative expenses in the accompanying Consolidated Statement of Operations.  Future compensation related to non-vested awards expected to vest of $1,466,768 is estimated to be recognized over the weighted average vesting period of approximately 2.8 years.

The Company’s former CEO, Mr. Zolla, received as part of his June 1, 2013 employment agreement, warrants from the Company for 100,000,000 common shares to be purchased at an exercise price of $0.017 per share and warrants for five Series B preferred shares to be purchased at an exercise price of $125,000 per share.  The warrants have a term of five years and vest as follows: 1.67 shares of Series B preferred and 33.4 million shares of Common Stock upon signing of the June 1, 2013 employment agreement, 1.66 shares of preferred B and 33.3 million shares of Common Stock on June 1, 2014, and 1.66 shares of preferred B and 33.3 million shares of Common Stock on June 1, 2015. For the reasons discussed at Note 12, the Company determined that the warrants require liability classification.  The warrants for the Common Stock had an aggregate value of $436,881 and $2,180,439 at June 30, 2014 and 2013, respectively.  The value at June 30, 2014 was estimated using the Black-Scholes option pricing model with the following assumptions:  exercise price of $0.017 per share, volatility of 229%, risk free interest rate of 0.47% and no expected dividends. The value at June 30, 2013 was estimated using the Black-Scholes option pricing model with the following assumptions:  exercise price of $0.017 per share, volatility of 301%, risk free interest rate of 0.50% and no expected dividends. The Company recognized $726,813 of compensation expense for the year ended June 30, 2013.  At June 30, 2014 (Mr. Zolla was no longer providing service to the Company), the value of the warrant had decreased and the Company recognized income of $289,932 which has been offset against stock-based compensation expense which is included in general and administrative expenses on the accompanying consolidated statements of operations.  Total compensation expense recognized for the warrants to purchase Common Stock as of June 30, 2014 is $436,881.  The warrants for the preferred shares had an aggregate value of $121,565 and $461,660 at June 30, 2014 and 2013, respectively.  The value of the warrants for the preferred shares was estimated using a Binomial Option Valuation model.  The Company recognized $ 153,887of compensation expense for the year ended June 30, 2013.  At June 30, 2014, the fair value of the warrant had decreased and the Company recognized income of $32,322 which has been offset against stock-based compensation expense which is included in general and administrative expenses on the accompanying consolidated statements of operations.  Total compensation expense recognized for the warrants to purchase preferred shares as of June 30, 2014 is $121,565.

Restricted Stock Issued for Services

Our current CEO, Mr. McDermott, was awarded five restricted shares of Series B preferred stock under the terms of his employment agreement.  The shares vest as follows: one share on signing of the employment agreement at July 1, 2013 and one share for each yearly anniversary of the Employment Agreement.  The 5 shares of Series B restricted stock were valued at a total of $667,820 by calculating the common stock equivalent value on a diluted basis.  Compensation expense related to this grant for the year ended June 30, 2014 was $267,128.  At June 30, 2014, future compensation expense related to the non-vested portion of this award is $400,692 which will vest over the next 3.0 years.

Warrants

The warrants were valued using the Black Scholes Model excepting variable strike price warrants which were valued using a Lattice Model (see Note 12).

All common stock warrant issuances during fiscal year ending June 30, 2014 were issued in conjunction with stock purchases excepting 2,000,000 warrants which were issued in connection with services raising funds.

	June 30, 2014		June 30, 2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of the period	407,927,667	$0.1840	97,616,000	$0.2370
Issued	25,800,000	$0.0123	316,375,000	$0.0100
Exercised	-		-
Forfeited	-		-
Expired	(13,730,667)	$0.0504	(6,063,333)	$0.0600
Outstanding at end of the period	419,997,000	$0.0736	407,927,667	$0.1840

During the years ended June 30, 2014 and 2013, no warrants were exercised.  The Company issued warrants as follows for the year ended June 30, 2013:

1)	100,000,000 warrants issued due to lender extending loan maturity date. The warrants were valued at $348,482.

2)	71,500,000 warrants issued in addition to issuance of common stock or preferred stock resulting from raising funds from investors. The warrants were valued at $2,209,593.

3)	42,375,000 warrants issued as a fee for assisting in fund raising. The warrants were valued at $1,161,572.

4)	2,500,000 warrants issued as a result of note holder converting to common stock. The warrants were valued at $54,226.

5)	100,000,000 warrants to Mr. Zolla under his employment agreement. The warrants were valued at $1,119,626.

The warrants issued during the year ended June 30, 2013, have a weighted average remaining life of between 0.07 years and 3.25 years and have a weighted average exercise price of between $0.01 and $0.40.

The Company issued 1,766,667 warrants for the year ended June 30, 2012 in addition to the issuance of common shares.  The warrants were valued at $52,380.  The 1,766,667 warrants were issued as fees for services and had a weighted average exercise price of $0.237.  The warrants issued during the year ended June 30, 2012 are exercisable in a range beginning at $0.01 through $0.24 and expire from 0.07 years to 3.25 years.

5.            PROPERTY AND EQUIPMENT

Depreciation expense on property and equipment for the years ended June 30, 2014 and 2013 was $3,729 and $-0-, respectively.  The cost and related accumulated depreciation of disposed assets are removed from the applicable accounts and any gain or loss is included in income in the period of disposal. Property and equipment are stated at cost and consist of the following:

	June 30,
	2014	2013
Furniture and fixtures	$-	$2,600
Leasehold improvements	16,780	0
Equipment	-	252,883
	16,780	255,483
Less Accumulated Depreciation and Amortization	3,729	255,483
	$13,051	$-0-

6.            SOFTWARE DEVELOPMENT COSTS

Software development costs consists of the following:

	June 30,
	2014	2013
Developed Software Costs	121,365		72,430
Less Accumulated Amortization	(4,147)		(72,430)
	$117,218	$	- 0-

Throughout fiscal  2014, the Company developed iCoreExchange and certain other new iCore software platforms including iCoreMD and iCoreDental.  The Company capitalized approximately $121,000 of software development costs during fiscal 2014.  The iCoreExchange software was placed into service in April 2014 and is being amortized over its estimated useful life of two years.  The other software platforms have not been placed into service as of June 30, 2014.

7.             TECHNOLOGY AND MEDICAL SOFTWARE

The Company had capitalized all acquisition costs associated with the acquisition of NuScribe Inc.  In addition, we elected to capitalize all related development costs associated with the completion of the iMedicor portal, which was included in the asset purchase of Nuscribe.  The iMedicor ™ portal was launched in late October 2007 and we were amortizing its cost on a straight-line basis over 60 months.  Total amortization expense (exclusive of impairment losses discussed below) was $14,179 for the year ended June 30, 2013.  The Company accounts for impairment of technology assets in accordance with recently issued and adopted accounting pronouncements, which require that technology with finite useful lives should be amortized, but also be tested for impairment at least annually.  If impairment exists, a write-down to fair value measured by discounting estimated future cash flows is recorded.   The Company evaluated this technology and medical software for impairment as June 30, 2013 and determined that the asset was impaired by $1,084,057 at June 30, 2013. The technology related to the portal to which these assets relate changed considerably since their acquisition and development, resulting in a change in the estimate of remaining cash flows.   Cumulative impairment losses at June 30, 2013 were $1,708,673.

8.          CONSULTING AGREEMENT

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

The consideration for the transaction was six millions shares of common stock and six million warrants to purchase Common Stock, exercisable at $0.02 per share for a three-year period. A 90 day contract was signed after which both parties could re-engage to negotiate, in good faith, an extension with terms to be determined by and agreed upon by both parties. The Company agreed to pay $10,000 in monthly salary for Henry Denis. On or about June 30, 2013, Henry Denis and his entity HITS Consulting were terminated and not required to provide any further services to the Company.

9.          ACQUISITIONS

NextEMR/iPenMD – Software:

On January 22, 2013, the Company purchased NextEMR (Electronic Medical Record) software with iPenMD software imbedded.  The purpose of the software purchase was to acquire its unique electronic pen features allowing physicians to regain lost productivity during the transition from paper to electronic health records.

In accordance with the January 22, 2013 asset purchase agreement, the Company was required to issue a total of 34,834,156 shares of Common Stock.  The technology asset was valued at $660,000 based on the fair market value of the stock issued and $400,016 was expensed to acquisition costs.

As of June 30, 2013, the technology asset was deemed fully impaired.

ClariDIS Corporation

On March 18, 2013, the Company acquired all of the outstanding 275,000 shares of ClariDIS Corporation (a data mining and data aggregation business) in exchange for 10,526,316 common shares of iMedicor Inc. The transaction was valued at $421,052 based upon the 10,526,316 shares exchanged having value to the stock price of $.04 on March 18, 2013 the date of closing. The acquisition value in shares was applied entirely to the technology software asset acquired.  The purpose of ClariDIS was to strengthen the IT and security encryption capabilities of iMedicor's Social Health Information Exchange (HIE) Version 3.0, acquiring the upgraded version of the first healthcare industry information exchange platform to offer secure messaging services within a social/professional networking.

As of June 30, 2013, the technology asset was deemed fully impaired.

The results of operations of the acquired company ClariDIS Corporation are included in the Company’s consolidated statement of operations.  Total  revenues were $-0- and expenses totaled $960 for the year ending June 30, 2013.  There were no associated revenues or expenses for the year ending June 30, 2014.

10.           LINE OF CREDIT

Effective October 29, 2013, the Company entered into a revolving line of credit agreement in the amount of $250,000, which was increased to $500,000 on March 12, 2014.  The line of credit is collateralized by all assets of the Company plus a $250,000 certificate of deposit owned by a stockholder of the Company who is also the guarantor for the line of credit.  The Company agreed to issue the stockholder 50 million shares of common stock as consideration for providing the guarantee. The stock, valued at $500,000, has not been issued as of June 30, 2014 and is included in common stock payable on the accompanying consolidated balance sheets.  In addition, the Company granted its Chief Executive Officer 50 million shares of common stock valued at $285,000, as consideration to the Chief Executive Officer to provide a personal guarantee to the stockholder for 50%  of any loss that might be incurred under his guarantee.  This stock has not been issued as of June 30, 2014 and is included in common stock payable on the accompanying consolidated balance sheets.   The line carries interest at the Wall Street Journal Prime rate + 1.0% with a floor rate of 6.5% (6.5% at June 30, 2014).  Interest is payable monthly with all outstanding principal and interest  due on January 30, 2016.

11.           LONG-TERM DEBT

Long-term debt at June 30, 2014 and 2013 consisted of the following:

	June 30, 2014	June 30, 2013
(1) Convertible note bearing interest at 17.98% per annum, as amended due on June 30, 2008	$-	$150,000
(2) Related party note payable bearing interest at 8.5% per annum due June 30, 2017	125,500	306,858
(3) Convertible note bearing interest at 10% per annum originally due July 26, 2010	-	66,384
(4) Secured convertible note bearing interest at 10%-12% per annum – maturity extended to August 31, 2015	2,322,712	1,513,964
(5) Secured convertible note bearing interest at 8%-18% per annum – maturity extended to August 31, 2015	1,988,899	1,836,473
(6) Note bearing interest at 8% per annum, originally due in November 2008	391,805	370,200
(7) Note bearing interest at 8% per annum, no maturity date	391,259	371,387
(8) Three non-interest bearing notes executed from September 22, 2009 through January 11, 2011	10,000	35,000
(9) Note bearing interest at 18%, maturity extended to August 2015	166,895	170,095
Total long-term debt	$5,397,070	$4,820,361
Less current maturities	(793,064)	(4,820,361)
Total long-term maturities	$4,604,006	$-

Total future minimum payments due on long-term debt as of June 30, 2014 are as follows:

Fiscal Year Ending

2015	$793,064
2016	4,478,506
2017	125,500

$5,397,070

(1)           The Hospice convertible debenture was originally due on September 30, 2004. The note is convertible at $1.00 per share of common stock.  The effective interest rate is 17.98%.  The debenture was to begin to be paid in January 2007 over a period of 18 months at a monthly amount of $8,333. The note holder had agreed to no additional interest beyond September 30, 2004.  The Company defaulted on the debentures as of January 2007. Since that time, the lender has not had contact with the Company and has made no demand for payment. The Company has determined that the related statute of limitations for demand of payment by the lender has expired and has determined that it will not pay the debt. Accordingly, the Company wrote-off the debt during the year ended June 30, 2014 and recognized a $150,000 gain on debt extinguishment.

(2)           The unsecured Schneller convertible notes payable, with interest at 20%, originated on December 23, 2008 with a loan of $100,000 and a maturity date of December 31, 2009. The notes were convertible as defined in the loan agreements.   If the loan was not repaid by the designated date there was a loan redemption fee of $50,000 that was to be added to the principal of the note.  Effective May 5, 2010, the loan was replaced with a new convertible promissory note with the same conversion terms in the amount of $187,687 bearing interest at a rate of 20%.  The value of the conversion feature was determined to be de minimis.  If the note was in default, then Schneller was to earn for every 90 days of default, 1,336,000 shares of common stock and warrants for 1,336,000 shares of common stock exercisable at $0.05 per share for five years. At June 30, 2013, 36,072,000 of common shares and warrants for 36,072,000 common shares with a value of $638,786 were owed to Schneller and are included in accrued expenses. During fiscal 2014, an additional $53,440 was accrued by the Company under the default provisions of the debt.  At June 30, 2014, accrued expenses includes $692,225 related to amounts due to Schneller under the default provisions of the debt.  On June 30, 2014, the Company entered into a settlement agreement whereby the Company agreed to issue 3 shares of Series B convertible preferred stock in settlement for all amounts due under this promissory note.  In addition, a new promissory note dated June 30, 2014 was issued to Schneller in the principal amount of $100,000 bearing interest at a rate of 8.5% per annum with a maturity date of June 30, 2017. Interest payments in the amount of $2,125 are payable at the end of each calendar quarter starting September 30, 2014.  Since the Company did not issue the 3 shares of Series B preferred stock until subsequent to June 30, 2014, the value of these equity instruments is not included as consideration in the debt restructuring. Accordingly, the principal and interest of the original Schneller note was replaced with the new note dated June 30, 2014 in a transaction that the Company determined meets the criteria for a troubled debt restructuring. The Company recorded a gain on the debt modification of $210,451, representing the difference between the carrying amount of the old debt and the future cash flows of the new debt, and reduced the carrying value of the Schneller debt to $125,500.  Mr. Schneller was appointed to the Company’s board of directors subsequent to June 30, 2013.

(3)           The unsecured Koeting convertible note payable, with interest at 10%, originated on March 26, 2010 with a loan to the Company of $50,000 payable on July 26, 2010. The note is convertible at $0.05 per share.  The Company defaulted on the note as of July 2010.  Since that time, the lender has not had contact with the Company and has made no demand for payment. The Company has determined that the related statute of limitations for demand of payment by the lender has expired and has determined that it will not pay the debt. Accordingly, the Company wrote-off the debt during the year ended June 30, 2014 and recognized a $71,414 gain on debt extinguishment.

(4)            Effective October 2009, the Company entered into a convertible line of credit agreement with Sonoran Pacific Resources, a company affiliated with a shareholder of the Company, for a maximum amount of $1,600,000. The note is convertible into shares of the Company’s Series B preferred stock at $125,000 per share of Series B preferred stock. This agreement has been amended and modified several times. The note is secured by all assets of the Company. As modified, the loan bears interest at 10% per annum, payable monthly, and matured June 30, 2013 but includes an option for the Company to elect to extend the maturity date of the note to June 30, 2014.  Upon exercise of this option by the Company, the interest rate on the note was increased to 12% per annum.  However, the lender has allowed the interest rate to continue at the original rate of 10%. As consideration for certain of the  modifications of the loan through June 30, 2012, the Company agreed to issue the lender 100,000,000 shares of Common Stock. As of June 30, 2014 and 2013, 50,000,000 shares valued at $95,000 had not yet been issued and are included in common stock payable.   The note also includes certain restrictive loan covenants. During the year ended June 30, 2014, the Company defaulted under the payment terms and certain other covenants of the note. An Omnibus Agreement was executed February 28, 2014 regarding this and the second Sonoran note (5) wherein a waiver of default was provided and the note due date was extended to August 31, 2015. The non-default interest rate is 12% effective March 1, 2014, however, the lender has allowed the interest rate to continue at the original rate of 10%. The credit limit will automatically increase for any additional advance made by the Company or on behalf of the Company, including accrued interest. The Company is obligated to repay $352,000 on or before June 30, 2015. Failure to pay this amount will result in a default under the agreement and the interest rate will be adjusted to 18%. As of June 30, 2015, the Company had not made such payment and is considered in default.  It is in the process of entering into a revised agreement with Sonoran Pacific Resources. Accrued interest on this note is $725,363 and $439,514, at June 30, 2014 and 2013, respectively, and is included in the loan balance at each year end. The Company also agreed to issue Sonoran Pacific Resources 150,000,000 share of Common Stock as a fee in consideration of the Omnibus extension and other financial accommodations related to this loan agreement. These shares were valued at $1,200,000 and have been recorded as loan costs and are being amortized over the related life of the loan extension.  These shares have not been issued as of June 30, 2015 and the value of the shares is included in common stock payable at June 30, 2014.

(5)           In connection with note and security agreement mentioned at (4) above, this note was also provided by Sonoran Pacific Resources over the past several years at varying amounts to assist the Company for cash flow purposes. This note is convertible into shares of the Company’s Common Stock based on the average closing price of the stock for the ten trading days immediately preceding the conversion date. This agreement has been amended and modified several times. This note is secured by all assets of the Company. Principal is payable commencing the month following the month in which the Company begins to generate revenue.  Payments will be equal to 10% of the Company’s gross revenue, less any partner/strategic alliance revenue share and will be paid by the 15th of each month for all cash receipts collected by the Company in the previous month. All such payments are to be applied first to unpaid interest and then to principal. Interest is at 8% on the outstanding principal amounts and due in quarterly installments.  If any payment is not paid when due, the entire outstanding principal balance shall bear interest at 18%. Interest shall be paid in cash, or at the option of the Company, in shares of the Company’s Common Stock with such shares valued at 85% of the average closing price for shares of the Company’s Common Stock for the 10 trading days immediately preceding the interest payment date. Similar to note (4), if the note is not repaid by June 30, 2014, the interest will increase to 18% until such latter default is cured. An Omnibus agreement was executed February 28, 2014 regarding this and the first Sonoran note (4) wherein a waiver of default was provided and the note due date extended to August 31, 2015. The non-default interest rate is 8%. The default interest rate, if not paid, will be 18%. As of June 30, 2014, the Company is considered in default and in the process of entering into a revised agreement. Accrued interest on this note is $798,442 and $646,016 at June 30, 2014 and 2013, respectively, and is included in the loan balance at each year end. The conversion feature of this note, along with certain other embedded derivatives, require bifurcation and have been recorded as a liability at June 30, 2014. The value of the related liability is $304,699 at June 30, 2014 and was determined to be di minimis at June 30, 2013. The $304,699 change in the fair value of the liability is included in change in fair value of derivative liabilities on the accompanying consolidated statements of operations.

(6)  On October 20, 2005, the Company agreed to repurchase shares of several shareholders referred to as the Wellbrock Group.  The shares were exchanged for a $300,000 three-year note to be amortized over ten years at 8%. The shares of stock are held in escrow until the notes are completely paid. If there are any late payments per the payment schedule, the shares are to be released from escrow and to revert back to the original shareholders. The first ten monthly payments of principal and interest were to be in installments of $1,000 and the remaining 26 payments were to be in installments of $3,640. The balloon payment of $272,076 was due on November 1, 2008. The balloon balance was subsequently paid down to $263,492, but no further payments were made. The Company continues to be in default on this note. The Company has sought an extension/modification and has not received a response. The Company continues to accrue interest at 8%. The accrued interest payable was $108,452 and $86,847 at June 30, 2014 and 2013, respectively, and is included in the loan balance at each year end.

(7)  One of the Company’s former directors lent funds in varying amounts beginning November 5, 2010.  Outstanding principal and accrued interest was $391,259 and $371,387 at June 30, 2014 and June 30, 2013 respectively.  There is no maturity date.

(8) Various unsecured, non-interest bearing notes payable totaling $10,000 and $35,000 at June 30, 2014 and June 30, 2013, respectively. The Company has determined that the related statute of limitations for demand of payment by certain of the lenders has expired and has determined that it will not pay the related debt. Accordingly, the Company wrote-off the debt during the year ended June 30, 2014 and recognized a $25,000 gain on debt extinguishment. The remaining debt is in default as of June 30, 2014.

(9)  Genesis Finance Corporation (“Genesis”) loaned the Company $155,000 during fiscal 2012. The note accrues interest at 18%.  The note was originally due February 2012 and was being paid in installments of $2,325 on the 25th of each month. The note has been extended several times and is due August 2015. In connection with the debt extensions, the Company agreed to issue an aggregate of 1,310,000 shares of Common Stock to Genesis, none of which have been issued as of June 30, 2015. The $20,877 value of the shares has been recorded as loan costs and is being amortized over the related lives of the extensions. This note is guaranteed by Sonoran Pacific Resources, a company affiliated with a shareholder of the Company, and is secured by an interest in certain property of the guarantor. Accrued interest was $11,895 and $20,150 at June 30, 2014 and June 30, 2013, respectively, and is included in the loan balance at each year end.

12.             DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability.  The change in fair value is recorded in the Consolidated Statement of Operations as other income or expense. Upon conversion or exercise, as applicable, of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Warrant Liability

During the year ended June 30, 2013, the Company determined that it did not have sufficient authorized shares of common stock to settle its equity indexed instruments. Accordingly, the Company recorded a warrant liability in the amount of $8,228,882 as of March 31, 2013.  The following table summarizes the Company’s activity and fair value calculations of its derivative warrants.

Warrant Liability
Balance, June 30, 2012	-
Initial fair value of derivative warrants	8,228,882
Change in fair value of derivatives	(2,229,447)
Balance June 30, 2013	5,999,435
Issuance of warrants to investors and consultants	245,423
Change in fair value of derivatives	(5,350,627)
Reclassification of Zolla share-based compensation liability	558,446
Balance June 30, 2014	1,452,677

Certain of the Company’s warrants were valued using the Black-Scholes option pricing model with the following assumptions:

Warrant Valuation Assumptions	June 30, 2014	June 30, 2013
Expected term	0.11 to 2.00 years	0.07 to 3.25 years
Weighted average volatility	85.05% to 323.90%	70.65% to 299.63%
Weighted average risk free interest rate	0.30%- 0.49%	0.02% - 0.66%
Expected dividends	-	-

The derivatives at June 30, 2012 included embedded derivatives deriving from the Company’s Asher notes issued in 2010 which had variable conversion rates based on market prices and reset provisions to the exercise price and conversion price if the Company issued equity or other derivatives at a price less than the exercise price set forth in the notes.  Since the Asher notes converted at a percent of market, there was an indeterminable number of shares that could be issued upon conversion.

Warrants that have a sliding scale exercise price were valued using a binomial lattice option valuation technique using the following assumptions:

Warrant Valuation Assumptions	June 30, 2014
Expected term	0.25 -1.79 years
Weighted average volatility	149% - 184%
Weighted average risk free interest rate	0.04% - 0.27%%
Expected dividends	-
Exercise price	$0.05 - $1.00

The Company estimates expected term based on the contractual remaining term, allocated among twelve equal intervals for purposes of calculating other inputs such as volatility and risk-free rate.  Volatility is based upon historical stock prices over ranges of dates consistent with the projected term of the warrant.  The risk free rates represent yields on zero-coupon U.S. Treasury Securities, over the remaining term of the warrant.  Exercise price is based upon the varying exercise price of the warrant over the remaining term.

Compound Embedded Derivatives

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

The Company determined that the compound embedded derivative in its secured convertible note with Sonoran Pacific Resources (see note 11 item (5)) requires bifurcation and liability classification as a derivative financial instrument because it was not considered clearly and closely related to the host debt instrument and was not considered indexed to the Company’s own stock.  The value of the related liability is $304,699 at June 30, 2014 and was determined to be di minimis at June 30, 2013. The $304,699 change in the fair value of the liability is included in change in fair value of derivative liabilities on the accompanying consolidated statements of operations.  The value of the embedded derivative was determined using a flexible Monte Carlo simulation.  The variables in the model included; the future stock price, conversion factor, interest conversion factor, and market capitalization prior to and following conversion.

Certain other of the Company’s convertible debt includes embedded conversion features or other embedded derivative instruments that were not determined to require bifurcation and liability classification or the value of which was immaterial to the consolidated financial statements.

The following table summarizes the Company’s activity and fair value calculations of its compound embedded derivatives:

Compound Embedded Derivatives

Balance, June 30, 2012	$928,374
Change in fair value of derivative	(878,702)
Loss recognized from debt redemption	(49,672)
Balance, June 30, 2013	-0-
Change in fair value of derivative	304,699
Balance, June 30, 2014	$304,699

13.             INCOME TAXES

The Company has incurred net losses since inception. At June 30, 2014 and 2013, the Company had federal net operating loss carry-forwards of approximately $46,000,000 and $45,000,000, respectively, which at the latter date may be carried forward for tax years ending through June 30, 2034. Utilization of NOL carry-forwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns are subject to examination by the Internal Revenue Service and applicable state taxing authorities, generally for a period of three years from the date of filing.

Deferred tax assets comprise the following at June 30, 2014 and June 30, 2013, respectively:

	June 30,
	2014	2013
Deferred Income Tax Assets	$15,213,128	$15,879,453
Valuation Allowance	(15,213,128)	(15,879,453)
Net Deferred Tax Asset	$-0-	$-0-

Reconciliation of the effective income tax rate to the federal statutory rate:
Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry- forwards	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

The valuation allowance decreased by approximately $666,000 for the year ended June 30, 2014 and increased by approximately $3,600,000 for the year ended June 30, 2013.

14.           CONCENTRATION OF CREDIT RISK

Revenue concentrations for the year ended June 30, 2014 and 2013 and the accounts receivables concentrations at June 30, 2014 and 2013 are as follows:

	Net Sales for the Year Ended		Accounts receivable At
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Customer A	13.9%	52.5%	33.6%	0%
Customer B	8.6%	18.1%	22.4%	0%
Customer C	8.2%	0%	16.8%	0%
Customer D			16.8%
Customer E			10.5%
	30.7%	70.6%	73.1%	0%

15.           COMMITMENTS AND CONTINGENCIES

 (A) LEASE COMMITMENTS

On November 15, 2013 the Company signed a two-year lease agreement with AAMD, LLC for approximately 3,060 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters.  The lease provides for a one-year renewal term at the option of the Company.  Five year lease obligations for the office space are as follows:

Year Ended	Lease Amount
June 30, 2015	$51,300
June 30, 2016	52,700
June 30, 2017	17,700
June 30, 2018	-
June 30, 2019	-
Total	$121,700

Total rent expense for the year ended June 30, 2014 was approximately $33,000.

(B) EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

On July 1, 2013, Robert McDermott entered into an Employment Agreement (the "McDermott Agreement") with the Company. Pursuant to the terms of the McDermott Agreement; Mr. McDermott was appointed by the Board of Directors as the Chief Executive Officer of the Company.  The McDermott Agreement is a two-year Employment Agreement wherein Mr. McDermott is to receive an annual base salary of $200,000 plus an annual bonus up to 100% of his base salary, which bonus is to be determined by the Board. At June 30, 2014, the Company has accrued $200,000 for amounts due to Mr. McDermott under his employment agreement which is included in Employee/contractor payables on the accompanying consolidated balance sheets.  In addition, Mr. McDermott was awarded an option to acquire 100,000,000 shares of the Company’s Common Stock.  Twenty percent of the option award (20,000,000 options) was vested on July 1, 2013.  The remaining options are to be vested at the rate of 20,000,000 each on the subsequent anniversary dates of the date of the McDermott Agreement.. The Common Stock option has an exercise price equal to the average of the  ten (10) trading day closing price of the Common Stock prior to the Effective Date (the effective date being June 1, 2013) and contains a provision for "cashless exercise" at the discretion of Mr. McDermott. Further, Mr. McDermott was awarded 5 shares of the Company’s Series B preferred stock.  One share of the Series B stock was vested on July 1, 2013, with the remaining McDermott Series B shares to be vested at the rate of one each on each of the subsequent anniversary dates of July 1, 2013.  In the event of termination of employment due to change in control, as defined, Mr. McDermott will continue to receive his base salary and annual bonus computed at 100% of base salary for 24 months following the date of termination.  In addition, the stock options will become fully vested as of the date of termination and the restrictions on the Series B preferred stock will be lifted as of the date of termination.  In the event of termination during the initial two year term of the agreement without cause, Mr. McDermott will receive his base salary for the 18 month period after date of termination. In the event of termination of employment due to death or disability, Mr. McDermott or his estate will continue to receive the base salary Mr. McDermott was receiving for six months following the date of termination and the stock options will become fully vested as of the date of termination and the restrictions on the Series B preferred stock will be lifted as of the date of termination.

On January 1, 2014, Donald Douglas (the “Douglas Agreement”) entered into an Employment Agreement with the Company.  Pursuant to the terms of the Agreement, Mr. Douglas was appointed by the Board of Directors as the Chief Operating Officer of the Company.  The Douglas Agreement is a two-year Employment Agreement wherein Mr. Douglas is to receive an annual base salary of $120,000 and is eligible to receive annual incentive bonus compensation pursuant, which bonus is to be determined by the Board.  The Board awarded Mr. Douglas a $25,000 bonus which is accrued on the June 30, 2014 Balance Sheet under Employee/Contractor Payable.

In addition, Mr. Douglas was awarded an option to acquire 50,000,000 shares of the Company’s Common Stock.  Twenty-five percent of the option award (12,500,000 options) which vested January 1, 2014.  The remaining options are to vest at the rate of 12,500,000 shares on the subsequent anniversary dates of the date of the Douglas Agreement. The Common Stock option has an exercise price equal to the average of the ten (10) trading day closing price of the Common Stock prior to the Effective Date (the effective date being January 1, 2014).

In the event of termination of employment due to change in control, as defined, Mr. Douglas will continue to receive his base salary and annual bonus computed at 100% of base salary for 24 months following the date of termination.  In addition, the stock options will become fully vested as of the date of termination.  In the event of termination during the initial two year term of the agreement without cause, Mr. Douglas will receive his base salary for the 18 month period after date of termination. In the event of termination of employment due to death or disability, Mr. Douglas or his estate will continue to receive the base salary Mr. Douglas was receiving for six months following the date of termination and the stock options will become fully vested as of the date of termination.

On January 1, 2014, Srini Parthasarathy (the “Parthasarathy Agreement”) entered into an Employment Agreement with the Company.  Pursuant to the terms of the Agreement, Mr. Parthasarathy was appointed by the Board of Directors as the Chief Technology Officer of the Company.  The Parthasarathy Agreement is a two-year Employment Agreement wherein Mr. Parthasarathy is to receive an annual base salary of $120,000 and is eligible to receive annual incentive bonus compensation pursuant, which bonus is to be determined by the Board.

In addition, Mr. Parthasarathy was awarded an option to acquire 50,000,000 shares of the Company’s Common Stock.  Twenty-five percent of the option award (12,500,000 options) vested on January 1, 2014.  The remaining options vest at the rate of 12,500,000 shares each on the subsequent anniversary dates of the date of the Parthasarathy Agreement. The Common Stock option has an exercise price equal to the average of the ten (10) trading day closing price of the common stock prior to the Effective Date (the effective date being January 1, 2014).

In the event of termination of employment due to change in control, as defined, Mr. Parthasarathy will continue to receive his base salary and annual bonus computed at 100% of base salary for 24 months following the date of termination.  In addition, the stock options will become fully vested as of the date of termination.  In the event of termination during the initial two year term of the agreement without cause, Mr. Parthasarathy will receive his base salary for the 18 month period after date of termination. In the event of termination of employment due to death or disability, Mr. Parthasarathy or his estate will continue to receive the base salary Mr. Parthasarathy was receiving for six months following the date of termination and the stock options will become fully vested as of the date of termination.

On June 1, 2013, Fred Zolla (the Zolla Agreement) entered into an Employment Agreement with the Company.  Pursuant to the terms of the Agreement, Mr. Zolla was appointed by the Board of Directors as the Executive Chairman of the Board of Directors  of the Company.  The Zolla Agreement is a two-year Employment Agreement wherein Mr. Zolla is to receive an annual base salary of $200,000 and is eligible to receive annual incentive bonus compensation pursuant, which bonus is to be determined by the Board.

In addition, Mr. Zolla was awarded an option to acquire 100,000,000 shares of the Company’s common stock at $0.017 per share and five shares of the Company’s preferred B stock at $125,000 per share.  One-third of the option award was vested on June 1, 2013.  The remaining shares were vested at the rate of one-third of both the common and preferred shares each on the subsequent anniversary dates of the date of the Zolla Agreement.

On November 18, 2013 a Termination Agreement was entered into by Mr. Zolla and the Company.  This agreement terminated, effective November 18, 2013, Mr. Zolla’s aforementioned Employment Agreement.  In the Termination Agreement, Mr. Zolla resigned his position as a Director and as Executive Chairman of the Board of Directors of the Company.

Simultaneous with the Termination Agreement, a Consulting Agreement between the Company and Mr. Zolla was executed wherein Mr. Zolla was to act as a consultant to the Company for a period of eighteen months commencing November 19, 2013.  Compensation for such services was to be approximately $13,333 per month.  In addition, all share-based awards granted by the Company to Zolla which had not fully vested as of the date of the Agreement shall not be forfeited and shall instead vest on such date, or dates that such award or awards would have vested if Zolla’s employment by the Company had not terminated and Zolla had not resigned as the Executive Chairman of the Board of Directors.

The Termination and Consulting Agreements also contained a restrictive covenant whereby, for a period of three years after November 18, 2013, Zolla shall not, in any geographical location in which there is at that time business conducted by the Company which was conducted by the Company on or at any time during the five years prior to November 18, 2013, directly or indirectly, own, manage, operate, control, be employed by, participate in, consult with, render services for or in any manner engage in, or be connected with the ownership, management, operation or control of any business competitive with or substantially similar to such business conducted by the Company without the written consent of the Company.

(C) LITIGATION

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business.  Litigation is, however, subjective to inherent uncertainties and an adverse result in these or other matters may harm the Company’s business.  The Company is not aware of any legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse effect on its operations or financial position.

In March 2014, former Chief Executive Officers, Mr. Zolla, brought an arbitration proceeding against the Company for fees he believed were due under the terms of his consulting agreement.  On July 1, 2015, a settlement was reached between the parties.  The agreement provides for payment of $200,000 to Mr. Zolla over time.  $75,000 was paid on execution of the agreement along with  $20,833 for six months from July through December 2015.  As of November 17, 2015, the Company has paid the $75,000, and four of the six monthly payments.  In addition, Mr. Zolla retains all stock and warrants with vesting schedules as described in his Employment Agreement dated June 1, 2013.

The amount of $200,000 has been accrued for this settlement and is shown on the June 30, 2014 Consolidated Balance Sheet as Accrued Settlement.

16.           CHANGE IN ACCOUNTING POLICY AND ACCOUNTING ESTIMATES, AND CORRECTION OF A PRIOR PERIOD ERROR

BALANCE SHEET	Actual	Correction of Error	Restated Actual
Cash	513,272	-	513,272
Account Receivable	8,186	-	8,186
Total Current Assets	$521,458	-	$521,458
Deferred Loan Costs	-	3,227	3,227
Total Assets	$521,458	$3,227	$524,685

Accounts Payable	1,149,320	-	1,149,320
Employee/Contractor Payables	703,531	-	703,531
Common Stock Payable	-	107,572	107,572
Related Party Payable	638,785	-	638,785
Share Based Compensation Liability	-	880,700	880,700
Current Portion of Long Term Debt	4,820,361	-	4,820,361
Total Current Liabilities	$7,311,997	$988,272	$8,300,269
Warrants	5,999,435	-	5,999,435
Total Liabilities	$13,311,432	$988,272	$14,299,704

Common Stock	997,299		997,299
Additional Paid In Capital	41,445,027		41,445,027
Accumulated Deficit	(55,232,300)	(985,045)	(56,217,345)
Total Stock holders’ Deficit	$(12,789,974)	$(985,045)	$(13,775,019)
Total Liabilities and Stockholders’ Deficit	$521,458	$3,227	$524,685

STATEMENT OF OPERATIONS
Revenues	105,692	-	105,692
Cost of Sales	17,787	-	17,787
Gross Profit	$87,905	-	$87,905

General and Administrative	7,289,916	880,700	8,170,616
Acquisition Expense	400,016	-	400,016
Impairment of Goodwill	59,400	-	59,400
Depreciation and Amortization	14,179	-	14,179
Bad Debt Expense	94,832	-	94,832
Impairment of Technology Asset	1,257,058	-	1,257,058
Total Operating Expenses	$9,115,401	880,700	$9,996,101
Loss From Operations	$(9,027,496)	$(880,700)	$(9,908,196)

Gain (Loss) on Debt Settlement	(49,672)	-	(49,672)
Change in Fair Value of Derivative Liabilities	3,157,821	-	3,157,821
Interest Expense	(1,326,074)	(104,345)	(1,430,419)
Total Other Income	$1,782,075	$(104,345)	$1,677,730
Net Loss	$(7,245,421)	$(985,045)	$(8,230,466)

For the Year Ending June 30, 2013, the Company did not consider items relating to common stock payable of 50 million shares to Sonoran Pacific for a July 1, 2012 line of credit modification or common stock due Genesis for a loan extension.  The recognition creates a $107,572 common stock payable liability, a $3,227 loan cost asset, and $104,345 of loan cost amortization expense.

Further the warrant awarded to former CEO, Zolla, to purchase 5 Preferred B shares was valued at the issue date of June 1, 2013 and again on June 30, 2013 and resulted in compensation expense and share based compensation liability of $153,887.  Additional share based liability and compensation expense was a result of valuing a warrant for 100 million common shares amounting to $726,813 at June 1 and June 30, 2013.  The Company has restated its financial statements for the year ended June 30, 2013 to reflect the proper accounting treatment.

17.           RELATED PARTY TRANSACTIONS

During the fiscal 2014 year, Mrs. McDermott performed administrative duties for the Company.  She is not under contract and was paid $20,000 during the year.  Mrs. McDermott is the wife of the Company’s Chief Executive Officer.

18.           FOURTH QUARTER ADJUSTMENT

In the fourth quarter of fiscal 2014, the Company adjusted revenue due to a combination of insufficiently complete submissions to the government and inadequate internal record-keeping.  It also recorded various adjustments for derivative liabilities and debt and equity transactions accruals and other miscellaneous items.  The net effect of these adjustments of $885,019 related to amounts recorded in prior quarters of 2014 as follows:

Quarter Ended	(Expense) Income
September 30, 2013	$(3,554,623)
December 31, 2013	3,746,742
March 31, 2014	(1,077,138)
Total	$(885,019)

The effects of such adjustments on net loss for the prior quarters follows (unaudited):

	Quarter Ended
	September 30, 2013	December 31, 2013	March 31, 2014
Net income (loss):
As previously reported	$2,666,657	$(542,687)	$(54,187)
Adjustment	(3,554,623)	3,746,742	(1,077,138)
As adjusted	$(887,966)	$3,204,055	$(1,131,325)
Basic and diluted income (loss) per share:
As previously reported	$0.00	$0.00	$0.00
Adjustment	-	-	-
As adjusted	$0.00	$0.00	$0.00

 19.           SUBSEQUENT EVENTS

The Company launched the iCoreExchange, the iCoreMD, and the iCore Dental cloud-based software products during the first quarter of fiscal year 2015.  The iCoreExchange has approximately 650 users at August 26, 2015.

On December 12, 2014 John Schneller resigned as a Board Member and the Company’s Chief Financial Officer.  On December 15, 2014 Don Sproat was hired as Chief Financial Officer.  Mr. Warner resigned from the Board of Directors on December 19, 2014.  In addition, the Company hired a Vice President of Sales on March 1, 2015 and a Director of Software Integration on April 6, 2015.

On July 1, 2015, Chief Executive Officer, Robert McDermott executed a three year Employment Agreement with the Company.

The Company increased its credit line facility from $500,000 to $750,000 on October 29, 2013 and that loan has been extended until January 30, 2016.

Further, the Company initiated a Bridge Loan offering under Rule 506(b) during the second quarter of fiscal 2015. The total Bridge Loan offering is $3,000,000 of which $2,203,654 has been subscribed as of November 17, 2015. The Bridge Loan provides for an 18% annual interest rate with the loan maturing on June 30, 2016. The loan principal and accrued interest will convert into the Company’s Common Shares pursuant to the Amended and Restated Term Sheet of the Convertible Bridge Note Offering. In addition, Bridge Loan investors receive a warrant to purchase Common Shares in the amount of one share for each dollar of principal invested.

In addition, 6,500,000 Common Shares were purchased for cash in August 2014, 4 Preferred B shares were issued to related parties as part of settlement agreements for amounts owed by the Company, and 9.125 Preferred B shares were awarded to Robert McDermott in July 2014 for services.

No other material events have occurred subsequent to June 30, 2014 that require recognition or disclosure in these financial statements.

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

In connection with the preparation of our annual report as of June 30, 2014, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, as a result of the existence of material weaknesses in our internal control over financial reporting as discussed below.

Evaluation of Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2014, as a result of the existence of material weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures and internal control over financial reporting were not effective at the reasonable assurance level.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Further, we were unable to complete regulatory filings as required by the rules of the SEC. We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended June 30, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiencies that resulted represented a material weakness.

For the year ended June 30, 2014, the Company did not properly account for various debt and equity transactions, warrants and embedded derivative liabilities, accruals and other miscellaneous transactions.  We have restated our June 30, 2013 financial statements.  Management has evaluated the impact of these items and has concluded that these items were the result of material weakness relating to the accounting and disclosure for both complex and standard transactions.  To address our Company’s weakness related to accounting and disclosure for complex and standard transactions, we are in the process of enhancing our internal control processes in order to be able to comprehensively review the accounting implications of such transactions on a timely basis.

We did not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

Changes in Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the year ended June 30, 2014 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. A significant change to address such deficiencies were made with the acquisition of an experienced Chief Financial Officer on December 15, 2014.  The Board and CEO believe that this measure will remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Material Weaknesses

The Company hired an experienced, full-time Chief Financial Officer on December 15, 2014 who subsequently hired a full-time bookkeeper, formalized and implemented many internal control procedures and best practices, and seeks to bring SEC regulatory financial reporting up to date in a reasonable time frame.

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

Item 9B. Other Information

During November of 2015, the Company concluded that the audited financial statements included in the Company’s Form 10K as filed with the Securities and Exchange Commission on February 24, 2014 for the year ended June 30, 2013 should no longer be relied upon.

The Company’s CEO and CFO identified a material weakness in our internal controls over financial reporting relating to the accounting and disclosure for various debt and equity transactions, warrants and embedded derivative liabilities, accruals and other miscellaneous transactions.

The Chief Executive Officer and the Financial Officer of the Company discussed with the registrant’s independent auditor, Cross, Fernandez & Riley, LLP and determined that due to the materiality of the transactions, the Company should restate its financial statements included in Form 10K as filed on February 24, 2014 for the year ended June 30, 2013 to reflect the proper accounting treatment.  The Company has included the restated financial statements for the year ended June 30, 2013 herein.

PART III

Item  10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages, titles, principal occupations and certain biographical information, as of August 31, 2015, concerning the Company’s directors and executive officers.  All of the Company’s officers have been appointed by and serve at the discretion of the Board.

NAME	AGE	POSITION
J. D. Smith	45	Director and Chairman
Jeff Stellinga	46	Director
Joey Guerra Jr	58	Director
Robert McDermott	48	Chief Executive Officer and Director
Don Sproat	59	Chief Financial Officer
Don Douglas	46	Chief Operating Officer
Srini Parthasarathy	53	Chief Technology Officer

JD Smith, Director.   Mr. Smith is the Chairman of WESCO Energy Corporation, a company owned by Sonoran Pacific Resources, one of the largest investors in iMedicor, Inc. WESCO owns the patents on a number of new technologies in the oil and gas business, such as the gas to liquid conversion of stranded gas, heavy oil upgrading, and a process for producing environmentally friendly tailings from oil and tar sands. He recently facilitated the negotiation and signing of agreements concerning projects in the USA, Canada, China, and Russia. He is presently overseeing new prospective projects in Thailand, Nigeria, Madagascar, Ecuador, Dubai and other parts of the world.  Mr. Smith advises and assists Sonoran Pacific Resources on numerous projects in which it has venture capital and real estate investments.

Jeff Stellinga, Director.  Mr. Stellinga is a 23 year veteran of sales and finance and has spent most of his career in finance and capital markets.  Mr. Stellinga spent 18 years at US Bank rising through the ranks and becoming a Senior Regional Sales Director. After a successful 18 years, Mr. Stellinga took a job with Saxon Business Systems – A Xerox company as a Branch Manager for two years.  He has since worked for CoActiv Capital Partners as Regional Sales Director for their Southeast Territory and is presently employed at Everbank Commercial Finance as their Eastern Sales Manager.

Joey Guerra, Director.  Mr. Guerra, Jr., formed Integrated Realty Group (IRG) in 1984 as a diversified real estate brokerage, development, and consulting firm.  Immediately following formation, IRG began assisting the Resolution Trust Corporation with disposition of trust assets.  Assistance included direct brokerage, consulting, and acquisition of assets for IRG's portfolio, as well as the portfolios of several IRG partnerships and third-party partnerships. Over the past 30 years, IRG has developed several raw-land assets into Master Planned Communities, Residential Subdivisions for national, regional and local builders, and high-end commercial projects.  Mr. Guerra represented investors and investment entities in acquiring and selling office buildings, warehouses, industrial buildings, and raw land.  His main areas of responsibility include acquisitions, completion of market assessment and financial feasibility models, master planning, and entitlements.  Mr. Guerra is a licensed Real Estate Broker in the State of Texas and also serves on two public company boards as well as other public service boards in the San Antonio, Texas area.

Robert McDermott, Chief Executive Officer and Director.  Mr. McDermott is a 25-year veteran in sales, operations and finance. He has had a successful career in being an entrepreneur while demonstrating strong leadership skills in running these organizations. Mr. McDermott started, managed and operated 6 companies over the last 20 years and sold 3 to major corporations. Under his guidance as CEO, one of those companies made the prestigious INC 500 list and was listed as the 173rd fastest growing company in America. Mr. McDermott has held positions in various companies as either CEO or President. He has a Bachelor’s degree majoring in Finance from Dowling College, New York.

Don Sproat, Chief Financial Officer. Mr. Sproat has provided leadership for nearly 20 years as the Chief Financial Officer for both entrepreneurial and established companies in the medical, energy, and wholesale distribution industries.  He is also the former Board Chairman and CEO of Telzuit Medical Technologies and was heavily involved in raising $8 million of private and institutional funding and in taking that company public.  Mr. Sproat is a CPA and has an MBA from Stetson University.

Don Douglas, Chief Operating Officer.  Mr. Douglas is an established 20-year professional with a focus in operations and administration. After serving in the United States Navy, Mr. Douglas began his career with Pitney Bowes. In 1996, he joined AXSA Document Solutions -  an INC 500 company. During his 15-year tenure, Mr. Douglas was promoted to various positions and managed many departments including Customer Service, Training, Operations and Administration. Mr. Douglas’ last position held at AXSA was Vice President of Administration.

Srini Vasan, Chief Technical Officer.  Mr. Vasan is a seasoned technologist with over 20 years of broad experience in the design, development and management of software products, including healthcare IT services that enable fast, secure and efficient clinical access, communication and collaboration. He is responsible for all technology development and systems architecture efforts at iMedicor.

Code of Ethics

The Board of Directors has adopted a Code of Ethics.

Procedure for recommending nominees to the Board of Directors

The Company’s By-Laws state:

Section  3.7 Vacancies. Newly Created Directorships.  Subject to any rights of the holders of preferred stock, if any, any  vacancies on the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office, or other  cause, and newly created directorships resulting from any increase in the authorized number of directors, may be filled by a majority vote of the directors then in office or by a sole remaining director, in either case though less than a quorum, and the director(s) so chosen shall hold office for a term expiring at the next annual meeting of shareholders and when their successors are elected or appointed, at which the term to which he or she has been elected expires, or until his or her earlier resignation or removal. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent directors.

Section  3.8 Annual and Regular Meetings.  Immediately following the adjournment of, and at the same place as, the annual  or any special meeting of the shareholders at which directors are elected, the Board of Directors, including directors newly elected, shall hold its annual meeting without call or notice, other than this provision, to elect officers and to transact such further business as may be necessary or appropriate.  The Board of Directors may provide by resolution the place, date, and hour for holding regular meetings between annual meetings, and if the Board of Directors so provides with respect to a regular meeting, notice of such regular meeting shall not be required.

Audit Committee Members
Chairman – Jeff Stellinga
Member – JD Smith
Member – Joey Guerra

Nominating/Corporate Governance Committee Members
Chairman – JD Smith
Member – Joey Guerra
Member – Jeff Stellinga

Compensation Committee Members
Chairman – JD Smith
Member – Jeff Stellinga
Member – Joey Guerra

Legal compliance/Ethics Committee Members
Chairman – Jeff Stellinga
Member – JD Smith
Member – Joey Guerra

Item  11.  Executive Compensation

The following table sets forth annual compensation to our named executive officers for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert McDermott, CEO	2012/13	$16,667	$0	$0	$0	$0	$0	$0	$16,667
	2013/14	$200,000	$200,000	$267,128	$709,393	$0	$0	$31,422	$1,407,943
Fred Zolla, CEO	2012/13	$114,450	$0	$153,887	$867,628	$0	$0	$39,799	$1,175,764
	2013/14	$75,000	$0	$72,843	$166,711	$0	$0	$213,333	$527,887
Don Douglas, COO	2012/13	$37,500	$0	$0	$0	$0	$0	$0	$37,500
	2013/14	$101,667	$0	$0	$120,804	$0	$0	$6,000	$228,471
John Schneller, CFO	2012/13	$0	$0	$0	$0	$0	$0	$0	$0
	2013/14	$95,000	$0	$0	$0	$0	$0	$0	$95,000
Srini ParthasarthyCTO	2012/13	$35,000	$0	$0	$0	$0	$0	$0	$35,000
	2013/14	$100,000	$0	$0	$120,804	$0	$0	$6,000	$226,804
Tom Owens, CFO	2012/13	$16,000	$0	$0	$0	$0	$0	$5,044	$21,044
	2013/14	$70,250	$0	$0	$0	$0	$0	$29,878	$100,128

All Other Compensation includes items such as automobile allowances and reimbursement for health insurance expense.  $200,000 of Mr. Zolla’s all other compensation amount for the year ending June 30, 2014 is the amount awarded in an arbitration settlement.

Employment Agreements with Executive Officers

The Company has employment agreements with executives Robert McDermott (July 1, 2015 – three years), Don Douglas (January 1, 2014 – two years), Srini Parthasarthy (January 1, 2014 – two years), and Don Sproat (December 15, 2014 – one year).

Equity Incentive Plan

None.

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

At June 30, 2014, there were 35.75 Series A shares, 38.70 Series B shares, and approximately 2,943,860,924 Common Stock Equivalents.  At such date there were 1,151,410,590 Common Shares issued and outstanding.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of June 30, 2014 by:

●	each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,
●	each of our current “named executive officers” and directors, and
●	all of our current executive officers and directors as a group

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

Except as otherwise indicated in the notes to the following table,

●	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and
●	the address for each beneficial owner listed in the tables in this Item 12 is c/o iMedicor, Inc., 13506 Summerport Village Parkway #160, Windermere, FL 34786

Series A Convertible Voting Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
WESCO Energy Corp. (1)	8.0	22.4%
Sonoran Pacific Resources, LLP (1)	5.0	14.0%
SH 114, LLP (1)	5.0	14.0%
Sonoran Pacific Foundation, Inc. (1)	5.0	14.0%
Family Life Educational Ministries (1)	5.0	14.0%
All Officers and Directors	0.0	0.0%

(1)
Each of these entities, at times herein referred to as “The Sonoran Group” is not a group as contemplated by the SEC; rather they have certain common management and ownership interests. Several of these entities are not-for-profit. Jerry Smith is the President of the corporate General Partner of Sonoran Pacific Resources, hereinafter “Sonoran”.  He, and or JDS Trust or certain other family investment trusts under his control, own 22.5 % of Sonoran  As Sonoran’s general partner, he can generally direct their activities.  However, he disclaims beneficial ownership of the remaining 77.5% of Sonoran ownership interests in the Company and all of the ownership interest of the other members of the Sonoran Group.

Series B Convertible Voting Preferred Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Chan Coddington (1)	11.00	25.1%
Robert McDermott (2)	5.00	11.4%
Quatrocel (3)	4.00	9.1%
Jerry Smith (4)	3.50	8.0%
John Schneller (5)	3.00	6.8%
Michael Short (6)	2.00	5.2%
JD Smith (7)	1.00	2.3%
Jeffery Stellinga (8)	0.20	0.5%
All Officers and Directors	6.20	14.1%

(1)	Mr. Coddington is a former member of the Board of Directors
(2)	Mr. McDermott is the Chief Executive Officer
(3)	Quatrocel is an investor
(4)	Mr. Smith is an investor
(5)	Mr. Schneller is a former Chief Financial Officer and former Board member
(6)	Mr. Short is an investor
(7)	Mr. JD Smith is the Chairman of the Board of Directors
(8)	Mr. Stellinga is a member of the Board of Directors

Common Stock

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Jerry Smith (1)	2,219,844,971	75.4%
Cede & Co (2)	363,668,093	12.4%
Chan Coddington (3)	203,378,259	6.9%
Robert McDermott (4)	82,570,530	2.8%
JD Smith (5)	20,264,106	0.7%
Don Douglas (6)	12,500,000	0.4%
Srini Parthasarthy (7)	12,500,000	0.4%
Jeff Stellinga (8)	5,102,821	0.2%
All executive officers and directors as a group (5 persons)	132,937,457	4.5%

(1)
Consists of: (a): 1,165,922,486 shares of Common Stock owned by Sonoran companies and Mr. Smith’s Trust; (b): 322,394,965 shares of Common Stock issuable upon conversion of 28.0 shares of Series A Preferred Stock; (c): 40,299,371 shares of Common Stock issuable upon conversion of 3.5 shares of Series B Preferred Stock and (d); 126,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants and (e); 565,228,150 shares of Common Stock issuable upon conversion of convertible debt.

(2)	Consists of: 363,668,093 shares of Common Stock held for the purpose of processing transfers of stock certificates on behalf of their parent company – Depository Trust Company.
(3)
Consists of: 66,723,094 shares of Common Stock owned by Mr. Coddington, a former member of our board of directors;  (b) 126,655,165 shares of Common Stock issuable upon conversion of 11 shares of Series B Preferred Stock and (c) 10,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants.

(4)	Consists of: (a) 20,000,000 shares of Common Stock issuable upon exercise of vested options; and (b) 57,570,530 shares of Common Stock issuable upon conversion of 5 shares of Series B Preferred Stock.
(5)
Consists of: (a) 4,750,000 shares of Common Stock owned, (b) 4,000,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants, exercisable at $.01 per share; and (c) 11,514,106 shares of our Common Stock issuable upon conversion of 1 share of Series B Preferred Stock.

(6)	Consists of 12,500,000 shares of Common Stock issuable on exercise of vested options.
(7)	Consists of 12,500,000 shares of Common Stock issuable on exercise of vested options.
(8)
Consists of; (a) 2,000,000 shares of Common Stock, (b) 2,302,821 shares of Common Stock issuable upon conversion of 0.2 shares of Series B Preferred Stock, and (c) 800,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Three of the Company’s four directors (excepting Mr. McDermott) are independent directors.  Mr. McDermott, the Company’s Chief Executive Officer serves on the Board of Directors.

Item 14.  Principal Accounting Fees and Services

Dismissal of PMB Helin Donovan, LLP

On May 5, 2015, the Company dismissed PMB Helin Donovan, LLP as our independent registered public accounting firm. The decision to change accountants was approved by our Audit Committee.  The PMB Helin Donovan, LLP reports on our consolidated financial statements for the past fiscal year did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of PMB Helin Donovan, LLP on our financial statements for fiscal year 2013 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern.

During our fiscal year ended June 30, 2013 and through May 5, 2015, (i) there were no disagreements with PMB Helin Donovan, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PMB Helin Donovan, LLP’s satisfaction, would have caused PMB Helin Donovan, LLP to make reference to the subject matter of such disagreements in its reports on our consolidated financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K other than: At June 30, 2013 and during the interim periods through June 30, 2014, we reported material weaknesses in internal control.

Engagement of Cross, Fernandez & Riley, LLP

On May 5, 2015 the Company, upon the Audit Committee’s approval, engaged the services of Cross, Fernandez & Riley, LLP as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements as of June 30, 2014 and for the year then ended.

During each of the Company’s two most recent fiscal years and through the date of this report, (a) the Company has not engaged Cross, Fernandez & Riley, LLP as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) the Company or someone on its behalf did not consult Cross, Fernandez & Riley, LLP with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Cost of Fees and Services

During fiscal years June 30, 2014 and 2013, the Company’s independent registered public accounting firms, Cross, Fernandez, & Riley, LLP, PMB Helin Donovan and Demetrius Berkower, LLP rendered services to the Company for the following fees:

	2014	2013
Audit Fees (1)	$51,450	$50,425
Tax Fees (2)	-	-
Total	$51,450	$50,425

(1)	Audit Fees and Audit related fees consisted principally of audit work performed on the financial statements for our fiscal year end.
(2)	The Company did not engage either firm for tax services.

Audit Committee's Pre-Approval Practice

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

Name	Title	Date

/s/ Robert McDermott	Chief Executive Officer,	December 9, 2015
Robert McDermott	(Principal Executive Officer)

/s/ JD Smith
JD Smith	Director and Chairman of the Board	December 9, 2015

/s/ Don Sproat
Don Sproat	Chief Financial Officer	December 9, 2015
(Chief Accounting Officer)

/s/ Jeff Stellinga
Jeff Stellinga	Director	December 9, 2015

/s/ Joey Guerra
Joey Guerra	Director	December 9, 2015