Form 10-K/A
period 2014-06-30
iMedicor
filed 2016-04-13
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATION FOR FILING OF 10-K/A

The 10-K filed on December 9, 2015 which reported on the years ended June 30, 2014 and June 30, 2013, inadvertently omitted the opinion from the auditors of the 2013 financial statements.  PMB Helin Donovan, LLP’s opinion on the June 30, 2013 financial statements is contained herein and is the sole reason for filing this 10-K/A.  All else remains the same as the originally filed 10-K.

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
November 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders iMedicor, Inc.:

We have audited the accompanying consolidated balance sheet of iMedicor, Inc. (the “Company”) as of June 30,

2013 and the related consolidated statement of operations, stockholders’ deficit, and cash flow for the year ended June 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP December 4, 2015
Seattle, Washington

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

Name	Title	Date

/s/ Robert McDermott	Chief Executive Officer,	April 13, 2016
Robert McDermott	(Principal Executive Officer)

/s/ JD Smith
JD Smith	Director and Chairman of the Board	April 13, 2016

/s/ Don Sproat
Don Sproat	Chief Financial Officer	April 13, 2016
(Chief Accounting Officer)

/s/ Jeff Stellinga
Jeff Stellinga	Director	April 13, 2016

/s/ Joey Guerra
Joey Guerra	Director	April 13, 2016