Form 10-K/A
period 2014-06-30
iMedicor
filed 2016-05-06
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A -2

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATION FOR FILING OF 10-K/A

The 10-K/A filed on April 13, 2016 which reported on the years ended June 30, 2014 and June 30, 2013, contained an opinion from the auditors of the 2013 financial statements that lacked a reference to Note 16 concerning restatement of the June 30, 2013 financial statements.  The auditor’s opinion now includes that reference.  PMB Helin Donovan, LLP’s revision to their opinion on the June 30, 2013 financial statements is contained herein and is the sole reason for filing this 10-K/A-2.  All else remains the same as the originally filed Forms 10-K and 10-K/A-1, for the year ended June 30, 2014, except for the change in the introductory, explanatory paragraph.

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

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

February 18, 2014, except for the effects on the financial statements of the restatement described in Note 16, as to which the date is December 4, 2015.

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

Name	Title	Date

/s/ Robert McDermott	Chief Executive Officer,	May 6, 2016
Robert McDermott	(Principal Executive Officer)

/s/ JD Smith
JD Smith	Director and Chairman of the Board	May 6, 2016

/s/ Don Sproat
Don Sproat	Chief Financial Officer	May 6, 2016
(Chief Accounting Officer)

/s/ Jeff Stellinga
Jeff Stellinga	Director	May 6, 2016

/s/ Joey Guerra
Joey Guerra	Director	May 6, 2016