Form 10-Q
period 2014-09-30
iMedicor
filed 2016-08-05
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

Commission file number:  000-52765

iMEDICOR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-4696799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13506 Summerport Village Pkwy #160, Windermere, FL 34786
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

There were 1,416,080,409 outstanding shares of the issuer’s Common Stock, $0.001 par value, on June 24, 2016.

Cautionary Statement. This Form 10-Q contains certain statements relating to future results of the Company that are considered “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions; interest rate fluctuations; competitive pricing pressures within the Company’s market; equity and fixed income market fluctuation; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations as well as other risks and uncertainties detailed elsewhere in this Form 10-Q or from time-to-time in the filings of the Company with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events except as required by the federal securities laws.

PART 1 FINANCIAL INFORMATION

iMEDICOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September	June
	30, 2014	30, 2014
	(Unaudited)	*
ASSETS
Cash and cash equivalents	$34,735	$190,820
Accounts receivable, net of allowance for doubtful accounts of $7,438 and $0, respectively	45,765	18,897
Prepaid expenses	31,698	25,691
Total current assets	112,198	235,408

Property and equipment, net of accumulated depreciation of $5,165 and $3,729, respectively	13,215	13,051
Software development costs, net of accumulated amortization of $28,051 and $4,147, respectively	186,545	117,218
Deferred loan costs, net of accumulated amortization of $636,407 and $366,634, respectively	1,090,577	1,354,243
Security deposits	3,600	3,600
Total long-term assets	1,293,937	1,488,112
TOTAL ASSETS	$1,406,135	$1,723,520

LIABILITIES
Line of credit	$748,000	$499,000
Accounts payable and accrued expenses	539,671	442,407
Employee/contractor payables	259,000	200,000
Related party payable	692,225	692,225
Current portion of long-term debt	5,382,420	793,064
Total current liabilities	7,621,316	2,626,696

Long-term debt	125,500	4,604,006
Accrued severance settlement	200,000	200,000
Embedded conversion liability - convertible debt	324,958	304,699
Derivative liability - preferred stock, options, and warrants	1,681,877	1,452,677
Liability for unissued common stock - subsequently issued	2,159,884	2,156,877
Total long-term liabilities	4,492,219	8,718,259
TOTAL LIABILITIES	12,113,535	11,344,955

COMMITMENTS AND CONTINGENCIES
The Company disputes the validity of certain notes payable shown on its Balance Sheet as of September 30, 2014 and June 30, 2014 (See Note 5)
STOCKHOLDERS' DEFICIT
Preferred Stock, Convertible Series A par value $.001; Authorized: 37.00 shares; Issued and Outstanding: 35.75 shares as of September 30, 2014 and June 30, 2014	-	-
Preferred Stock, Convertible Series B par value $.001; Authorized: 63.00 shares; Issued and Outstanding: 47.83 and 38.70 shares as of September 30, 2014 and June 30, 2014
Common Stock par value $.001; Authorized: 2,000,000,000 shares; Issued and Outstanding: 1,157,910,590 and 1,151,410,590 shares as of September 30, 2014 and June 30, 2014	1,157,911	1,151,411
Additional Paid-In-Capital	44,446,217	43,491,445
Accumulated Deficit	(56,311,528)	(54,264,291)
TOTAL STOCKHOLDERS' DEFICIT	(10,707,400)	(9,621,435)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,406,135	$1,723,520

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

iMEDICOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	September 30,
	2014	2013
		(Restated)

Revenue	$145,618	$68,820
Cost of Sales	29,847	56,225
Gross Profit	115,771	12,595

Expenses
General and administrative	1,490,018	872,799
Depreciation and amortization	13,654	-
Total operating expenses	1,503,672	872,799

Loss from operations	(1,387,901)	(860,204)

Other Income (Expenses)
Change in fair value of derivative liabilities	(234,704)	(319,554)
Forgiveness of debt	-	467,666
Interest expense	(409,178)	(161,540)
Other expense	(15,554)	(14,334)
Total other expense, net	(659,436)	(27,762)

Net loss	$(2,047,337)	$(887,966)

Net loss per basic and diluted share	$(0.00)	$(0.00)

Weighted average number of shares, basic and diluted	1,153,671,460	1,003,016,981

iMEDICOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2014	2013
		(Restated)
OPERATING ACTIVITTIES
Net loss	$(2,047,337)	$(887,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,436	-
Amortization of software development costs	12,218	-
Amortization of deferred loan costs	269,773	4,197
Change in allowance for doubtful accounts	7,438	-
Stock compensation	944,777	309,018
Gain on change in value - derivative warrant	214,445	243,379
Change in embedded conversion liability	20,259	76,175
Decrease (increase) in:
Accounts receivable	(34,206)	(2,006)
Prepaid expenses	(6,007)	13,611
Accounts payable	30,451	(85,473)
Accrued expenses	66,813	220,650
Deferred loan costs	(3,100)	-
Related party payable	-	53,440
Accrued interest payable	137,915	102,511
Employee/contractor payable	50,000	(703,531)
NET CASH USED IN OPERATING ACTIVITIES	(335,125)	(655,995)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,600)	-
Capitalized software development costs	(81,545)	-
NET CASH USED IN INVESTING ACTIVITIES	(83,145)	-

FINANCING ACTIVITES
Proceeds from line of credit	299,000	-
Proceeds from short term debt	805	-
Payments on short term debt	(68,870)	(20,000)
Proceeds from issuance of common stock	31,250	206,413
NET CASH PROVIDED BY FINANCING ACTIVITIES	262,185	186,413

NET DECREASE IN CASH	(156,085)	(469,582)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	190,820	513,272
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$34,735	$43,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$27,368	$1,392
Issuance of additional debt as payment of accrued interest	$137,915	$-
Unissued stock liability for deferred loan costs	$3,007	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

iMEDICOR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended June 30, 2014. The balance sheet as of June 30, 2014 has been condensed from audited consolidated financial statements as of that date. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of iMedicor, Inc. and its wholly-owned subsidiaries Nuscribe, Inc. and ClariDIS Corporation (the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2014 for recent accounting pronouncements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet.  The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods.  The Company has not early adopted this standard for the September 30, 2014 financial statements.

The Company does not believe that any other issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $56,311,528, $10,707,400 and $7,509,118 respectively at September 30, 2014. The Company is delinquent on several of its debt and equity related obligations.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities. The Company seeks to raise additional capital through the issuance of debt or equity securities to fund its operations.  Such financing may not be available on terms satisfactory to the Company, if at all. (See Notes 5 and 10).

Currently, management intends to develop a vastly improved healthcare communications system and attract alliances with strategic partners to allow the Company to generate revenues that will enable the Company to be self-sustaining. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

iMEDICOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

4. LINE OF CREDIT

Effective October 29, 2013, the Company entered into a revolving line of credit agreement in the amount of $250,000, which was increased to $500,000 on March 12, 2014 and $750,000 on September 9, 2014. The line of credit is collateralized by all assets of the Company plus a $250,000 certificate of deposit owned by a stockholder of the Company who is also the guarantor for the line of credit.  The Company agreed to issue the stockholder 50 million shares of Common Stock as consideration for providing the guarantee. The stock, valued at $500,000, has not been issued as of September 30, 2014 and is reported as liability for unissued common stock - subsequently issued on the accompanying condensed consolidated balance sheets as a long term liability.  In addition, the Company granted its Chief Executive Officer 50 million shares of Common Stock valued at $285,000, as consideration to the Chief Executive Officer to provide a personal guarantee to the stockholder for 50% of any loss that might be incurred under his guarantee.  This stock has not been issued as of September 30, 2014 and is included in liability for unissued common stock - subsequently issued on the accompanying condensed consolidated balance sheets.   The line carries interest at the Wall Street Journal Prime rate + 1.0% with a floor rate of 6.5%.  Interest is payable monthly with all outstanding principal and unpaid interest due on January 30, 2016.  (See Note 10).

5. LONG-TERM DEBT

Long-term debt at September 30, 2014 and June 30, 2014 consisted of the following:

	September 30,	June 30,
	2014	2014

Schneller note payable bearing interest at 8.5% per annum due June 30, 2017, in default	$127,625	$125,500
Sonoran convertible note bearing interest at 10% - 12% per annum maturity extended to August 31, 2015, in default	2,391,084	2,322,712
Sonoran secured convertible note bearing interest at 8% - 18% per annum maturity extended to August 31, 2015, in default	2,029,274	1,988,899
Wellbrock note bearing interest at 8% per annum, due November 2008 - disputed	397,472	391,805
Coddington note bearing interest at 8% per annum - disputed	397,465	391,259
Shemen non-interest bearing note executed September 22, 2009 in default	10,000	10,000
Genesis note bearing interest at 18%, maturity extended to February 23, 2017	155,000	166,895
Total long-term debt	5,507,920	5,397,070
Less current maturities	(5,382,420)	(793,064)
Total long-term maturities	$125,500	$4,604,006

Total future minimum payments due on long-term debt as of September 30, 2014:

2015	$5,382,420
2016	$-
2017	$125,500

Subsequent to September 30, 2014 several of the above notes were modified and/or extended.  (See Note 10).

The Company disputes the existence of the Coddington note payable and any interest accrued on the note shown on the Balance Sheet as part of Current Portion of Long Term Debt in the aggregate amount of $397,465.  No actual note has been produced by Mr. Coddington or is known by current management to exist.  The Company’s records are incomplete with respect to this note payable transaction.    The Company believes that any amounts previously owed Mr. Coddington or any entities associated with Mr. Coddington in connection with a guarantee by Mr. Coddington of a loan by Citibank made to the Company and no longer outstanding were satisfied by the issuance by the Company to Mr. Coddington of 24,918,130 shares of common stock of the Company on March 8, 2013.  The Company has a record of the stock issuance but does not have the document in respect to their issuance for the cancellation of debt.  The Company has no record of default being declared by the holder which would entail production of the actual note which has not occurred.

The Company also questions the existence of the obligations of the Company represented by the Wellbrock Group note payable and any interest accrued on the note shown on the Balance sheet as part of Current Portion of Long Term Debt in the aggregate amount of $397,472.  Management of the Company has not been able to obtain a copy or verify the existence of such note.    The Company has no record of default being declared by the holder which would entail production of the actual note which has not occurred.

6.  NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share are computed by dividing net income or loss by the weighted average number of shares of Common Stock outstanding for the period.  In gain periods, diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible notes to the weighted-average number of shares of Common Stock outstanding for a period, if dilutive.  In loss periods, all anti-dilutive securities are excluded.  The amount of excluded securities from vested options are 185,800,000 and 20,000,000 and from warrants are 417,997,000 and 400,361,000 at September 30, 2014 and September 30, 2013, respectively. The amount of excluded securities from convertible debt and shares of Series A and Series B Preferred Stock are convertible into 967,723,776 and 886,698,659 shares of Common Stock, at September 30, 2014 and September 30, 2013, respectively. The amount of excluded securities from convertible debt and shares of Series A and Series B Preferred Stock are 967,723,776 and 886,698,659 shares of Common Stock, at September 30, 2014 and September 30, 2013, respectively.

iMEDICOR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

7. EMBEDDED CONVERSION LIABILITY –CONVERTIBLE DEBT

The Company has outstanding convertible debt.  Due to an insufficiency of authorized common shares, there is not enough Common Stock in the event that all convertible securities and convertible debt were to be converted or exercised.  The derivative liability for the convertible debt is $324,958 and $304,699 at September 30, 2014 and June 30, 2014, respectively.  (See Note 10).

8. WARRANTS AND OPTIONS

The following table shows warrant activity for the three-month periods ended September 30, 2014 and September 30, 2013.

	September 30, 2014		September 30, 2013
		Weighted Ave		Exercise Price
	Warrants	Exercise Price	Warrants	Range
Outstanding at beginning of period	419,997,000	$0.0736	407,927,667	$0.01-$0.237
Issued	-		3,500,000	$0.01-$0.010
Exercised	-		-	-
Forfeited	-		-	-
Expired	(2,000,000)	$0.0370	(11,066,667)	$0.01 - $0.105
Outstanding at end of period	417,997,000	$0.0736	400,361,000	$0.01 - $0.240
Excersiable at end of period	417,997,000	$0.0736	400,361,000	$0.01 - $0.240

The intrinsic value of the outstanding warrants at September 30, 2014 and September 30, 2013 is $-0-.

Summary of Options:

On July 1, 2013, the Company granted 100,000,000, four year options to Robert McDermott. The options vest as follows: 25,000,000 immediately, and 25,000,000 on each of July 1, 2014, 2015, and 2016. On July 3, 2014, pursuant to the terms of his employment agreement, the Company granted 235,000,000, three year options to Robert McDermott.  The options vest as follows: 117,500,000 immediately, 58,750,000 on July 3, 2015 and 58,750,000 on July 3, 2016.   Also on July 3, 2014, the Company granted 3,300,000 three year options to Donald Douglas.  All of these options vested immediately.  On January 1, 2014, the Company granted 50,000,000 options each to Don Douglas and Srini Parthasarthy pursuant to their employment agreements.  Options for each individual vest 12,500,000 immediately and 12,500,000 on each annual anniversary of the employment agreements.  The Company recorded $816,081 and $443,371 of stock compensation expense for the three months ending September 30, 2014 and September 30, 2013, respectively. The Company uses the Black Scholes option pricing model to value options. The significant assumptions relating to the valuation of the Company’s options granted during the period ended September 30, 2014 were as follows:

Exercise Price	$0.0054-$0.01492
Term	1-4 years
Volatility	206%-305%
Risk Free Rate of Return	0.11% - 1.02%
As of September 30, 2014, the remaining unamortized stock compensation expense is $1,862,605 which will be recognized through June 30, 2017.

The Company has various outstanding Common Stock purchase warrants, options, convertible debt, and Series A and B Preferred Stock.  Due to an insufficiency of authorized common shares, there is not enough Common Stock in the event that all convertible securities and outstanding warrants and options were to be converted or exercised respectively.  The Company is reporting derivative liabilities for the warrants of $1,108,676 and $894,231 as well as for options and Preferred Stock of $573,201 and $558,446 for September 30, 2014 and June 30, 2014, respectively.  As of September 30 and June 30, 2014, there were 35.75 shares of Series A convertible Preferred Stock and 47.83 and 38.70 shares of Series B convertible Preferred Stock outstanding, respectively.  (See Note 10).

9. LIABILITY FOR UNISSUED COMMON STOCK SUBSEQUENTLY ISSUED

At September 30, 2014, the Company was obligated to issue 308,310,000 shares of Common Stock which arose from a variety of agreements.  A summary of the shares and subsequent issuances of Common Stock is as follows:

Recipient	Purpose	# Shares	Value	Issue Date
Genesis	Loan Extension	310,000	$107,572	10/03/14
Kekoz	Private Placement	5,000,000	$16,000	10/06/14
Oberer	Private Placement	2,000,000	$8,305	10/06/14
McDermott	Line of Credit Guarantee	50,000,000	$285,000	10/22/14
Genesis	Loan Extension	1,000,000	$3,007	11/20/14
Sonoran	Omnibus Loan Extenension	150,000,000	$1,200,000	01/09/15
Smith	Line of Credit Guarantee	50,000,000	$500,000	01/09/15
Sonoran	Loan Extension	50,000,000	$40,000	01/09/15
		308,310,000	$2,159,884

Common Stock issued for guarantees and loan extension modifications are valued at the trading closing price of the Company’s Common Stock on the agreement date of the guarantee or loan extension.  (See Note 10).

10. SUBSEQUENT EVENTS

For purposes of disclosure in the financial statements, the Company has evaluated subsequent events through the date the financial statements were available to be issued.

The Company launched the iCoreExchange, the iCoreMD, and the iCoreDental cloud-based software products during the first quarter of fiscal year 2015.  The iCoreExchange has approximately 1000 users at May 31, 2016.

On December 12, 2014 John Schneller resigned as a Board Member and the Company’s Chief Financial Officer.  On December 15, 2014 Don Sproat was hired as Chief Financial Officer.  Mr. Warner resigned from the Board of Directors on December 19, 2014.  In addition, the Company hired a Vice President of Sales on March 1, 2015 and a Director of Software Integration on April 6, 2015.  The Company’s former Chief Technical Officer, Mr. Srini Parthasarthy, mutually agreed to end his employment with the Company on December 31, 2015.  The Vice President of Sales separated from the Company on December 23, 2015.  On June 7, 2016, Board Members JD Smith, Jeff Stellinga, and Robert McDermott were elected by a majority of the voting power of the shareholders to serve until the next annual meeting of the shareholders of the Company.

On July 1, 2015, our Chief Executive Officer, Robert McDermott executed a three-year Employment Agreement with the Company.  In addition, on January 1, 2016, our Chief Financial Officer, Don Sproat executed a two-year Employment Agreement with the Company.  See Exhibits 10.1 and 10.2.

Further, the Company initiated a Bridge Loan offering under Rule 506(b) during the second quarter of fiscal 2015. The total Bridge Loan offering was $4,000,000 (subsequently increased to $10,000,000) of which $3,151,654 had been subscribed as of May 31, 2016. The Bridge Loan provides for an 18% annual interest rate with the loan maturing on December 31, 2016, as extended by signed amendments from the original December 31, 2015 maturity date. The loan principal and accrued interest are convertible into the Company’s Common Stock pursuant to the Subscription Agreement executed by the Convertible Bridge Note investors.   In addition, Bridge Loan investors received a warrant to purchase Common Shares in the amount of one share for each dollar of principal invested.  At the same time, the associated warrant exercise period was extended from June 30, 2018 to December 31, 2019.  (See Exhibit 10.3).

The Company’s Line of Credit with Western State Bank was in default at January 30, 2016.  However, on May 16, 2016, the bank renewed the Company’s Line of Credit for an amount of $500,000 with the same interest terms of a floor rate of 6.5% or Wall Street Journal Prime + 1.0% whichever is higher.  Interest is payable monthly and the maturity date is September 30, 2016.  The Line of Credit is guaranteed by an investor in the Company.  The Bank did apply a $250,000 certificate of deposit that was partial security against the principal owed shortly after the January 30, 2016 default.

In addition, as of February 23, 2016, the Company was in default on its note payable to Genesis Financial Corporation in the principal amount of $155,000 plus accrued interest of $18,600.  Genesis has agreed to extend the maturity of the note to February 23, 2017 for an extension fee of 2% of the principal which amounts to $3,100.  The loan is secured by a security interest in an iMedicor investor’s assets.

The Schneller note is also in default as the accrued interest of $6,375 has not been paid.

The Company has secured additional non-Bridge Loan related loans from Mr. Jerry Smith in the amount of $951,000 as of July 29, 2016.  The loans each carry interest at 18% per annum and accrued interest and principal balances are due December 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company's Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 9, 2015 and the 10-K/A amended on May 6, 2016. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

Overview

In 2014 we decided to focus all our sales and development efforts on creating and providing a product for the health care market that allows medical providers, hospitals, clearing houses, labs, local physicians and dentists a software product that enables them to transfer patient health information via the internet without violating HIPAA law.  The goal was to provide the health community with a product that did not alter their current workflow while, at the same time, providing a productivity tool for the offices with the ultimate outcome resulting in more robust communication and better health outcomes for the patient.  We accomplished our goals and launched the product in the calendar year 2014.  After deploying our product and speaking to our customers, we realized there was a great need in the marketplace for a cloud based, customizable and HIPAA compliant Electronic Health Record software product.  We began developing a medical Electronic Health Record software and launched our first custom built, customizable Electronic Medical Health system for the medical community in 2014.  Shortly thereafter we expanded our Electronic Health Record system software to include dental practice software.

Presently we have two Electronic Health Record systems - iCoreMD and iCoreDental.  Both were recently “ONC” certified in November of 2015 meeting all clinical, security and interoperability requirements of the Federal government.  ONC certification also allows providers to receive money from the Federal EHR incentive program.  This program was launched to help providers move from paper to a digital format or from a non-ONC certified software to an ONC certified software.  The program was formed with the intention to achieve better health outcomes based on the reporting that ONC collects.  We plan on marketing and securing Medical and Dental State associations as a preferred vendor to help reach their members with our product the iCoreExchange, our HIPAA compliant email exchange.  This will create a recurring revenue stream for us while at the same time expanding our product through referrals as the medical community shares Patient Health Information via our product.

After deployment of the iCoreExchange, we are planning on going back to the State Associations and having them endorse our other products the iCoreMD and iCoreDental allowing us to reach a large market share with backing from the associations.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included herein for the quarterly period ended September 30, 2014, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and the valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital

Cash and cash equivalents totaled $34,735 at September 30, 2014 compared to $190,820 at June 30, 2014. Net cash declined by  $156,085 for the three months ended September, 2014. The use of cash for the three months ended September 30, 2014 is primarily attributed to funding operations.

Net cash used in operating activities for the three months ended September 30, 2014 was $335,125 compared to $655,995 for the three months ended September 30, 2013 which was $320,870 less.  This decrease in net cash used in operating activities occurred even as the Company expanded product development and sales and marketing efforts. Net cash used in investing activities was $83,145 for the three month period ended September 30, 2014 resulting primarily from capitalization of software costs due to new product development by our development team compared to $0 usage of cash for investing during the three month period ended September 30, 2013. Net cash provided by financing activities was $262,185 for the three months ended September 30, 2014 as compared to net cash provided by financing activities of $186,413 for the three months ended September 30, 2013. The increase was due primarily to an increase in the amount we were able to borrow under our accounts receivable-backed Credit Facility with our primary commercial lender.

The Company continues to operate at a loss and is projected to do so until at least the end of fiscal 2016.  The Company will continue to rely on raising capital through equity investments and/or debt instruments and commercial lending to maintain operations.   There is no assurance that the Company will be able to raise additional capital.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $56,311,528, $10,707,400 and $7,509,118 respectively at September 30, 2014. The Company is delinquent on several of its debt and equity-related obligations.  The Company’s activities have been primarily financed through convertible debentures, and private placements of equity securities. The Company seeks to raise additional capital through the issuance of debt or equity securities to fund its operations.  Such financing may not be available on terms satisfactory to the Company, if at all. (See Notes 5 and 10).

Currently, management intends to develop a vastly improved healthcare communications system and attract alliances with strategic partners to allow the Company to generate revenues that will enable the Company to be self-sustaining. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following table sets forth statement of operations data of the company for the periods indicated:

	Three Months Ended
	September 30,	September 30,
	2014	2013
Revenues	$145,618	$68,820
Cost of Sales	29,847	56,225
General and Administrative	1,490,018	872,799
Depreciation and Amortization	13,654	-
Loss from Operations	$(1,387,901)	$(860,204)

Revenues

The Company's revenues for the three months ended September 30, 2014 increased to $145,618 from $68,820 (approximately 112%) compared to the three months ended September 30, 2013.  The increase was primarily due to increased Meaningful Use revenue.  “Meaningful Use compliant” is a term relating to the qualification for Federal incentive funds under the Federal Meaningful Use Incentive Funds Program.  The Meaningful Use program pays both medical and dental healthcare providers up to $63,750 and iMedicor receives approximately 20% of the amount a healthcare provider is paid under this government program for the Company’s Meaningful use consulting effort on their behalf.

Cost of Sales

Cost of sales for the three months ended September 30, 2014 and 2013 were $29,847 and $56,225, respectively.  The decrease of 47% in cost of sales was attributable primarily to operational efficiencies.

General and Administrative Expenses

General and administrative expenses for the three months ending September 30, 2014 increased to  $1,490,018 from $872,799 for the three months ended September 30, 2013,an increase of  $617,219 or  71%.  This increase was primarily due to a significant increase in options expense recognized for the three months ending September 30, 2014.

Loss from Operations

Loss from operations for the three months ended September 30, 2014 totaled $1,387,901 compared to $860,204 for the three months ended September 30, 2013, representing an increase of 61%.  The increase in losses from operations for the three months ended September 30, 2014 was primarily attributable to the recognition of options expense in the amount of approximately $816,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2014, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2014.

Management identified the following control deficiencies that constitute material weaknesses that are not remediated as of the filing date of this report:

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Further, we were unable to timely complete regulatory filings as required by the rules of the SEC.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which was applicable to us as of March, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

On November 5, 2013 the Board of Directors created an Audit Committee as a permanent committee of the Board of Directors by unanimous written consent.  Our current Audit Committee is chaired by Mr. Jeff Stellinga with Mr. JD Smith and Mr. Joey Guerra serving as members of the committee.  During the period ended March 31, 2014 the Board of Directors also adopted a formal charter for the Audit Committee which is to be chaired by an independent director or board member with the requisite credentials and experience to qualify as an “Audit Committee Financial Expert” as set forth in Section 407 of the Sarbanes Oxley Act of 2002.

This Committee is tasked, along with other appropriate matters, with the improvement of previously ineffective oversight of financial internal controls and the concomitant accuracy and timeliness of financial reporting.

We currently do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  To the extent possible, the initiation of transactions, the custody of our assets and the recording of transactions are performed by separate individuals.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the Risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission on December 9, 2015.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Six million-five hundred thousand (6,500,000) shares of Common Stock were sold for $31,250.  The securities are exempt from registration as a private sale and, as such, have not been registered with the Securities and Exchange Commission.  Proceeds from this sale were used for working capital.  See Exhibit 10.4.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

There was a default on the Line of Credit which was due January 30, 2016 but which has subsequently been extended as of May 16, 2016 to September 30, 2016.  There was also a default on the Genesis note but the note has been extended until February 23, 2017.  Both Sonoran notes are in default as of August 31, 2015 as well as the Schneller note as of December 31, 2015, and the Sheman note as of September 22, 2009.

ITEM 4.   MINE SAFETY DISCLOSURES

N/A.

ITEM 5.   OTHER INFORMATION

N/A.

ITEM 6.   EXHIBITS

Exhibit No.	Description
10.1	Chief Executive Officer Employment Agreement
10.2	Chief Financial Officer Employment Agreement
10.3	Bridge Loan Offering
10.4	Ramos Subscription Agreement
31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMedicor, Inc. (Registrant)

Date: August 3, 2016	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2016	By:	/s/ Donald G Sproat
Donald G Sproat
Chief Financial Officer
(Principal Accounting Officer)