Form 10-Q
period 2014-12-31
iMedicor
filed 2016-09-08
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

There were 1,416,080,409 outstanding shares of the issuer’s Common Stock, $0.001 par value, on September 2, 2016.

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

PART I FINANCIAL INFORMATION

iMEDICOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
ASSETS	(Unaudited)	*

Cash and cash equivalents	$59,608	$190,820

Accounts receivable, net of allowance for doubtful accounts of $9,563 and $0, respectively	68,280	18,897
Prepaid expenses	31,062	25,691
Total current assets	158,950	235,408

Property and equipment, net of accumulated depreciation of $6,621 and $3,729, respectively	11,759	13,051
Software development costs, net of accumulated amortization of $52,787 and $4,147, respectively	237,243	117,218
Deferred loan costs, net of accumulated amortization of $907,367 and $366,634, respectively	819,617	1,354,243
Security deposits	3,600	3,600
Total long-term assets	1,072,219	1,488,112
TOTAL ASSETS	$1,231,169	$1,723,520

LIABILITIES AND STOCKHOLDER'S DEFICIT
Line of credit	$748,000	$499,000
Accounts payable and accrued expenses	361,119	442,407
Employee/contractor payables	270,000	200,000
Related party payable	-	692,225
Current portion of long-term debt	6,178,715	793,064
Total current liabilities	7,557,834	2,626,696

Long-term debt	102,125	4,604,006
Accrued severance settlement	200,000	200,000
Embedded conversion liability - convertible debt	362,406	304,699
Derivative liability - preferred stock, options, and warrants	1,324,709	1,452,677
Liability for unissued common stock - subsequently issued	1,807,572	2,156,877
Total long-term liabilities	3,796,812	8,718,259
TOTAL LIABILITIES	11,354,646	11,344,955

COMMITMENTS AND CONTINGENCIES
The Company disputes the validity of certain notes payable shown on its Balance Sheet as of December 31, 2014 and June 30, 2014 (See Note 5)

STOCKHOLDERS' DEFICIT
Preferred Stock, Convertible Series A par value $.001; Authorized: 37.00 shares;
Issued and Outstanding: 35.75 shares as of December 31, 2014 and June 30, 2014
Preferred Stock, Convertible Series B par value $.001; Authorized: 63.00 shares; Issued and
Outstanding: 51.83 and 38.70 shares as of December 31, 2014 and June 30, 2014, respectively	-	-
Common Stock par value $.001;
Authorized: 2,000,000,000 shares; Issued and Outstanding: 1,216,220,590 and 1,151,410,590 shares as of December 31, 2014 and June 30, 2014, respectively	1,216,221	1,151,411
Additional Paid-In-Capital	45,826,349	43,491,445
Accumulated Deficit	(57,166,047)	(54,264,291)
TOTAL STOCKHOLDERS' DEFICIT	(10,123,477)	(9,621,435)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,231,169	$1,723,520

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements

iMEDICOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
		(Restated)		(Restated)

Revenue	$99,309	$38,610	$244,927	$107,430
Cost of Sales	41,004	11,396	70,851	67,621
Gross Profit	58,305	27,214	174,076	39,809

Expenses
General and administrative	780,164	1,008,800	2,270,182	1,881,599
Depreciation and amortization	37,879	-	51,533	-
Total operating expenses	818,043	1,008,800	2,321,715	1,881,599

Loss from operations	(759,738)	(981,586)	(2,147,639)	(1,841,790)

Other Income (Expense)
Change in fair value of derivative liabilities	317,865	4,190,641	83,161	3,871,087
Forgiveness of debt	21,011	225,155	21,011	692,821
Interest expense	(433,657)	(107,902)	(842,835)	(269,442)
Failed offering costs	-	(110,200)	-	(110,200)
Other expense	-	(12,053)	(15,554)	(26,387)
Total other income (expense)	(94,781)	4,185,641	(754,217)	4,157,879

Net income (loss)	$(854,519)	$3,204,055	$(2,901,856)	$2,316,089

Net income (loss) per basic and diluted share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares, basic	1,197,041,776	1,027,516,981	1,175,356,618	1,015,253,394

Weighted average number of shares, diluted	1,197,041,776	2,055,139,012	1,175,356,618	1,956,778,557

The accompanying notes are an integral part of these condensed consolidated financial statements

iMEDICOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITTIES:
Net income (loss)	$(2,901,856)	$2,316,089
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,892	-
Amortization of software development costs	48,640	-
Amortization of deferred loan costs	540,733	7,110
Change in allowance for doubtful accounts	9,563	-
Stock-based compensation	1,222,456	667,017
Gain on change in value - derivative warrants	(140,868)	(4,023,437)
Change in embedded conversion liability	57,707	152,350
Gain on debt settlement	(21,011)	-
Decrease (increase) in:		-
Accounts receivable	(58,846)	6,807
Prepaid expenses	(5,371)	-
Accounts payable	38,608	(79,346)
Accrued expenses	(10,015)	(35,409)
Deferred loan costs	(3,100)	-
Related party payable	-	53,440
Accrued interest payable	269,460	188,515
Employee/contractor payable	70,000	(703,531)
NET CASH USED IN OPERATING ACTIVITIES	(881,008)	(1,450,395)

INVESTING ACTIVITIES
Purchase of property & equipment	(1,600)	(16,780)
Increase in security deposits	-	(3,600)
Increase in capitalized software development costs	(168,665)	-
NET CASH USED IN INVESTING ACTIVITIES	(170,265)	(20,380)

FINANCING ACTIVITES
Proceeds from line of credit	299,000	250,000
Proceeds from short term debt	660,806	16,508
Payments on short term debt	(70,995)	(20,000)
Proceeds from issuance of common stock	31,250	767,575
NET CASH PROVIDED BY FINANCING ACTIVITIES	920,061	1,014,083

NET DECREASE IN CASH	(131,212)	(456,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	190,820	513,272
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$59,608	$56,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$59,101	$3,870
Issuance of additional debt as payment of accrued interest	$269,460	$188,515
Unissued stock liability for deferred loan costs	$3,007	$-
Issuance of Series B preferred stock to satisfy debt	$806,596	$-

The accompanying notes are an integal part of these condensed consolidated financial statements

iMEDICOR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended June 30, 2014. The balance sheet as of June 30, 2014 has been condensed from audited consolidated financial statements as of that date. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The Company has not early adopted this standard for the December 31, 2014 financial statements.

The Company does not believe that any other issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $57,166,047 , $10,123,477 and $7,398,884 respectively at December 31, 2014. The Company is delinquent on several of its debt and equity-related obligations. The Company’s activities have been primarily financed through bridge loans, convertible debentures, and private placements of equity securities. The Company seeks to raise additional capital through the issuance of debt or equity securities to fund its operations. Such financing may not be available on terms satisfactory to the Company, if at all. (See Notes 5 and 10).

Currently, management intends to develop a vastly improved healthcare communications system and attract alliances with strategic partners to generate revenues that will sustain the Company. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

iMEDICOR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

4. LINE OF CREDIT

Effective October 29, 2013, the Company entered into a revolving line of credit agreement in the amount of $250,000, which was increased to $500,000 on March 12, 2014 and $750,000 on September 9, 2014. The line of credit is collateralized by all assets of the Company plus a $250,000 certificate of deposit owned by a stockholder of the Company who is also the guarantor for the line of credit. The Company agreed to issue the stockholder 50 million shares of Common Stock as consideration for providing the guarantee. The stock, valued at $500,000, has not been issued as of December 31, 2014 and is reported as liability for unissued common stock - subsequently issued on the accompanying condensed consolidated balance sheets as a long term liability. In addition, the Company granted its Chief Executive Officer 50 million shares of Common Stock valued at $285,000, as consideration to the Chief Executive Officer to provide a personal guarantee to the stockholder for 50% of any loss that might be incurred under his guarantee. The stock was issued on October 22, 2014. The line carries interest at the Wall Street Journal Prime rate + 1.0% with a floor rate of 6.5%. Interest is payable monthly with all outstanding principal and unpaid interest due on January 30, 2016. (See Note 10).

5. LONG-TERM DEBT

Long-term debt at December 31, 2014 and June 30, 2014 consisted of the following:

	December 31, 2014	June 30, 2014

Schneller note payable bearing interest at 8.5% per annum, due June 30, 2017, in default	$102,125	$125,500
Sonoran convertible note bearing interest at 10% - 12% per annum maturity extended to August 31, 2015, in default	2,457,728	2,322,712
Sonoran convertible note bearing interest at 8% - 18% per annum maturity extended to August 31, 2015, in default	2,070,469	1,988,899
Wellbrock note bearing interest at 8% per annum, due November 2008 - disputed	403,139	391,805
Coddington note bearing interest at 8% per annum - disputed	403,671	391,259
Shemen non-interest bearing note executed September 22, 2009 in default	10,000	10,000
Genesis note bearing interest at 18%, maturity extended to February 23, 2017	155,000	166,895
Bridge Loans bearing interest at 18% due December 31, 2016	678,708	-
Total long-term debt	6,280,840	5,397,070
Less current maturities	(6,178,715)	(793,064)
Total long-term maturities	$102,125	$4,604,006

Total future minimum payments due on long-term debt as of December 31, 2014:

2015	$6,178,715
2016	0
2017	102,125

Subsequent to December 31, 2014 several of the above notes were modified and/or extended. (See Note 10).

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

iMEDICOR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The Company also questions the existence of the obligations the obligations to the Wellbrock Group shown on the Balance sheet as part of Current Portion of Long Term Debt in the aggregate amount of $397,472. Management of the Company has not been able to obtain a copy or verify the existence of such note. The Company has no record of default being declared by the holder which would entail production of the actual note which has not occurred.

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

The amount of excluded securities from vested options are 193,300,000 and from warrants are 357,655,000 at December 31, 2014. The amount of excluded securities from convertible debt and shares of Series A and Series B Preferred Stock are 1,065,165,993 shares of Common Stock, at December 31, 2014.

7. EMBEDDED CONVERSION LIABILITY – CONVERTIBLE DEBT

The Company has outstanding convertible debt. Due to an insufficiency of authorized common shares, there is not enough Common Stock in the event that all convertible securities and convertible debt were to be converted or exercised. The derivative liability for the convertible debt is $362,406 and $304,699 at December 31, 2014 and June 30, 2014, respectively. (See Note 10).

8. WARRANTS AND OPTIONS

The following table shows warrant activity for the six-month periods ended December 31, 2014 and December 31, 2013.

Summary of the outstanding warrants is as follows:

	December 31, 2014		December 31, 2013
		Weighted Ave		Exercise
	Warrants	Exercise Price	Warrants	Price Range
Outstanding at beginning of period	417,997,000	$0.0736	407,927,667	$0.01-$0.24
Issued	660,000	$1.3500	12,500,000	$0.01
Excercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(61,002,000)	$0.0649	(14,251,666)	$0.01-$0.105
Outstanding at end of period	357,655,000	$0.0953	406,176,001	$0.01-$0.24
Excersiable at end of period	357,655,000	$0.0953	406,176,001	$0.01-$0.24

The intrinsic value of the outstanding warrants at December 31, 2014 and December 31, 2013 is $-0-.

iMEDICOR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Summary of Options:

On July 1, 2013, the Company granted 100,000,000, options to Robert McDermott. The options vest as follows: 25,000,000 immediately, 25,000,000 on each of July 1, 2014, 2015, and 2016. On July 3, 2014, pursuant to the terms of his employment agreement, the Company granted 235,000,000, three-year options to Robert McDermott. The options vest as follows: 117,500,000 immediately, 58,750,000 on July 3, 2015 and 58,750,000 on July 3, 2016. Also on July 3, 2014, the Company granted 3,300,000 three year options to Donald Douglas. All of these options vested immediately. On January 1, 2014, the Company granted 50,000,000 options each to Donald Douglas and Srini Parthasarthy pursuant to their employment agreements of the same date. Options for each individual vest 12,500,000 immediately and 12,500,000 on each annual anniversary of the employment agreements. In addition, the Company granted 15,000,000 options to Don Sproat pursuant to his employment agreement of December 15, 2014. 7,500,000 options vested immediately and another 7,500,000 vests on December 15, 2015. For the six months ended December 31, 2014, the Company recorded $1,046,114 of stock compensation expense. The Company uses the Black Scholes option pricing model to value options. The significant assumptions relating to the valuation of the Company’s options for the period ended December 31, 2014 were as follows:

Exercise Price	$0.0038-$0.01492
Term	1-4 years
Volatility	206%-305%
Risk Free Rate of Return	0.11% - 1.02%

As of December 31, 2014, the remaining unamortized stock compensation expense is $1,684,819 which will be recognized through June 30, 2017.

The Company has various outstanding Common Stock purchase warrants, options, convertible debt, and Series A and B Preferred Stock. Due to an insufficiency of authorized common shares, there is not enough Common Stock in the event that all convertible securities and outstanding warrants and options were to be converted or exercised, respectively. The Company is reporting derivative liabilities for the warrants of $753,363 and $894,231 as well as for options and Preferred Stock of $571,346 and $558,446 for December 31, 2014 and June 30, 2014, respectively. As of December 31 and June 30, 2014, there were 35.75 shares of Series A convertible Preferred Stock and 51.83 and 38.70 shares of Series B convertible Preferred Stock outstanding, respectively. (See Note 10).

9. LIABILITY FOR UNISSUED COMMON STOCK SUBSEQUENTLY ISSUED

At December 31, 2014, the Company was obligated to issue 250,000,000 shares of Common Stock which arose from several agreements. A summary of the shares and subsequent issuances of Common Stock is as follows:

Recipient	Purpose	# Shares	Value	Issue Date
Sonoran	Omnibus Loan Extension	150,000,000	$1,200,000	01/09/15
Smith	Line of Credit Guarantee	50,000,000	$500,000	01/09/15
Sonoran	Loan Extension	50,000,000	$107,572	Not issued
		250,000,000	$1,807,572

Common Stock issued for guarantees and loan extension modifications are valued at the trading closing price of the Company’s Common Stock on the agreement date of the guarantee or loan extension (See Note 10).

iMEDICOR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

10. SUBSEQUENT EVENTS

For purposes of disclosure in the financial statements, the Company has evaluated subsequent events through the date the financial statements were issued.

The Company launched the iCoreExchange, the iCoreMD, and the iCoreDental cloud-based software products during the first quarter of fiscal year 2015.  The iCoreExchange has approximately 1000 users at June 30, 2016.

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

On July 1, 2015, Chief Executive Officer, Robert McDermott executed a three-year Employment Agreement with the Company. In addition, on January 1, 2016, Chief Financial Officer, Don Sproat executed a two-year Employment Agreement with the Company. (See Exhibits 10.1 and 10.2).

Further, the Company initiated a Bridge Loan offering under Rule 506(b) during the second quarter of fiscal 2015. The total Bridge Loan offering was $4,000,000 (subsequently increased to $10,000,000) of which $3,584,654 had been subscribed as of August 31, 2016. The Bridge Loan provides for an 18% annual interest rate with the loan maturing on December 31, 2016, as extended by signed amendments from the original December 31, 2015 maturity date. The loan principal and accrued interest are convertible into the Company’s Common Stock pursuant to the Subscription Agreement executed by the Convertible Bridge Note investors. In addition, Bridge Loan investors received a warrant to purchase Common Shares in the amount of one share for each dollar of principal invested. At the same time, the associated warrant exercise period was extended from June 30, 2018 to December 31, 2019. (See Exhibit 10.3).

The Company’s Line of Credit with Western State Bank had been in default since January 30, 2016. However, on May 16, 2016, the bank renewed the Company’s Line of Credit for an amount of $500,000 with the same interest terms of a floor rate of 6.5% or Wall Street Journal Prime + 1.0% whichever is higher. Interest is payable monthly and the maturity date is September 30, 2016. The Line of Credit is guaranteed by an investor in the Company. The Bank did apply a $250,000 certificate of deposit that was partial security against the principal owed shortly after the default.

In addition, as of February 23, 2016, the Company was in default on its note payable to Genesis Financial Corporation in the principal amount of $155,000 plus accrued interest of $23,250. Genesis has agreed to extend the maturity of the note to February 23, 2017 for an extension fee of 2% of the principal which amounts to $3,100. The loan is secured by a security interest in an iMedicor investor’s assets. On June 30, 2016, the Company paid Genesis the accrued interest, extension fee, and prepayment of interest through the maturity date of the note in the amount of $47,275.

The Company has secured additional non-Bridge Loan related loans from Mr. Jerry Smith in the amount of $1,330,000 as of August 31, 2016. The loans each carry interest at 18% per annum and accrued interest and principal balances are due December 31, 2016.

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

Presently we have two Electronic Health Record systems - iCoreMD and iCoreDental. Both were “ONC” certified in November of 2015 meeting all clinical, security and interoperability requirements of the Federal government. ONC certification also allows providers to receive money from the Federal EHR incentive program. This program was launched to help providers move from paper to a digital format or from a non-ONC certified software to an ONC certified software. The program was formed with the intention to achieve better health outcomes based on the reporting that ONC collects. We plan on marketing and securing Medical and Dental State associations as a preferred vendor to help reach their members with our product the iCoreExchange, our HIPAA compliant email exchange. This will create a recurring revenue stream for us while at the same time expanding our product through referrals as the medical community shares Patient Health Information via our product.

After deployment of the iCoreExchange, we are planning on going back to the State Associations and having them endorse our other products the iCoreMD and iCoreDental allowing us to reach a large market share with backing from the associations.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in the Company’s Form 10-Q for the quarterly period ended December 31, 2014, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, derivative liabilities, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital

Cash and cash equivalents was $59,608 , at December 31, 2014 compared to $190,820 at June 30, 2014. Net cash declined by $131,212 for the six months ended December 2014. The use of cash for the six months ended December 31, 2014 is primarily attributed to funding Company operations.

Net cash used in operating activities for the six months ended December 31, 2014 was $881,008, a decrease from the corresponding period ended December 31, 2013 of 39% attributed primarily to a reduction in consulting fees. Net cash used in investing activities was $170,265 for the six month period ended December 31, 2014 an increase from $20,380 for the corresponding period ended December 31, 2013. The increase in investing activities in 2014 was primarily due to an increase in capitalized software development costs. Net cash provided by financing activities was $920,061 for the six months ended December 31, 2014 as compared to $1,014,083 for the corresponding period ended December 31, 2013. The Company had a greater reliance on bridge loans as opposed to sales of common stock for funds during the six-month period ending December 31, 2014 compared to the corresponding period ending December 31, 2013.

The Company continues to operate at a loss and is projected to do so until at least the end of fiscal 2017. The Company will continue to rely on raising capital through equity investments and/or debt instruments and commercial lending to maintain operations. There is no assurance that the Company will be able to raise additional capital.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $57,166,047, $10,123,477 and $7,398,884 respectively at December 31, 2014. The Company is delinquent on several of its debt and equity-related obligations. The Company’s activities have been primarily financed through bridge loans, convertible debentures, and private placements of equity securities. The Company seeks to raise additional capital through the issuance of debt or equity securities to fund its operations. Such financing may not be available on terms satisfactory to the Company, if at all. (See Notes 5 and 10).

Currently, management intends to develop a vastly improved healthcare communications system and attract alliances with strategic partners to generate revenues that will sustain the Company. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following table sets forth statement of operations data of the Company for the periods indicated:

	Three Months Ended		Six Months Ended
	December	December	December	December
	31, 2014	31, 2013	31, 2014	31, 2013
Revenues	$99,309	$38,610	$244,927	$107,430
Costs of Sales	41,004	11,396	70,851	67,621
General and Administrative	780,164	1,008,800	2,270,182	1,881,599
Depreciation and Amortization	37,879	-	51,533	-
Loss from Operations	$759,738	$981,586	$2,147,639	$1,841,790

Revenues

The Company's revenues for the three months ended December 31, 2014 increased approximately 157% compared to the corresponding period ended December 31, 2013. Revenues for the six months ended December 31, 2014 increased 128% compared to the corresponding period ended December 31, 2013. These increases were due primarily to increased Meaningful Use revenue. “Meaningful Use compliant” is a term relating to the qualification for Federal incentive funds under the Federal Meaningful Use incentive Funds Program. The Meaningful Use program pays both medical and dental healthcare providers up to $63,750 and iMedicor receives 20% of the amount a healthcare provider is paid under this government program for the Company’s Meaningful use consulting effort on their behalf.

Cost of Sales

Cost of sales for the three and six months ended December 31, 2014 increased approximately 260% and 5% compared to the corresponding periods ended December 31, 2013. These increases were primarily attributable to increased costs relating to secure computer server service.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2014 decreased approximately 23% compared to the corresponding period ended December 31, 2013. For the six month periods ended December 31, the Company’s general and administrative expenses increased by approximately 21% compared to the corresponding period ended December 31, 2013. The six month period increase was primarily due to a significant increase in options expense recognized in the amount of $1,046,114 as compared to $532,045 in the corresponding period ended December 31, 2013.

Loss from Operations

Loss from operations for the three months ended December 31, 2014 decreased 23% compared to the corresponding period ended December 31, 2013. For the six month period ended December 31, 2014, the loss from operations increased 17% compared to the corresponding period ended December 31, 2013. The increase in loss from operations for the six month period was primarily attributed to an increase in options expense of approximately $514,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no matters to disclose.

ITEM 4. CONTROLS AND PROCEDURES ITEM

Disclosure Controls and Procedures

As of December 31, 2014, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2014.

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

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

On November 5, 2013 the Board of Directors created an Audit Committee as a permanenet committee of the Board of Directors by unanimous written consent. Our current Audit Committee is chaired by Mr. Jeff Stellinga. Mr. JD Smith also serves on the committee. During the period ended March 31, 2014 the Board of Directors adopted a formal charter for the Audit Committee which is to be chaired by an independent director or board member with the requisite credentials and experience to qualify as an “Audit Committee Financial Expert” as set forth in Section 407 of the Sarbanes Oxley Act of 2002.

This Committee is tasked, along with other appropriate matters, with the improvement of previously ineffective oversight of financial internal controls and the concomitant accuracy and timeliness of financial reporting.

We currently do not have sufficient segregation of duties within accounting functions, which is a basic internal control. To the extent possible, the initiation of transactions, the custody of our assets, and the recording of transactions are performed by separate individuals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Six million-five hundred thousand shares of Common Stock were sold for $31,250. The securities are exempt from registration as a private sale and, as such, have not been registered with the Securities and Exchange Commission. Proceeds from this sale were used for working capital. (See Exhibit 10.4)

ITEM 3. DEFAULTS ON SENIOR SECURITIES

There was a default on the Line of Credit which was due January 30, 2016 but which has subsequently been extended as of May 16, 2016 to September 30, 2016. There was also a default on the Genesis note but the note has been extended until February 23, 2017. Both Sonoran notes are in default as of August 31, 2015, and the Sheman note as of September 22, 2009. There was a default on the Schneller note on December 31, 2015 due to non-payment of interest.  However, in August 2016, $6,375 was paid for interest on the note which brought the interest current.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

The Board of Directors of the Company had amended and restated the Bylaws as of August 15, 2013. A copy of the Amended and Restated Bylaws are submitted as Exhibit 3(ii).

ITEM 6. EXHIBITS

10.1	Chief Executive Officer Employment Agreement (1).
10.2	Chief Financial Officer Employment Agreement (1).
10.3	Bridge Loan Offering (1).
10.4	Ramos Subscription Agreement (1).
31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a).
32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4 in Form 10-Q filed on August 5, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iMedicor, Inc. (Registrant)

Date: September 7, 2016	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2016	By:	/s/ Donald G Sproat
Donald G Sproat
Chief Financial Officer
(Principal Accounting Officer)