Form 10-Q
period 2015-03-31
iMedicor
filed 2016-09-29
CIK 1408057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 1,416,080,409 outstanding shares of the issuer’s Common Stock, $0.001 par value, on September 27, 2016.

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

PART I FINANCIAL INFORMATION
iMEDICOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
ASSETS	(Unaudited)	*
Cash and cash equivalents	$249,971	$190,820
Accounts receivable, net of allowance for doubtful accounts of $10,115 and $0, respectively	97,033	18,897
Prepaid expenses	30,455	25,691
Total current assets	377,459	235,408

Property and equipment, net of accumulated depreciation of $8,611 and $3,729	12,040	13,051
Software development costs, net of accumulated amortization of $125,332 and $4,147	273,931	117,218
Deferred loan costs, net of accumulated amortization of $1,171,222 and $366,634	555,762	1,354,243
Security deposits	3,800	3,600
Total long-term assets	845,533	1,488,112
TOTAL ASSETS	$1,222,992	$1,723,520

LIABILITIES AND STOCKHOLDERS' DEFICIT
Line of credit	$748,000	$499,000
Accounts payable and accrued expenses	289,939	442,407
Employee/contractor payables	305,000	200,000
Related party payable	-	692,225
Current portion of long-term debt	7,245,672	793,064
Total current liabilities	8,588,611	2,626,696

Long-term debt	100,000	4,604,006
Accrued severance settlement	200,000	200,000
Embedded conversion liability - convertible debt	283,742	304,699
Derivative liability - preferred stock, options, and warrants	1,066,374	1,452,677
Liability for unissued common stock - subsequently issued	107,572	2,156,877
Total long-term liabilities	1,757,688	8,718,259
TOTAL LIABILITIES	10,346,299	11,344,955

COMMITMENTS AND CONTINGENCIES
The Company disputes the validity of certain notes payable shown on its Balance Sheet as of
March 31, 2015 and June 30, 2014 (See Note 5).
STOCKHOLDERS' DEFICIT
Preferred Stock, Convertible Series A par value $.001; Authorized: 37.00 shares:
Issued and Outstanding: 35.75 shares as of March 31, 2015 and June 30, 2014	-	-
Preferred Stock, Convertible Series B par value $.001; Authorized: 63.00 shares:
Issued and Outstanding: 51.83 and 38.70 shares as of March 31, 2015 and June 30, 2014	-	-
Common stock par value $.001; Authorized: 2,000,000,000 shares; Issued and Outstanding:
1,416,080,409 and 1,151,410,590 shares as of March 31, 2015 and June 30, 2014, respectively	1,416,080	1,151,411
Additional Paid-In-Capital	47,586,292	43,491,445
Accumulated Deficit	(58,125,679)	(54,264,291)
TOTAL STOCKHOLDERS' DEFICIT	(9,123,307)	(9,621,435)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,222,992	$1,723,520
* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements

iMEDICOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
		(Restated)		(Restated)

Revenue	$160,855	$75,386	$405,782	$182,816
Cost of sales	52,596	46,513	123,447	114,134
Gross profit	108,259	28,873	282,335	68,682

Expenses
General and administrative	914,012	1,047,358	3,184,194	2,928,957
Depreciation and amortization	74,534	2,097	126,067	2,097
Total operating expenses	988,546	1,049,455	3,310,261	2,931,054

Loss from operations	(880,287)	(1,020,582)	(3,027,926)	(2,862,372)

Other income (expense)
Change in fair value of derivative liabilities	331,976	(131,143)	415,137	3,739,944
Forgiveness of debt	-	225,155	21,011	917,976
Interest expense	(454,087)	(195,525)	(1,296,922)	(464,967)
Failed offering costs	-	-	-	(110,200)
Other income (expense)	42,766	(9,230)	27,212	(35,617)
Total other income (expense)	(79,345)	(110,743)	(833,562)	4,047,136

Net income (loss)	$(959,632)	$(1,131,325)	$(3,861,488)	$1,184,764

Net income (loss) per basic and diluted share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares, basic	1,378,375,188	1,027,899,409	1,242,041,550	1,022,177,692
Weighted average number of shares, diluted	1,378,375,188	1,027,899,409	1,242,041,550	2,078,107,965

The accompanying notes are an integral part of these condensed consolidated financial statements

iMEDICOR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2015	2014
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITTIES:
Net income (loss)	$(3,861,488)	$1,184,764
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,882	2,097
Amortization of software development costs	121,185	-
Amortization of deferred loan costs	804,588	149,514
Change in allowance for doubtful accounts	10,115	-
Stock-based compensation	1,477,235	909,856
Gain on change in value - derivative warrants	(394,180)	(3,968,469)
Change in embedded conversion liability	(20,957)	228,525
Gain on debt settlement	(21,011)	-
Decrease (increase) in:
Accounts receivable	(88,151)	(1,700)
Prepaid expenses	(4,764)	(14,761)
Security deposits	(200)	(3,600)
Accounts payable and accrued expenses	(42,587)	(411,239)
Deferred loan costs	(3,100)	(1,766,783)
Related party payable	-	53,440
Liability for common stock - subsequently issued	-	1,993,305
Accrued interest payable	439,610	223,701
Employee/contractor payable	105,000	(553,531)
NET CASH USED IN OPERATING ACTIVITIES	(1,473,823)	(1,974,881)

INVESTING ACTIVITIES
Purchase of property & equipment	(3,871)	(16,780)
Increase in capitalized software development costs	(277,898)	-
NET CASH USED IN INVESTING ACTIVITIES	(281,769)	(16,780)

FINANCING ACTIVITES
Proceeds from line of credit	299,000	417,000
Proceeds from short term debt	1,565,806	323,508
Payments on short term debt	(81,313)	(20,000)
Proceeds from issuance of common stock	31,250	837,576
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,814,743	1,558,084

NET CHANGE IN CASH	59,151	(433,577)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	190,820	513,272
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$249,971	$79,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$96,058	$6,528
Issuance of additional debt as payment of accrued interest	$439,610	$223,701
Unissued stock liability for deferred loan costs	$3,007	$-
Issuance of Series B preferred stock to satisy debt	$806,596	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

iMEDICOR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission, include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s Annual Report for the year ended June 30, 2014. The balance sheet as of June 30, 2014 has been condensed from audited consolidated financial statements as of that date. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The Company has not early adopted this standard for the March 31, 2015 financial statements.

The Company does not believe that any other issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

3. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $58,125,679, $9,123,307 and $8,211,152 respectively, at March 31, 2015. The Company is delinquent on several of its debt and equity related obligations. The Company’s activities have been primarily financed through bridge loans, convertible debentures, and private placements of equity securities. The Company seeks to raise additional capital through the issuance of debt or equity securities to fund its operations. Such financing may not be available on terms satisfactory to the Company, if at all. (See Notes 5 and 10).

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

4. LINE OF CREDIT

Effective October 29, 2013, the Company entered into a revolving line of credit agreement in the amount of $250,000, which was increased to $500,000 on March 12, 2014 and $750,000 on September 9, 2014. The line of credit is collateralized by all assets of the Company plus a $250,000 certificate of deposit owned by a stockholder of the Company who is also the guarantor for the line of credit. The Company agreed to issue the stockholder 50 million shares of Common Stock as consideration for providing the guarantee. The stock, valued at $500,000, was issued on January 9, 2015. In addition, the Company granted its Chief Executive Officer 50 million shares of Common Stock valued at $285,000, as consideration for the Chief Executive Officer to provide a personal guarantee to the stockholder for 50% of any loss that might be incurred under his guarantee. The stock was issued on October 22, 2014. The line carries interest at the Wall Street Journal Prime rate + 1.0% with a floor rate of 6.5%. Interest is payable monthly with all outstanding principal and unpaid interest due on January 30, 2016. (See Note 10).

5. LONG-TERM DEBT

Long-term debt at March 31, 2015 and June 30, 2014 consisted of the following:

	March 31,	June 30,
	2015	2014

Schneller note payable bearing interest at 8.5% per annum due June 30, 2017	$100,000	$125,500
Sonoran convertible note bearing interest at 10% - 12% per annum
maturity extended to August 31, 2015, in default	2,518,828	2,322,712
Sonoran secured convertible note bearing interest at 8% - 18% per annum
maturity extended to August 31, 2015, in default	2,111,580	1,988,899
Wellbrock note bearing interest at 8% per annum, due November 2008 - disputed	408,806	391,805
Coddington note bearing interest at 8% per annum - disputed	409,878	391,259
Shemen non-interest bearing note executed September 22, 2009 in default	10,000	10,000
Genesis note bearing interest at 18%, maturity extended to February 23, 2017	155,907	166,895
Bridge loans bearing interest at 18% due December 31, 2016	1,630,673	-
Total long-term debt	7,345,672	5,397,070
Less current maturities	(7,245,672)	(793,064)
Total long-term maturities	$100,000	$4,604,006

Total future minimum payments due on long-term debt as of March 31, 2015:

2015	$7,245,672
2016	0
2017	100,000

Subsequent to March 31, 2015 several of the above notes were modified and/or extended. (See Note 10).

The Company disputes the existence of the Coddington note payable and any interest accrued on the note shown on the Balance Sheet as part of Current Portion of Long Term Debt in the aggregate amount of $409,878. No actual note has been produced by Mr. Coddington or is known by current management to exist. The Company’s records are incomplete with respect to this note payable transaction. The Company believes that any amounts previously owed Mr. Coddington or any entities associated with Mr. Coddington in connection with a guarantee by Mr. Coddington of a loan by Citibank made to the Company and no longer outstanding were satisfied by the issuance by the Company to Mr. Coddington of 24,918,130 shares of common stock of the Company on March 8, 2013. The Company has a record of the stock issuance but does not have the document in respect to their issuance for the cancellation of debt. The Company has no record of default being declared by the holder which would entail production of the actual note which has not occurred.

The Company also questions the existence of the obligations to the Wellbrock Group shown on the Balance sheet as part of Current Portion of Long-Term Debt in the aggregate amount of $408,806. Management of the Company has not been able to obtain a copy or verify the existence of such note. The Company has no record of default being declared by the holder which would entail production of the actual note which has not occurred.

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

The amount of excluded securities from vested options are 235,000,000 and from warrants are 330,060,000 at March 31, 2015. The amount of excluded securities from convertible debt and shares of Series A and Series B Preferred Stock are 2,558,961,290 shares of Common Stock, at March 31, 2015.

7. EMBEDDED CONVERSION LIABILITY – CONVERTIBLE DEBT

The Company has outstanding convertible debt. Due to an insufficiency of authorized common shares, there is not enough Common Stock in the event that all convertible securities and convertible debt were to be converted or exercised. The derivative liability for the convertible debt is $283,742 and $304,699 at March 31, 2015 and June 30, 2014, respectively. (See Note 10).

8. WARRANTS AND OPTIONS

The following table shows warrant activity for the nine-month periods ended March 31, 2015 and March 31, 2014.

Summary of the outstanding warrants is as follows:

	March 31, 2015		March 31, 2014
		Weighted Ave		Exercise
	Warrants	Exercise Price	Warrants	Price Range
Outstanding at beginning of period	357,655,000	$0.0698	307,927,667	$0.01-$0.24
Issued	905,000	$1.3500	12,500,000	$0.01
Excercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(28,500,000)	$0.2507	(16,315,666)	$0.01-$0.105
Outstanding at end of period	330,060,000	$0.0656	304,112,001	$0.01-$0.24
Excersiable at end of period	330,060,000	$0.0656	304,112,001	$0.01-$0.24

The intrinsic value of the outstanding warrants at March 31, 2015 and March 31, 2014 was $-0-.

Summary of Options:

On July 1, 2013, the Company granted 100,000,000 options to Robert McDermott. The options vested as follows: 25,000,000 immediately on grant and, 25,000,000 on each of July 1, 2014, 2015, and 2016. On July 3, 2014, pursuant to the terms of his employment agreement, the Company granted 235,000,000, three-year options to Robert McDermott. The options vested as follows: 117,500,000 immediately, 58,750,000 on July 3, 2015 and 58,750,000 on July 3, 2016. Also on July 3, 2014, the Company issued 3,300,000 three year options to Donald Douglas. All of these options vested immediately. On January 1, 2014, the Company issued 50,000,000 options each to Don Douglas and Srini Parthasarthy pursuant to their employment agreements of the same date. Options for each individual vested 12,500,000 immediately and 12,500,000 on each annual anniversary of the employment agreements. In addition, the Company issued 15,000,000 options to Don Sproat pursuant to his employment agreement of December 15, 2014. 7,500,000 options vested immediately and another 7,500,000 vested on December 15, 2015. For the nine months ended March 31, 2015, the Company recorded $1,256,555 of stock compensation expense. The Company uses the Black Scholes option pricing model to value options. The significant assumptions relating to the valuation of the Company’s options for the period ended March 31, 2015 were as follows:

Exercise Price	$0.0038-$0.01492
Term	1-4 years
Volatility	206%-305%
Risk Free Rate of Return	0.11% - 1.02%

As of March 31, 2015, the remaining unamortized stock compensation expense was $1,474,378 which will be recognized through June 30, 2017.

The Company has various outstanding Common Stock purchase warrants, options, convertible debt, and Series A and B Preferred Stock. Due to an insufficiency of authorized common shares, there is not enough Common Stock in the event that all convertible securities and outstanding warrants and options were to be converted or exercised, respectively. The Company is reporting derivative liabilities for the warrants of $500,051 and $894,231 as well as for options and Preferred Stock of $566,323 and $558,446 for March 31, 2015 and June 30, 2014, respectively. As of March 31, 2015 and June 30, 2014, there were 35.75 shares of Series A Convertible Preferred Stock and 51.83 and 38.70 shares of Series B Convertible Preferred Stock outstanding, respectively. (See Note 10).

9. LIABILITY FOR UNISSUED COMMON STOCK SUBSEQUENTLY ISSUED

At March 31, 2015, the Company was obligated to issue 50,000,000 shares of Common Stock which arose from an agreement. A summary of the shares and subsequent issuances of Common Stock is as follows:

Recipient	Purpose	# Shares	Value	Issue Date
Sonoran	Loan Extension	50,000,000	$107,572	Not issued
		50,000,000	$107,572

Common Stock issued for guarantees and loan extension modifications are valued at the trading closing price of the Company’s Common Stock on the agreement date of the guarantee or loan extension (See Note 10).

10. SUBSEQUENT EVENTS

For purposes of disclosure in the financial statements, the Company has evaluated subsequent events through the date the financial statements were issued.

The Company launched the iCoreExchange, the iCoreMD, and the iCoreDental cloud-based software products during the first quarter of fiscal year 2015.  The iCoreExchange has approximately 1,000 users at August 31, 2016.

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

On July 1, 2015, Chief Executive Officer, Robert McDermott, executed a three-year Employment Agreement with the Company. In addition, on January 1, 2016, Chief Financial Officer, Don Sproat, executed a two-year Employment Agreement with the Company. (See Exhibits 10.1 and 10.2).

Further, the Company initiated a Bridge Loan offering under Rule 506(b) during the second quarter of fiscal 2015. The total Bridge Loan offering was $4,000,000 (subsequently increased to $10,000,000) of which $3,609,654 had been subscribed as of September 26, 2016. The Bridge Loan provides for an 18% annual interest rate with the loan maturing on December 31, 2016, as extended by signed amendments from the original December 31, 2015 maturity date. The loan principal and accrued interest are convertible into the Company’s Common Stock pursuant to the Subscription Agreement executed by the Convertible Bridge Note investors. In addition, Bridge Loan investors received a warrant to purchase Common Shares in the amount of one share for each dollar of principal invested. At the same time, the associated warrant exercise period was extended from June 30, 2018 to December 31, 2019. (See Exhibit 10.3).

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

In addition, as of February 23, 2016, the Company was in default on its note payable to Genesis Financial Corporation in the principal amount of $155,000 plus accrued interest of $23,250. Genesis has agreed to extend the maturity of the note to February 23, 2017 for an extension fee of 2% of the principal which amounts to $3,100. The loan is secured by a security interest in an iMedicor investor’s assets. On June 30, 2016, the Company paid Genesis the accrued interest, extension fee, and prepayment of interest through the maturity date of the note in the total amount of $47,275.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included in the Company’s Form 10-Q for the quarterly period ended March 31, 2015, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, derivative liabilities, and valuation of deferred tax assets and liabilities, useful lives of intangible assets and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Liquidity and Capital

Cash and cash equivalents were $249,971, at March 31, 2015 compared to $190,820 at June 30, 2014. Net cash increased by $59,151 for the nine months ended March 2015. The increase in cash for the nine months ended March 31, 2015 is primarily attributed to Bridge Loan proceeds in the amount of $1,565,000.

Net cash used in operating activities for the nine months ended March 31, 2015 was $1,473,823, which is a decrease of $501,058 compared to a use of cash of $1,974,881 in the corresponding period ended March 31, 2014. Operations adjusted for non-cash items required $1,879,631 for the nine months ended March 31, 2015 compared to $1,493,713 being required in the corresponding period ended March 31, 2014. Elements of working capital provided $405,808 for the nine months ended March 31, 2015 compared to $481,168 being required in the corresponding period ended March 31, 2014.

Net cash used in investing activities was $281,769 for the nine-months ended March 31, 2015 which is an increase of $264,989 compared to the corresponding period, primarily as a result of the investment in the development of software products.

Net cash provided by financing activities was $1,814,743 for the nine months ended March 31, 2015 which is an increase of $256,659 as compared to net cash provided by financing activities of $1,558,084 for the nine months ended March 31, 2014. The increase was due primarily to the increase of Bridge Loans of $1,242,298 offset by a decrease in proceeds from issuance of Common Stock of $806,326.

The Company continues to operate at a loss and is projected to do so until at least the end of fiscal 2017. In addition, the Company will continue to rely on raising capital through equity investments and/or debt instruments and commercial lending to maintain operations. There is no assurance that the Company will be able to raise additional capital.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses to date and has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $58,125,679, $9,123,307 and $8,211,152 respectively, at March 31, 2015. The Company is delinquent on several of its debt and equity related obligations. The Company’s activities have been primarily financed through bridge loans, convertible debentures, and private placements of equity securities. The Company seeks to raise additional capital through the issuance of debt or equity securities to fund its operations. Such financing may not be available on terms satisfactory to the Company, if at all. (See Notes 5 and 10).

Currently, management intends to develop a vastly improved healthcare communications system and attract alliances with strategic partners to generate revenues which will sustain the Company. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following table sets forth statement of operations data of the Company for the periods indicated:

Results of Operations
	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenues	$160,855	$75,386	$405,782	$182,816
Cost of Sales	52,596	46,513	123,447	114,134
General and Administrative	914,012	1,047,358	3,184,194	2,928,957
Depreciation and Amortization	74,534	2,097	126,067	2,097
Loss from Operations	$(880,287)	$(1,020,582)	$(3,027,926)	$(2,862,372)

Revenues

The Company's revenues for the three months ended March 31, 2015 increased approximately 113% compared to the corresponding period ended March 31, 2014. Revenues for the nine months ended March 31, 2015 increased 122% compared to the corresponding period ended March 31, 2014. These increases were due primarily to increased Meaningful Use revenues. “Meaningful Use compliant” is a term relating to the qualification for Federal incentive funds under the Federal Meaningful Use Incentive Funds Program. The Meaningful Use program has paid both medical and dental healthcare providers up to $63,750 and iMedicor receives approximately 20% of the amount paid to a healthcare provider under this government program for the Company’s Meaningful Use consulting effort on their behalf.

Cost of Sales

Cost of sales for the three and nine months ended March 31, 2015 increased approximately 13% and 8%, compared to the corresponding periods ended March 31, 2014. These increases were primarily attributable to increased costs relating to growth in secure computer server services. The company was able to increase its gross margin in both the three month and nine-month periods by approximately 29% and 31%, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 decreased by 12.7% compared to the corresponding period ended March 31, 2014. General and administrative expenses for the nine months ended March 31, 2015 increased by 8.7% compared to the corresponding period ended March 31, 2014. The decrease for the three-month period ending March 31, 2015 was primarily due to a decrease in option expense of $79,573 while the nine-month increase was primarily due to an increase in options expense recognized for the nine-month period which was $434,496 greater than the corresponding nine-month period ending March 31, 2014. The changes in recognized option expense is a function of options granted during the period.

Loss from Operations

Loss from operations for the three months ended March 31, 2015 decreased 13.7% compared to the corresponding period ended March 31, 2014. Loss from operations for the nine months ended March 31, 2015 increased 5.8% compared to the corresponding period ended March 31, 2014. The operating loss decrease for the three months ended March 31, 2015 compared to the corresponding period ended March 31, 2014, is primarily attributed to a decrease in compensation and travel expense. The operating loss increase for the nine months ended March 31, 2015 compared to the corresponding period ended March 31, 2014 is primarily due to increased recruiting fees, salaries, and travel expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no matters to disclose

ITEM 4. CONTROLS AND PROCEDURES ITEM

Disclosure Controls and Procedures

As of March 31, 2015, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation and because of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015.

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

The Company does not have written documentation of internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of failure to have written documentation of internal controls and procedures on assessment of the Company’s disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

On November 5, 2013 the Board of Directors created an Audit Committee as a permanent committee of the Board of Directors by unanimous written consent. The Audit Committee is chaired by Mr. Jeff Stellinga. Mr. JD Smith also serves on the committee. During the period ended March 31, 2014 the Board of Directors adopted a formal charter for the Audit Committee which is to be chaired by an independent director or board member with the requisite credentials and experience to qualify as an “Audit Committee Financial Expert” as set forth in Section 407 of the Sarbanes Oxley Act of 2002.

This Committee is tasked, along with other appropriate matters, with the improvement of previously ineffective oversight of financial internal controls and the concomitant accuracy and timeliness of financial reporting.

The Company does not have sufficient segregation of duties within accounting functions, which is a basic internal control. To the extent possible, the initiation of transactions, the custody of our assets, and the recording of transactions are performed by separate individuals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Six million, five hundred thousand shares of Common Stock were sold for $31,250. The securities are exempt from registration as a private sale and, as such, have not been registered with the Securities and Exchange Commission. Proceeds from this sale were used for working capital. (See Exhibit 10.4).

ITEM 3. DEFAULTS ON SENIOR SECURITIES

There was a default on the Line of Credit which was due January 30, 2016 but which has subsequently been extended as of May 16, 2016 to September 30, 2016. There was also a default on the Genesis note but the note has been extended until February 23, 2017. Both Sonoran notes are in default as of August 31, 2015, and the Shemen note as of September 22, 2009. There was a default on the Schneller note on December 31, 2015 due to non-payment of interest. However, in August 2016, $6,375 was paid for interest on the note which brought the interest current.

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

iMedicor, Inc. (Registrant)

Date: September 29, 2016	By:	/s/ Robert McDermott
Robert McDermott
(Principal Executive Officer)

Date: September 29, 2016	By:	/s/ Donald G Sproat
Donald G Sproat
Chief Financial Officer
(Principal Accounting Officer)