Form 10-Q
period 2018-09-30
iCoreConnect Inc.
filed 2018-11-13
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

Commission file number: 000-52765

iCoreConnect Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-4182867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13506 Summerport Village Pkwy #160, Windermere, FL 34786

(Address of principal executive offices) (Zip Code)

(888) 810-7706

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2018, there were 49,315,964 shares of the registrant’s common stock issued and outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED)

	September 30,	December 31,
(In thousands except share amounts)	2018	2017
ASSETS
Cash and cash equivalents	$477	$52
Accounts receivable, net of allowance for doubtful accounts	230	122
Prepaid expenses	12	17
Total current assets	719	191

Property and equipment, net of accumulated depreciation	10	10
Software development costs, net of accumulated amortization	525	484
Acquired technology, net of accumulated amortization	560	630
Goodwill and intangible assets, net of accumulated amortization	432	451
Total long-term assets	1,527	1,575

TOTAL ASSETS	$2,246	$1,766

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$612	$985
Line of credit	498	498
Current maturities of long-term debt	1,606	1,461
Total current liabilities	2,716	2,944

Long-term debt, net of current maturities	97	-
Deferred revenue	127	86
Total long-term liabilities	224	86

TOTAL LIABILITIES	2,940	3,030

STOCKHOLDERS' DEFICIT

Preferred stock, Undesignated par value $.001; Authorized 10,000,000 shares; None issued or outstanding	-	-
Common stock par value $.001; 600,000,000 shares authorized; Issued and Outstanding: 49,315,964 as of September 30, 2018 and 34,318,198 as of December 31, 2017	48	34
Additional paid-in-capital	69,906	64,856
Accumulated deficit	(70,648)	(66,154)
TOTAL STOCKHOLDERS' DEFICIT	(694)	(1,264)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,246	$1,766

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
(In thousands except share amounts)	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue	$271	$114	$893	$468
Cost of sales	130	113	359	282
Gross profit	141	1	534	186

Expenses
General and administrative	606	457	2,817	1,634
Depreciation and amortization	100	75	300	219
Total operating expenses	706	532	3,117	1,853

Loss from operations	(565)	(531)	(2,583)	(1,667)

Other expense
Interest expense	(59)	(57)	(169)	(1,254)
Other expense	8	(0)	(1,742)	(1)
Total other expense	(51)	(57)	(1,911)	(1,255)

Net loss	$(616)	$(588)	$(4,494)	$(2,922)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.02)	$(0.11)	$(0.28)

Weighted average number of shares, basic and diluted	47,379,032	28,779,483	42,708,594	10,327,898

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2018
(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
(In thousands except share amounts)	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2018 (Revised - See Note 3)	34,318,198	$34	$64,856	(66,154)	$(1,264)
Stock issued for cash	8,231,326	8	2,341	-	2,349
Stock issued for services	6,766,440	6	2,568	-	2,574
Stock compensation expense	-	-	141	-	141
Net loss	-	-	-	(4,494)	(4,494)
Balances at September 30, 2018	49,315,964	$48	$69,906	$(70,648)	$(694)

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,	September 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,494)	(2,922)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	3	4
Amortization of software development costs	296	215
Shares issued for employee services	-	-
Change in allowance for doubtful accounts	3	(9)
Stock compensation expense	2,715	60
Decrease (increase) in:
Accounts receivable	(111)	33
Prepaid expenses	5	7
Accounts payable and accrued expenses	(38)	465
Deferred revenue	40	24
NET CASH USED IN OPERATING ACTIVITIES	(1,581)	(2,122)

INVESTING ACTIVITIES
Amounts paid for capitalized software development costs	(251)	(238)
NET CASH USED IN INVESTING ACTIVITIES	(251)	(238)

FINANCING ACTIVITES
Proceeds from long term debt	-	1,289
Payments on long term debt	(92)	(114)
Proceeds from issuance of common stock	2,349	1,010
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,257	2,185

NET INCREASE (DECREASE) IN CASH	425	(175)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	52	185
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$477	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$125	$90

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018.

(In thousands except share amounts)

1. NATURE OF OPERATIONS

iCoreConnect Inc. (“iCoreConnect” or the “Company”), a Nevada Corporation, builds cloud based healthcare software. The Company’s focus presently is on four different revenue streams: (1) iCoreConnect’s cloud based exchange, the iCoreExchange, which allows physicians, patients and other members of the healthcare community to exchange patient specific healthcare information securely via the internet, while maintaining compliance with all current Health Insurance Portability and Accountability Act (“HIPAA”) regulations, (2) customized EHR platform technology that is specifically tailored to provide specialized medical practices with a technology that conforms to workflows of that particular medical discipline such as ophthalmology, dentistry, orthopedic and other specialty practices, (3) iCoreConnect’s Meaningful Use Consulting Division assisting both medical and dental healthcare providers becoming compliant to ultimately qualify for federal incentive funds under the Federal Meaningful Use Incentive Funds Program, and (4) International Statistical Classification of Diseases and Related Health Problems (ICD) coding software, a medical classification list by the World Health Organization (WHO). iCoreConnect’s integrated software and service offering is unique in the healthcare space as it enables doctors to meet the increasing regulatory burden associated with secure HIPAA compliant medical records transport with no change in healthcare delivery workflows.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulation. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2017 and the six month period ended December 31, 2017, which are included in the Company’s Registration Statement filed on Form 10/A with the SEC on August 17, 2018. The accompanying condensed balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

The results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10/A filed with the SEC.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine month period ended September 30, 2018, the Company generated an operating loss of $2,583. In addition, the Company has an accumulated deficit and net working capital deficit of $70,648 and $1,997 at September 30, 2018, respectively. The Company’s activities were historically financed through private placements of equity and convertible debt securities. The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

Currently, management intends to develop a vastly improved healthcare communications system and intends to develop alliances with strategic partners to generate revenues that will sustain the Company. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $7 and $5 at September 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

The Company has four primary sources of revenue:

•	Electronic Health Records (EHR) licenses and rental services

•	Encrypted Secure & HIPPA Compliant email services (“Encrypted Secure email”)

•	Meaningful Use Consulting Services

•	iCoreCodeGenius ICD Coding Software

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018.

(In thousands except share amounts)

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification 606 (ASC 606), Revenue from Contracts with Customers, utilizing a full retrospective transition approach reflecting the application of the standard in each prior reporting period. A summary of the impact of the full retrospective transition implementation adjustment on EHR license revenues for the nine months ended September 30, 2017 is as follows:

(In thousands)	Legacy GAAP	ASC 606 Adjustment	Full Retrospective Revenue

EHR License revenue	59	62	122

A summary of the impact of the full retrospective transition implementation adjustment on EHR license deferred revenues and stockholders’ deficit as of December 31, 2017 is as follows:

(In thousands)	Previously Recorded	ASC 606 Adjustment	Adjusted Balances

Deferred EHR Revenues	356	(270)	86
Stockholders’ Deficit	(66,424)	270	(66,154)

Revenue from EHR software licensing arrangements include private cloud hosting services and post contract support provided to clients that have purchased a perpetual or specific term license to the EHR software solution and have contracted with the Company to host the software. These arrangements provide the client with a contractual right to take possession of the software at any time during the private cloud hosting period without significant penalty and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. The Company recognizes revenue from the sale of its EHR software license at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

The Company defers revenue from the sale of its EHR software products associated with cloud hosting and post contract support performance objectives over the term of the license agreement. Cloud hosting performance objective revenues are deferred based on forecasted cloud storage costs, encrypted secure email performance objective revenues are deferred based on the forecasted sales price of those services to other customers of the Company and customer support performance objective revenues are deferred based on forecasted customer support costs based on Company experience.

Encrypted Secure email services are provided on a fee basis as software as a service (“SaaS”) arrangements and are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to the customer. The initial customer service period is annual, with automatic monthly extensions over which the customer has the right to use the Company’s SaaS Encrypted Secure email solution.

Meaningful Use consulting service revenue is recognized in the period that the services are completed and the submission of the customer’s underlying application for Federal Meaningful Use Incentive Funds is received from the relevant taxing authority.

iCoreCodeGenius coding services are provided on a fee basis as software as a service (“SaaS”) arrangements and are recognized as revenue ratably over the contract terms beginning on the date the Company’s solutions are made available to the customer. The length of a customer service period varies from multi-year annually renewed to monthly over which such customer has the right to use the Company’s iCoreCodeGenius coding software solution.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding common stock equivalents, including stock options, shares issuable on exercise of warrants, convertible preferred stock and convertible notes in the weighted average number of shares of common stock outstanding for a period, if dilutive. Common stock equivalents that are anti-dilutive were excluded from the computation of diluted earnings per share which consisted of all outstanding common stock options and warrants and shares from conversion of debt.

4. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 600,000,000 shares of common stock and as of September 30, 2018 had 49,315,964 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. None were outstanding at either September 30, 2018 or December 31, 2017.

Stock Issuances

During the nine month period ended September 30, 2018, the Company issued 8,231,326 shares of common stock for cash proceeds of $2,349.

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018.

(In thousands except share amounts)

Stock Options

On July 1, 2018, our Board of Directors extended Mr. McDermott an employment agreement that included an option to purchase 700,000 shares of Common stock, at an exercise price equal to the ten (10) day average closing price of the Company’s common shares prior to the effective date. The options vest as follows: 233,333 shares on July 1, 2018 and 2019, and the remaining 233,234 shares on July 1, 2020.

During the nine month period ended September 30, 2018, 133,822 options to purchase shares of common stock granted to employees expired and no options were forfeited or exercised.

A summary of option activity for the nine month period ended September 30, 2018, is presented below:

Options Outstanding			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term in Years	Value

Outstanding - January 1, 2018	198,402	$10.40	0.7	$-

Granted	700,000	$0.25	9.8	$-
Exercised	-	-	-	-
Forfeited/expired	(133,822)	$9.62		$-
Outstanding - September 30, 2018	764,580	$0.42	9.0	$-

Exercisable - September 30, 2018	297,913	$0.57	7.8	$-

Nonvested Options			Weighted
			Average
		Weighted	Remaining
	Number	Average grant date	Years
	of Options	Fair Value	to vest

Nonvested - January 1, 2018	18,719	$10.40	0.7

Granted	700,000
Vested	252,052
Forfeited/expired	-
Nonvested - September 30, 2018	466,667	$0.13	1.8

Future compensation related to nonvested awards expected to vest of $82 is estimated to be recognized over the weighted average vesting period of approximately 1.8 years.

Restricted Stock for Services

On November 3, 2017, our Board of Directors authorized the issuance of 2,500,000 restricted shares of common stock to directors of the Company and certain employees according to the terms of the 2016 Employee Long Term Incentive Compensation Plan. Compensation expense related to this grant for the nine month period ended September 30, 2018 was $72 based on the estimated fair value of our common stock of $0.25 per share. Of the 2,500,000 restricted shares of common stock authorized on November 3, 2017, there were 1,731,667 shares vested and 762,333 shares unvested, as of September 30, 2018. Compensation expense of approximately $120 will be recognized in future periods, related to this grant of restricted shares of common stock.

On May 22, 2018, our Board of Directors authorized the issuance of 5,462,161 shares of restricted common stock to certain officers and directors of the Company in exchange for past and future services. Of the 5,462,161 restricted shares of common stock authorized on May 22, 2018, there were 3,366,440 shares vested and 2,095,721 shares unvested, as of September 30, 2018. Compensation expense related to this grant for the nine month period ended September 30, 2018 was $907 based on the estimated grant date fair value of our common stock of $0.25 per share. Compensation expense of approximately $458 will be recognized in future periods, related to this grant of restricted shares of common stock.

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018.

(In thousands except share amounts)

Warrants

During the nine month period ended September 30, 2018, common stock warrants were issued in conjunction with the issuance of shares of common stock. During the three month period ended September 30, 2018, the Company issued 2,435,000 warrants related to subscriptions of common stock with an exercise price of $1.35 per share that will expire on December 31, 2020. During the nine month period ended September 30, 2018, the Company issued 1,267,000 warrants related to subscriptions of common stock with an exercise price of $1.35 per share that will expire on December 31, 2019 and 2,435,000 warrants with an exercise price of $1.35 per share that will expire on December 31, 2020. During the nine month period ended September 30, 2018, no warrants were exercised or forfeited and 56,157 warrants expired.

The warrants issued by the Company contain a provision that allows the Company to redeem any or all outstanding and unexercised Warrants at a redemption price of $0.001 per Warrant upon fourteen (14) days’ written notice in the event (i) a Registration Statement registering for sale under the Securities Act of 1933, as amended (the “Act”), the shares of the Company’s Common Stock issuable upon exercise of this Warrant, has been filed with the Securities and Exchange Commission and is in effect on the date of written notice and the redemption date contained therein, (ii) there exists on the date of written notice a public trading market for the Company’s Common Stock and such shares are listed for quotation on the NASDAQ Stock Market or OTC Electronic Bulletin Board, (iii) the public trading price of the Company’s Common Stock has equaled or exceeded 150% of the Exercise Price, as then in effect, for twenty (20) of the preceding thirty (30) Trading Days immediately preceding the date of such notice and (iv) the average daily trading volume during such period has been at least 50,000 shares. The holders of the Warrants called for redemption shall have the right to exercise the Warrants until the close of business on the date next preceding the date fixed for redemption.

5. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with significant features and enhancements during the nine month period ended September 30, 2018 and has continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	September 30,	December 31,
	2018	2017

Development costs	$1,424	$1,176
Less Accumulated amortization	(899)	(692)
	$525	$484

6. LINE OF CREDIT

Effective October 29, 2013, the Company entered into a revolving line of credit agreement in the amount of $250, which was increased to $500 on March 12, 2014. The line of credit is collateralized by all of the assets of the Company. The line carries interest at the Wall Street Journal Prime rate + 1.0% with a floor rate of 6.5% (6.5% at September 30, 2018). The outstanding balance on the line of credit was $498 and there was no accrued interest outstanding on the line of credit as of September 30, 2018 and December 31, 2017. Interest is payable monthly and all outstanding principal and unpaid interest is due on July 15, 2019.

7. LONG TERM DEBT

Outstanding Debt and Other Financing Arrangements

On April 1, 2018, we entered into a settlement agreement with a related party, for legal services rendered for the acquisition of Electro-Fish, LLC and a retainer for legal services for future acquisitions. The terms of the settlement agreement included a note payable in the amount of $113 with an interest rate of 8% and repayable in monthly installments, which commenced on May 15, 2018 and end on April 15, 2021. The outstanding balance of the note payable is $97 as of September 30, 2018.

On June 30, 2018, we entered into a promissory note with Robert McDermott, the Company’s President and Chief Executive Officer, for unpaid accrued bonuses as of June 30, 2018. The terms of the promissory note in the amount of $225, with an interest rate of 8% and repayable in monthly installments, which commenced on June 30, 2018 with a balloon payment on the maturity date of July 1, 2019. The outstanding balance of the promissory note is $219 as of September 30, 2018.

On November 2, 2018, the Company paid the Stockholder convertible notes and accrued interest that were in default as of September 30, 2018. (See Note 10)

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018.

(In thousands except share amounts)

Our notes payable (including accrued interest) at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30	December 31
	2018	2017

Note payable bearing interest at 8.5 - 12.0% per annum, in default	$103	$106
Note bearing interest at 8% per annum, in default	488	471
Non-interest bearing note, in default	10	10
Related Party Promissory notes, bearing interest at 8%, due April 15, 2021	97	-
Related Party Convertible Promissory notes, bearing interest at 8 - 18%, due July 1, 2019	736	657
Stockholder Convertible notes bearing interest at 18%, in default	269	217
	1,703	1,461

Less current maturities	(1,606)	(1,461)

Total Long-term debt	$97	$-

8. CONCENTRATION OF CREDIT RISK

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms range from immediate payment for access to the Company’s software products to several months for Meaningful Use consulting services. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering such factors as economic conditions and each customer’s payment history and creditworthiness. If the financial conditions of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods.

Revenue concentrations for the nine months ended September 30, 2018 and 2017 and the accounts receivable concentrations at September 30, 2018 and December 31, 2017, expressed as a percentage of the Company’s revenue and accounts receivable, respectively, are as follows:

	Net Sales for the nine months ended		Accounts receivable at
	September 30,		September 30,	December 31,
	2018	2017	2018	2017

Customer A	30%	0%	14%	40%
Customer B	11%	0%	0%	0%
Customer C	10%	0%	42%	0%

9. BUSINESS COMBINATIONS

On January 19, 2018, iCoreConnect Inc. acquired all of the outstanding common stock of Electro Fish Media Inc., a Texas corporation, in exchange for 3,400,000 shares of our Common Stock (at an agreed upon price of $0.50 per share).

Pursuant to the guidance in FASB Accounting Standards Codification (“ASC”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the Company performed a review of the essential elements of inputs, activities and outputs of the acquisition. The Company determined that the purchase of the Electro-Fish Media stock did not qualify as a business combination. The Company has recorded the $1.7 million purchase price as an other non-operating expense in the accompanying Statement of Operations for the nine months ended September 30, 2018.

10. SUBSEQUENT EVENTS

Since September 30, 2018, the Company has issued 1,100,000 shares of common stock and warrants to purchase 275,000 shares of common stock (expiring June 30, 2020) with an exercise price of $1.35 per share, for cash proceeds totaling $275.

On November 2, 2018, the Company paid a Convertible note held by a shareholder of the Company, with a principal amount of $220 and accrued interest of $53. The convertible note had a due date of September 15, 2018, and was in default as of September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company’s Form 10A-12(g) filed with the Securities and Exchange Commission (“SEC”) on August 17, 2018. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

About the Company

The Company has continued the development and enhancement of our cloud based software solutions for medical and dental practices, the development of the Company’s internal processes and staff, and the laying a foundation for future market penetration and growth. The Company’s current focus is on four different revenue streams provided by: (1) iCoreConnect’s cloud based messaging exchange, the iCoreExchange (the “Exchange”), which allows physicians, patients and other members of the healthcare community to exchange patient specific healthcare information securely via the internet, while maintaining compliance with all current Health Insurance Portability and Accountability Act (“HIPAA”) regulations, (2) customized electronic health record platform technology that is specifically tailored to provide specialized medical and dental practices with a technology that conforms to workflows of a particular medical discipline, (3) the Company’s Meaningful Use Consulting Division, that assists both medical and dental healthcare providers becoming “Meaningful Use” compliant to ultimately qualify for federal incentive funds under the Federal Meaningful Use Incentive Funds Program, and (4) International Statistical Classification of Diseases and Related Health Problems (ICD) coding software, a medical classification list by the World Health Organization (WHO). iCoreConnect’s integrated software and service offering enables doctors to comply with the regulatory burden associated with secure HIPAA compliant medical records transport with no change in healthcare delivery workflows.

Software Products and Services

Due to current HIPAA regulations, physicians and healthcare providers have been prohibited from electronically exchanging unencrypted personal health information. There has been no cost effective platform for transferring this information in a HIPAA compliant environment. We set out to solve this problem. We provide customizable secure cloud based software. iCoreConnect currently markets four different software products: iCoreExchange, iCoreSecure, iCoreMD, and iCoreDental. In addition, the Company has a Meaningful Use division.

Meaningful Use – The American Recovery Act of 2009 allocated $45 Billion for Medicare and Medicaid Incentives. There is approximately 50% of the allocation remaining through 2018. This represents a significant opportunity to capture a large piece of market share. It is estimated that less than 50% of Physicians, who have the ability to do, so and less than 8% of Dentists have qualified for a Meaningful Use incentive. The Federal Government has extended the deadline for two additional years as they are unhappy with the deployment rate. This gives iCoreConnect an opportunity to capitalize on the large sum of Meaningful Use funds available. Further, we have developed a program for dentists which is largely being ignored by most other vendors.

With the feedback from all the Meaningful Use consulting we have done, we have determined that there is a significant opportunity to sell electronic health records (EHR) software to physicians and dentists. Practices that utilize an approved EHR software that is ONC certified, allow a physician or dentist to qualify for Meaningful Use incentive dollars up to a maximum of $63,750 per physician or dentist.

Our first product launch, our iCoreExchange, occurred in our fiscal quarter ended March 31, 2014 and our iCoreDental and iCoreMD products were launched in our fiscal quarter ended September 30, 2014.

iCoreExchange – The Health Insurance Portability and Accountability Act of 1996 (HIPAA) precludes the electronic transfer of personal health information by unsecured means. Given that standard email has been deemed insecure, a bottleneck exists in the flow of patient information. Factor in the HIPAA fines that range from $50,000 up to $1,500,000 per violation virtually mandates the need for our iCoreExchange.

iCoreConnect’s iCoreExchange offers Hospitals, IPAs, State HIEs, and doctor and dental practices the expanded functionality needed to demonstrate Meaningful Use as defined by the Federal Department of Health and Human Services. Our iCoreExchange provides a secure, HIPAA compliant email solution using the NHIN Direct protocol required by Meaningful Use Stage 2, that allows doctors to send and receive secure email, with attachments, to and from other healthcare professionals in the network. Our iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g. patients and referrals. The iCoreExchange gives its users the ability to build a community, access other communities and increase referrals and collaboration. Our exchange allows the end user to email in a HIPAA compliant manner while also sending a CCDA or CCR file with discrete data which then can be opened up on any EHR system.

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

iCoreMD and iCoreDental are ONC, cloud based, certified ambulatory EHRs that allow full practice management for the provider. The software tracks patient demographics, scheduling, billing, electronic medical records, electronic claims, e-prescriptions and has multiple reporting capabilities.

We achieved ONC certification for both iCoreMD and iCoreDental in November of 2015. ONC certification allows our software to meet the current Meaningful Use guidelines which allows doctors and dentists to receive up to $63,750 from the Federal government. ONC certification also confirms that our software meets all currently required clinical measures as well as security measures and interoperability that are required by the government. The certificate number for our iCoreDental and iCoreMD software is 150120r0.

In November 2017, we purchased ICD Coding Software that provides the coding standards for the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list provided by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases.

Recent newscasts have reported many breaches of consumers personal information. We used our expertise and development capabilities utilized in our development of our HIPAA compliant iCoreExchange and developed a fifth product iCoreSecure. iCoreSecure is an encrypted email solution for anyone that needs encrypted email to protect personal and financial data. iCoreSecure could be adapted for use in the insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

We will continue to develop and create cloud based products the marketplace is requesting as we deem them financially viable.

Operations

Financing

The Company requires additional investment raised from the issuance of additional common stock or debt financing to continue operations for more than one month. Our cash needs are primarily attributable to funding and expanding our development capabilities, sales and marketing efforts, strengthening technical and helpdesk support, satisfying existing obligations and building administrative infrastructure, which includes the costs and professional fees associated with being a public company.

As of September 30, 2018, we required an investment of approximately $125,000 per month to fund our operations. This amount may increase as we expand our sales and marketing efforts and continue to develop new products and services; however, if we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company has incurred operating losses to date and has an accumulated deficit and net working capital deficit at September 30, 2018. The Company’s activities have been primarily financed through bridge loans, convertible debentures, and private placements of equity securities. The Company seeks to raise additional capital through the issuance of equity securities to fund its operations. Such financing may not be available on terms satisfactory to the Company, if at all.

Management has been able to develop an improved healthcare communications system and has been able to attract alliances with strategic partners to generate increased revenues which will sustain the Company. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

We have 4 primary sources of revenue:

•	Electronic Health Records (EHR) licenses
•	Encrypted & HIPAA Compliant Secure email
•	Meaningful Use Consulting
•	iCoreCodeGenius

Revenue from EHR software licensing arrangements include private cloud hosting services and post contract support provided to clients that have purchased a perpetual or specific term license to the EHR software solution and have contracted with the Company to host the software. These arrangements provide the client with a contractual right to take possession of the software at any time during the private cloud hosting period without significant penalty and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. The Company has adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification 606 (ASC 606), Revenue from Contracts with Customers, utilizing a full retrospective transition approach reflecting the application of the standard in each prior reporting period. The Company now recognizes revenue from a sale of its EHR software license at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives.

Encrypted Secure email services are provided on a fee basis as software as a service (“SaaS”) arrangement and are recognized as revenue ratably over the term of the contracts beginning on the dates our solutions are made available to the client. The length of a client service period is monthly over the period which a client has the right to use our SaaS Encrypted Secure email solution.

Meaningful Use Consulting service revenues are recognized for consulting services provided to physician and dental practices at the time of the successful submission of the Meaningful Use application to the appropriate governmental agency. Revenue is recognized at the contracted percentage of the Meaningful Use incentive program on each annual government award received by the client and is required to be paid when payment is received by the physician or dental practice.

iCoreCodeGenius software provides the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases. iCoreCodeGenius coding services are provided on a fee basis as software as a service (“SaaS”) arrangement and are recognized as revenue ratably over the term of the contract beginning on the dates our solutions are made available to the client. The length of a client service period varies from multi-year annually renewed to monthly over which the client has the right to use our iCoreCodeGenius coding software solution.

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months Ended		Percentage Increase /	Nine Months Ended		Percentage Increase /
(In thousands)	September 30,	September 30,	(Decrease)	September 30,	September 30,	(Decrease)

Revenue	$271	$114	138%	$893	$468	91%
Cost of sales	130	113	15%	359	282	28%
General & Administrative Expense	606	457	33%	2,817	1,634	72%
Depreciation & Amortization	100	75	33%	300	219	37%
Loss from operations	(565)	(531)	6%	(2,583)	(1,667)	55%

Interest expense	(59)	(57)	4%	(169)	(1,254)	-87%
Other Expense	8	-	NM	(1,742)	(1)	NM
Net loss	$(616)	$(588)	5%	$(4,494)	$(2,922)	54%

	September 30,	December 31,	Percentage Increase /
Balance Sheet Data	2018	2017	(Decrease)
Current assets	$719	$191	277%
Current Liabilities	2,716	2,934	-7%
Working Capital (Deficit)	(1,997)	(2,743)	-27%

Deferred revenue	126	86	47%

Common Shares Outstanding and fully diluted	49,315,964	34,318,198

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Three Month Period Ended September 30, 2018 (“3Q 2018”) Compared to Three Month Period Ended September 30, 2017 (“3Q 2017”)

Revenues. Net revenues of $271 for the 3Q 2018 period increased $157 or 138% compared to $114 for the 3Q 2017 period. The increase was primarily due to a 106% increase in EHR software revenues and a 6% increase in iCoreExchange revenues, somewhat offset by a decrease in Meaningful Use revenues, compared to 3Q 2017 period.

Cost of sales. Cost of sales of $130 for the 3Q 2018 period increased 15% compared to the 3Q 2017 period cost of sales of $113. The primary reason for the increase was due to an increase in software implementation wages and related expenses compared to the 3Q 2017 period.

General and administrative expenses. General and administrative expenses of $606 for the 3Q 2018 period increased $149 or 33% compared to $457 for the 3Q 2017 period. The increase was primarily due to a 47% increase in employee salaries and stock compensation expense and a 326% increase in Professional and Legal fees somewhat offset by a 73% decrease in advertising expenses compared to the 3Q 2017 period.

Depreciation and amortization expenses. Depreciation and amortization expenses of $100 for the 3Q 2018 period were $25 higher than the $75 for the 3Q 2017 period. The increase is primarily due to amortization of acquired technology assets.

Interest Expense. Interest expense in the 3Q 2018 period of $59 was an increase of $2 or 4% compared to $57 in the 3Q 2017 period. The increase is due to the increase of debt to $1,704 as of September 30, 2018 compared to $1,464 as of September 30, 2017.

Nine Month Period Ended September 30, 2018 Compared to Nine Month Period Ended September 30, 2017

Revenues. Net revenues of $893 for the nine month period ended September 30, 2018 increased $425 or 91% compared to $468 for the nine month period ended September 30, 2017. The increase was primarily due to a 245% increase in EHR software revenues and a 7% increase in iCoreExchange revenues, somewhat offset by a 90% decrease in Meaningful Use revenues compared to the nine month period ended September 30, 2017.

Cost of sales. Cost of sales of $359 for the nine month period ended September 30, 2018 increased 27% compared to the nine month period ended September 30, 2017 cost of sales of $282. The primary reason for the increase was due to a 29% increase in software implementation wages and related expenses and a 18% increase in partner royalty expenses compared to the nine month period ended September 30, 2017.

General and administrative expenses. General and administrative expenses of $2,817 for the nine month period ended September 30, 2018 increased $1,183 or 72% compared to $1,634 for the nine month period ended September 30, 2017. The increase was primarily due to a 120% increase in employee salaries and stock compensation expense and a 106% increase in Professional and Legal fees somewhat offset by a 75% decrease in advertising expenses compared to the nine month period ended September 30, 2017.

Depreciation and amortization expenses. Depreciation and amortization expenses of $300 for the nine month period ended September 30, 2018 were $81 higher than the $219 for the nine month period ended September 30, 2017. The increase is primarily due to amortization of acquired technology assets.

Interest Expense. Interest expense in the nine month period ended September 30, 2018 of $169 was a decrease of $1,085 or 87% compared to $1,254 in the nine month period ended September 30, 2017. The decrease is due to the decrease of debt as of September 30, 2018 compared to the Recapitalization that was completed on June 30, 2017.

Other Expense. Other expense of $1,742 in the nine month period ended September 30, 2018 is due to the acquisition of the Electro-Fish Stock. See Note 9 of the accompanying financial statements.

LIQUIDITY AND CAPITAL

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts. The change in our cash and cash equivalents balance is reflective of the fact that we generated positive cash flow from financing activities during the nine month period ending September 30, 2018 and 2017. Cash from financing activities was used to fund operating activities, including investing in software product development and general and administrative expenses.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the nine month periods ending September 30, 2018 and September 30, 2017 related to our operations:

	Nine Months Ended
	September 30,	September 30,
(In thousands)	2018	2017

Net cash used in operating activities	$(1,581)	$(2,122)

Net cash used in investing activities	(251)	(238)

Net cash provided by financing activities	2,257	2,185

Net Increase / (Decrease) in cash	425	(175)

Cash and cash equivalents at beginning of the period	52	185

Cash and cash equivalents at the end of the period	$477	$10

Operating Activities: Net cash used by operating activities for the nine month period ending September 30, 2018 of $1,581 was $541 less than the $2,122 for the nine month period ended September 30, 2017. The decrease in cash utilized by operating activities compared to the nine month period September 30, 2017 was attributable to a $1,175 decrease in net loss and non cash adjustments to net loss, offset by a $634 increase in the cash impact of changes in operating assets and liabilities.

Investing Activities: Net cash used by investing activities for the nine month period ending September 30, 2018 of $251 was primarily due to software development costs compared to $238 for the September 30, 2017 period. Future spending on investing activities is expected to be funded by additional issuance of common stock.

Financing Activities: Net cash provided by financing activities was $2,257 for the nine month period ending September 30, 2018, due to the issuance of additional common stock compared to financing activities of $2,185 for the nine months ended September 30, 2017, primarily the result of bridge loan financing that was converted to common stock in connection with the Recapitalization on June 30, 2017. Future cash provided by financing activities to meet capital spending requirements is expected to be funded by additional common stock.

Credit Facilities

Effective October 29, 2013, the Company entered into a revolving line of credit agreement in the amount of $250, which was increased to $500 on March 12, 2014 and $750 on September 9, 2014. The line of credit was reduced to $500 in May 2016 leaving $2 of availability as of September 30, 2018. The line of credit is collateralized by all assets of the Company and a guarantee by a stockholder of the Company. The line carries interest at the Wall Street Journal Prime rate + 1.0% with a floor rate of 6.5% (6.5% at September 30, 2018). Interest is payable monthly with all outstanding principal and interest due on July 15, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. We may not be able on a timely basis to fully address the material weaknesses in our internal controls or provide assurance that remediation efforts will prevent future material weaknesses. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our management determined that we have material weaknesses in the Company’s internal control over financial reporting related to (i) the oversight and monitoring of operating unit compliance with accounting and reporting policies and procedures, (ii) controls to ensure accurate and complete financial statement disclosures and (iii) lack of GAAP expertise.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are conducting a thorough review of our internal controls procedures in order to develop a remediation plan to address our internal control weaknesses. However, future additional material weaknesses in the Company’s internal control over financial reporting may also be identified in the future. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. The possibility of such future additional misstatements could cause us to delay filing our financial statements on a timely basis and result in noncompliance with covenants in our credit facilities, which could limit or suspend our access to working capital, which in turn could cause us to curtail or cease doing business altogether. Any such future misstatements in our publicly filed financial statements may impose upon us a requirement to restate such financial results. In addition, if we are unable to remediate successfully the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stockholders could lose confidence in our ability to effectively protect their investments in us.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when our changes in our internal controls will be fully implemented, the aggregate cost of implementation or whether our remediation plan will be adequate and effective. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate or ineffective, there also will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also adversely affect our ability to attract new investments, as well as severely adversely affect our ability to retain existing financing or obtain, if at all, future financing on reasonable or acceptable terms.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time, may be party to various litigation, claims and disputes, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we believe the outcome of these matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2018, in reliance upon Section 4a(2) of the Securities Act of 1933, as amended, iCoreConnect Inc. issued 3,400,000 shares, subject to adjustment, of its Common Stock to the shareholders of Electro-Fish LLC pursuant to an Stock Purchase Agreement, described in Footnote 9.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCoreConnect Inc. (Registrant)

Date: November 13, 2018	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Scott Malmanger
Scott Malmanger
Chief Financial Officer
(Principal Accounting Officer)

