Form 10-K
period 2018-12-31
iCoreConnect Inc.
filed 2019-04-01
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 000-52765

iCoreConnect Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-4182867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13506 Summerport Village Parkway, #160, Windermere, FL 34786

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $6,127,000 assuming that all stockholders, other than executive officers, directors and 10% stockholders of the registrant, are non-affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 22, 2019: 52,931,933.

DOCUMENTS INCORPORATED BY REFERENCE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report and the documents we have filed with the Securities and Exchange Commission (which we refer to herein as the SEC) that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled Item 1A, “Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. We undertake no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in Item 1A of this document as well as in other documents we file from time to time with the SEC for an understanding of the negative variables that can affect our business and results of operations.

PART I

Item 1. Business.

Overview

Company History

iCoreConnect, Inc., (the "Company") a Nevada Corporation, was incorporated on July 17, 2001, and builds secure cloud-based communications systems, focused on healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education fields. iCoreConnect’s iCoreExchange (Health Information Exchange), allows providers and health care professionals to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations and the current Direct protocol. Our solutions allow providers and health care professionals to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost effectively exchange and share patient medical information.

iCoreConnect Inc., creates communication and practice management software that allows you to share information at the highest level of security and is a national provider of secure communications for high compliance industries. Our software allows organizations and individuals to easily exchange information utilizing 2048-bit encryption in full compliance of current federal laws. The Company currently designs, engineers and sells cloud-based software for the healthcare industry, with potential application in other industries with a need for secure information communication compliance.

Due to current HIPAA regulations, providers and health care professionals have been prohibited from electronically exchanging unencrypted personal health information. Until recently, there was no cost-effective platform for transferring this information in a HIPAA compliant environment. We set out to solve this problem.

The Company markets several products under the iCoreConnect umbrella which solve several industry problems.

We provide customizable secure cloud-based software. iCoreConnect currently markets six different software products: iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental and iCoreExam. In addition, the Company has a Meaningful Use consulting division.

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

iCoreExchange offers hospitals, State Health Information Exchanges (HIE), physician practices and dental practices and other healthcare professionals the extensive functionality needed to transfer patient health information to anyone, anywhere and at any time. Our iCoreExchange provides a secure, HIPAA compliant email solution using the Direct Protocol that allows doctors to send and receive secure email, with attachments, to and from other healthcare professionals in the network. Our iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e. g. patients and referrals. The iCoreExchange gives its users the ability to build a community, access other communities and increase referrals and collaboration. Our iCoreExchange allows the end user to email in a HIPAA compliant manner while also sending a Consolidated Clinical Document Architecture (CCDA) or Continuity of Care Record (CCR) file with discrete data which then can be accessed on any Electronic Health Record (EHR) system.

iCoreCodeGenius - In November 2017, we purchased ICD Coding Software that provides the coding standards for the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases.

We enhanced the ICD Coding Software and rebranded and launched it as iCoreCodeGenius. We can document any medical condition in 60 seconds or less. It includes a full ICD10 lookup and guidance, automatic prompting of comorbidities and HCC’s, appropriate reimbursement with a high degree of accuracy, and the ability to reduce or eliminate queries and denials.

iCoreSecure - Recent newscasts have been replete with reporting regarding many breaches of consumer personal information. We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed an encrypted email solution for anyone that needs encrypted email to protect personal and financial data called iCoreSecure. iCoreSecure could be used in the insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

Electronic Health Record (EHR) Software Platforms - We have developed and launched two fully developed EHR software platforms for the medical and dental communities called iCoreMD and iCoreDental. Both platforms were launched in response to input from doctors and dentists telling us they wanted a cloud-based software that had more flexibility than the current medical and dental platforms in the marketplace.

iCoreMD and iCoreDental are complete Office of the National Coordinator for Health Information Technology (ONC), cloud-based, certified ambulatory EHRs that allow full practice management for the provider. The software tracks patient demographics, scheduling, billing, electronic medical records, electronic claims, e-prescriptions, labs, merchant services and has multiple reporting capabilities as well as data analytics to run the practices.

We achieved ONC certification for both iCoreMD and iCoreDental in November, 2015. ONC certification allows our software to meet the current Meaningful Use guidelines which allows doctors and dentists to receive up to $63,750 from the Federal government EHR incentive program. ONC certification also confirms that our software meets all currently required clinical measures as well as security measures and interoperability that are required by the government. The certificate number for our iCoreDental and iCoreMD software is 150120r0.

iCoreExam our third EHR was created using the same technology stack that produced iCoreMD and iCoreDental. iCoreExam can provide healthcare records and other information anywhere that you have a tablet or laptop. It includes medical, dental and vision. You can setup treatment anywhere you have internet access and send complete, rich data medical records anywhere in the world with full HIPAA compliance. It has customizable forms for intake and demographics. You can examine and treat with full documentation and coding as well as perform real-time digital charting and treatment planning.

All development has been completed by our own in-house development team and dedicated contractors which gives us the ability to make changes very rapidly in order to facilitate customers’ requests and quickly adapt to market demands for present and future products. We intend to continue to build vertical, specialized EHR’s to meet the demand of the marketplace requesting alternatives to one size fits all products currently in the marketplace. We will continue to develop and create cloud-based products the marketplace is requesting as we deem them financially viable.

Meaningful Use Consulting

iCoreConnect has developed a Meaningful Use Consulting Division assisting both medical and dental healthcare providers becoming “Meaningful Use” compliant to qualify for federal incentive funds under the Federal Meaningful Use Incentive Funds Program. The Meaningful Use program pays providers up to $63,750 and iCoreConnect receives approximately 20% of what the doctor is paid that year. The contract is generally for 6 years which correlates to the Meaningful Use time line.

Competition

The Company experiences competition from a variety of sources with respect to virtually all of its products and services. The Company knows of no single entity that competes with it across the full range of its products and systems; however, each of the lines of business in which the Company is engaged is highly competitive. Competition in the markets served is based on a number of considerations, which may include price, technology, applications, experience, know-how, reputation, service and distribution. While we believe we offer a unique combination of products and services, such as the iCoreExchange and our customizable Practice Management software, a number of competitors offer one or more similar products and services in one or more of our niche markets.

Health Information Exchanges (HIEs) are products that facilitate the dissemination of healthcare information electronically across organizations within a region or community. A HIE provides the capability to electronically move clinical information among disparate health care information systems while maintaining the data integrity of the information being exchanged. The goal of a HIE is to facilitate access to and retrieval of clinical data to provide safer, more timely, efficient, effective, equitable, patient centered care. An HIE is also useful to state public health authorities to assist in the analysis of the population.

We compete with most HIE companies in that their applications typically encapsulate certain of the functionality that iCoreConnect offers in addition to their core function of more primary data exchange. These products and services are secure messaging, electronic referrals and CCR/CCD exchange. The additional functions we offer are the ability to integrate fully with EMRs and to centralize data pulled from multiple, disparate information systems. Most HIE systems or projects are still focused on interoperability and exchange of patient specific information within their organizations. iCoreConnect offers HIEs the opportunity to provide a comprehensive interoperability that can extend beyond their membership thereby making the transition from paper to electronic health records more relevant to their membership. Although the HIEs could be considered competitors, we believe that we can work together with the HIEs to enhance their offerings to members and non-members by making their service valuable-added and function as originally intended.

Competitive Strengths

The key advantages of our products and services include:

Secure, private, scalable and reliable.

Our services have been designed to provide our customers with privacy and high levels of performance, reliability and security. We have built, and continue to invest in, a comprehensive security infrastructure, including firewalls, intrusion detection systems, and encryption for transmission over the Internet, which we monitor and test on a regular basis. We have built and maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably and cost effectively. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously.

Rapid deployment and lower total cost of ownership.

Our services can be deployed rapidly since our customers do not have to spend time procuring, installing or maintaining the servers, storage, networking equipment, security products or other hardware and software. We enable customers to achieve up-front savings relative to the traditional enterprise software model. Customers benefit from the predictability of their future costs since they generally pay for the service on a per subscriber basis for the term of the subscription contract.

High levels of user adoption.

We have designed our products and services to be intuitive and easy to use. Our products and services contain many tools and features recognizable to users of popular consumer web services, so users have a more familiar user experience than typical EHR applications. As a result, our users can often use and gain benefit from our solutions with minimal training. We have also designed our products and services to be used on popular mobile devices, making it possible for people to conduct business from their phones.

Competitive Strategy

Key elements of our strategy include:

Extending existing service offerings.

We offer multiple patient claims billings, processing and coding functions to meet the needs of customers with differing health care disciplines and we have designed our solutions to easily accommodate new features and functionality. We intend to continue to expand all of our products and services with new features, functions and increased security through our own development, acquisitions and partnerships.

Expanding existing customer relationships.

We see significant opportunity to deepen our relationships with our existing customers. As our customers realize the benefits of our products and services, we aim to upgrade the customer to provide more value-added products and services.

Expanding into new horizontal markets.

As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, claims coding and processing. We drive innovation both organically and through acquisitions.

Targeting vertical markets.

In order to meet the needs of our customers in certain industries, we also provide solutions specifically built for certain vertical industries, such as financial services and government.

Extending go to market capabilities.

We believe that our offerings provide significant value for businesses of any size. We will continue to pursue businesses of all sizes in the health care, financial and government agency businesses, primarily through our direct sales force and partnerships. We have steadily increased and plan to continue to increase the number of direct sales professionals we employ, and we intend to develop additional distribution channels for our products and services.

In addition to the key elements of our business strategy described above, from time to time, we evaluate opportunities to acquire or invest in complementary businesses, services and technologies, and intellectual property rights.

EMPLOYEES

As of December 31, 2018, December 31, 2017 and June 30, 2017, the Company had 17, 19, 17 and full-time employees, respectively.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act), are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at http://www.icoreconnect.com/sec-filings when such reports are available on the SEC website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as all other information contained in this Report, including our consolidated financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related To Our Business

Our business is difficult to evaluate because we have a limited operating history.

Because we have a limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses. Revenues for the twelve months ended December 31, 2018, the six months ended December 31, 2017 and the fiscal year ended June 30, 2017 were $1,089,000, $250,000, and $653,000 respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

•	our ability to achieve significant sales for our products and services;

•	the cost of technology, software and other costs associated with the production and distribution of our products and services;

•	the size and rate of growth of the market for Internet products and online content and services;

•	the potential introduction by others of products that are competitive with our products;

•	the unpredictable nature of online businesses and e-commerce in general; and

•	the general economic conditions in the United States and worldwide.

Investors should evaluate us considering the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we could face potential liability related to the privacy of health information we obtain.

Most health care providers, from which we may obtain patient information, are subject to privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Although we are not directly regulated by HIPAA, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA’s disclosure standards. Further, we may face civil liability if our HIPAA compliant system fails to satisfy its disclosure standards. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

We believe that we meet the HIPAA requirements currently in effect that are applicable to our internal operations and our clients. However, if we are unable to deliver application solutions that achieve or maintain compliance with the applicable HIPAA rules in effect, or as they may be modified or implemented in the future, then customers may move their business to application solution providers whose systems are, or will be, HIPAA compliant. As a result, our business could suffer.

If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to a customer’s data, our data or our IT systems, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.

Our services involve the storage and transmission of our customers’ patient’s health and other sensitive data, including personally identifiable information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our systems and supporting services. Any security breach could result in a loss of confidence in the security of our software, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

Our ability to deliver our software is dependent on the development and maintenance of the infrastructure of the Internet by third parties.

The Internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (ICANN) and the Internet Assigned Numbers Authority (IANA), now under the stewardship of ICANN.

Even though the Internet has never experienced an outage, some providers to portions of its infrastructure have experienced outages and other delays as a result of damages, denial of service attacks or related cyber incidents, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage or result in fragmentation of the Internet, resulting in multiple separate Internets. These scenarios are not under our control and could reduce the availability of the Internet to us or our customers for delivery of our Internet-based services. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business.

Our business may not succeed if we are unable to keep pace with rapid technological changes.

Our services and products are impacted by rapidly changing technology, evolving industry standards, emerging competition and frequent new use, software and other product introductions. There can be no assurance that we can successfully identify new business opportunities or develop and bring new services or products to market in a timely and cost effective manner, or those services, products or technologies developed by others will not render our services or products non-competitive or obsolete. In addition, there can be no assurance that our services, products or enhancements will achieve or sustain market acceptance or be able to address compatibility, interoperability or other issues raised by technological changes or new industry standards.

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

We may seek to pursue the registration of additional trademarks, trade dress and trade secrets in the United States and, based upon anticipated use, in certain other countries. We may not be entitled to the benefits of any such registration for an extended period due to the cost and delay in effecting such registration. In addition, effective trademark and trade secret protection may not be available in every country in which our products are available. We expect that we may license, in the future, elements of our trademarks, trade dress and other similar proprietary rights to third parties. Further, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and intellectual property rights of third parties by us and our licensees.

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

Our financial statements are prepared assuming we are a going concern. We require substantial additional capital to continue as a going concern which if not obtained could result in a need to curtail or cease operations.

As a result of our current lack of financial liquidity, our auditors’ report for our 2018 financial statements, which are included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

Our continuation as a “going concern” is dependent upon, among other things, achieving positive cash flow from operations and, if necessary, augmenting such cash flow using external resources to satisfy our cash needs. Our plans to achieve positive cash flow primarily include engaging in offerings of securities. Additional potential sources of funds include negotiating up-front and milestone payments on our current and potential future products or royalties from sales of our products that secure regulatory approval and any milestone payments associated with such approved products. These cash sources could, potentially, be supplemented by financing or other strategic agreements. However, we may be unable to achieve these goals or obtain required funding on commercially reasonable terms, or at all, and therefore may be unable to continue as a going concern.

Our success will be limited if we are unable to attract, retain and motivate highly skilled personnel.

Our future success will depend on our ability to attract, retain and motivate highly skilled programming, management, sales and other key personnel. Competition for such personnel is intense in the Internet industry, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. In addition, our ability to generate revenues relates directly to our personnel in terms of both the numbers and expertise of the personnel we have available to work on our projects. Moreover, competition for qualified employees may require us to increase our cash or equity compensation, which may have an adverse effect on earnings.

We are also dependent on the services of our executive officers and key consultants and independent agents. There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death, or that our business would not suffer material adverse effects as the result of a death, disability or voluntary departure of any such executive officer. Further, the loss of the services of any one or more of our key employees or consultants could have a materially adverse effect on our business and our financial condition. In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense. If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

Any system failure or slowdown could significantly harm our reputation and damage our business.

System failures would harm our reputation and reduce our attractiveness to customers. In addition, the users of the services we maintain for our customers depend on Internet service providers, online service providers and other website operators for access to our websites. Some of these providers and operators have experienced significant outages in the past, and they could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

We may be subject to claims relating to content that is published on or downloaded from our website or the websites we operate for our customers. We also could be subject to liability for content that is accessible from our website through links to other websites. We presently carry no insurance policies that cover losses that may occur due to failures or interruptions in our systems.

The disclosure or misuse of data we collect could harm our business.

If third parties are able to penetrate our network security or otherwise misappropriate our users’ personal information, we might be subject to liability. These could include claims for impersonation or other similar fraud claims.

Regulatory developments in the future related to the Internet could create a legal uncertainty; such developments could materially harm our business.

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to the access of or commerce on the Internet. However, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, email marketing and quality of products and services. Such laws and regulations could dampen the growth and use of the Internet generally and decrease the acceptance of the Internet as a communication and commercial medium, and could thereby have a material adverse effect on our business, results of operations and financial condition.

We may be required to issue more shares of Common Stock upon the exercise of outstanding warrants, as part of raising additional capital, resulting in dilution of the ownership of our existing stockholders.

The exercise of outstanding warrants could result in substantial numbers of additional shares of Common Stock being issued, which will dilute existing stockholders’ potential ownership interests and may cause our stock price to decline.

As of December 31, 2018, we had issued warrants to purchase an aggregate of 11,572,980 shares of Common Stock. During the terms of the warrants, the holders thereof are given an opportunity to benefit from a rise in the market price of the Common Stock, with a resultant dilution of the interests of existing stockholders. The existence of these warrants could make it more difficult for us to obtain additional financing while such securities are outstanding.

We are vulnerable to changes in general economic conditions.

We are affected by certain economic factors that are beyond our control, including changes in the overall economic environment.

Legal proceedings could lead to unexpected losses.

From time to time during the normal course of carrying on our business, we may be a party to various legal proceedings through private actions, class actions, administrative proceedings, regulatory actions or other litigations or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. In the event that management determines that the likelihood of an adverse judgment in a pending litigation is probable and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

We have identified a significant deficiency in internal control over financial reporting, if we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

In the course of completing its assessment of internal control over financial reporting as of December 31, 2018, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function; specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate this significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and reporting.

In addition, management’s assessment of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may engage in merger and acquisition activity from time to time and may not achieve the contemplated benefits from such activity.

Achieving the contemplated benefits from such activity may be subject to a number of significant challenges and uncertainties, including integration issues, coordination between geographically separate organizations, and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Any of these circumstances could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations, or cash flows. Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock.

A system failure or breach of system or network security could delay or interrupt services to our customers or subject us to significant liability.

We have implemented security measures such as firewalls, virus protection, intrusion detection and access controls to address the risk of computer viruses and unauthorized access. However, there can be no assurances that any of these efforts will be adequate to prevent a system failure, accident or security breach, any of which could result in a material disruption to our business. In addition, substantial costs may be incurred to remedy the damages caused by any such disruptions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company operates from its 4,100 square foot office located in Winter Garden, Florida. The office space is leased by the Company through October 31, 2020 and the Company has an option to renew the lease for a period of one year.

Item 3. Legal Proceedings.

We are not currently party to any material legal proceedings. However, the Company from time to time, may be party to various litigation, claims and disputes, arising in the ordinary course of business. We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on OTC Link (previously “Pink Sheets”) operated by OTC Markets Group Inc. (“OTC Link”), and was eligible for the “piggyback” exception of Exchange Act Rule 15c2-11(f)(3) under the symbol we have applied for “ICCT.”

(b) Holders.

As of March 22, 2019, there were 359 holders of record of our common stock, with 52,931,933 shares of our common stock issued and outstanding.

(c) Stock Options and Warrants

We have issued warrants in connection with issuing common stock and raising bridge loan debt financing. We have also issued stock options as employee compensation described in the attached financial statements.

(d) Dividends.

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future.

Item 6. Selected Financial Data (in thousands except per share data)

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements included elsewhere in this annual report. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Cautionary Note Regarding Forward-Looking Statements” included at the beginning of this annual report for additional information.

About the Company

iCoreConnect Inc., a Nevada corporation (the “Company”), creates communication and practice management software that allows our customers to share information at the highest level of security. We are a national provider of secure communications for high-compliance industries including healthcare and potentially for the financial and legal industries. Our software allows organizations and individuals to easily exchange information utilizing 2048-bit encryption in full compliance of current federal laws.

Financing

We are currently funding the business capital requirements through revenues from product sales and consulting services, sales of our common stock and debt arrangements. While we intend to seek additional funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

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

Revenue Recognition

We have 4 primary sources of revenue:

•	Electronic Health Records (EHR) licenses

•	Encrypted & HIPAA Compliant Secure email

•	ICD Coding Software

•	Meaningful Use Consulting

•	Revenue from EHR software licensing arrangements include private cloud hosting services provided to clients that have purchased a perpetual or specific term license to our EHR software solution and are contracted with us to host the software. These arrangements provide the client with a contractual right to take possession of the software at any time during the private cloud hosting period without significant penalty and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. Private cloud hosting services are not deemed to be essential to the functionality of the software. The Company recognizes revenue from the sale of its EHR software license at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

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

•	Encrypted Secure email services are provided on a fee basis as software as a service (“SaaS”) arrangements and are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to clients. The length of a client service period is monthly over which such client has the right to use our SaaS Encrypted Secure email solution.

•	ICD Coding Software provides the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases. ICD coding services are provided on a fee basis as software as a service (“SaaS”) arrangements and are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to clients. The length of a client service period varies from multi-year annually renewed to monthly over which such client has the right to use our ICD coding software solution.

•	Meaningful Use Consulting service revenues are recognized for consulting services provided to physician and dental practices at the successful submission of the Meaningful Use application to the appropriate governmental agency. Revenue is recognized at the contracted percentage of the Meaningful Use incentive program on each annual government award received by the client and is required to be paid when payment is received by the physician or dental practice.

Software Development Capitalization and Amortization

We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users.

In accordance with ASC 985-730, Computer Software Research and Development, research and planning phase costs should be expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs may be capitalized.

We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be marketed to external users are amortized based on current and projected future revenue for each product with an annual minimum equal to the straightline amortization over three years.

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

Stock Based Compensation

The Company estimates the fair value of each option award on the date of grant generally using a Black-Scholes option pricing model that uses the following assumptions. The Company estimates the fair value of its shares of restricted common stock using the closing stock price of its common stock on the date of the award. The Company estimates the volatility of its common stock at the date of grant based on its historical stock prices. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Impairment of Long-Lived Assets

We review long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with recently adopted accounting practices. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by reducing the carrying amount of the asset by the amount by which its carrying amount exceeds its fair value.

Results of Operations

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Twelve Months Ended December 31, 2018	Six Months Ended December 31, 2017	Twelve Months Ended June 30, 2017	2018 Full Year Compared to 2017 Six Months Percentage Increase / (Decrease)	2017 Six Months Compared to 2017 Full Year Percentage Increase / (Decrease)

Revenue	$1,089,000	$250,000	$653,000	336%	-62%
Cost of sales	449,000	226,000	296,000	99%	-24%
General & Administrative Expense	3,451,000	1,410,000	2,319,000	145%	-39%
Depreciation & Amortization	407,000	160,000	262,000	154%	-39%
Loss from operations	(3,218,000)	(1,546,000)	(2,224,000)	108%	-30%

Interest expense	(232,000)	(115,000)	(2,265,000)	102%	-95%
Other Expense	(1,740,000)	-	(1,000)	NM	NM
Net loss	$(5,190,000)	$(1,661,000)	$(4,490,000)	212%	-63%

Twelve Month Period Ended December 31, 2018 Compared to the Six Month Period Ended December 31, 2017 (“Stub 2017”)

Revenues. Net revenues of $1,089,000 for the 2018 period increased $839,000 or 336% compared to $250,000 for the Stub 2017 period. The increase was primarily due to a 290% increase in EHR software revenues, a 1374% increase in ICD Coding software revenues and a 115% increase in iCoreExchange revenues compared to the 2017 Stub period.

Cost of sales. Cost of sales of $449,000 increased 99% compared to the Stub 2017 period cost of sales of $226,000. The primary reason for the increase was due to a 126% increase in software implementation wages and related expenses, a 96% increase in software development costs and a 27% increase in royalty payments compared to the Stub 2017 period.

General and administrative expenses. Selling, general and administrative expenses of $3,451,000 increased $2,041,000 or 145% for the 2018 period compared to $1,410,000 for the Stub 2017 period. The increase was primarily due to higher employee salaries and stock compensation expense that were 162% higher, Professional and Legal fees that were 105% higher, that were somewhat offset by advertising expenses that were 7% lower than in the Stub 2017 period.

Depreciation and amortization expenses. Depreciation and amortization expenses of $407,000 were $247,000 higher than the $160,000 for the Stub 2017 period. The increase is primarily due to the 12 month period for amortization of software development expenses for the 2018 period compared to the six month Stub 2017 period and somewhat due to the amortization of purchased technology related to the ICD Logic LLC acquisition in November 2017.

Interest Expense. Interest expense of $232,000 increased $117,000 or 102% compared to $115,000 in the Stub 2017 period. The increase is due to the 12 month 2018 period compared to the six month Stub 2017 period.

Other Expense. Other expense of $1,740,000 is primarily due to the acquisition of Electro-Fish Media Inc. in January 2018. (See Note 12).

Six Month Period Ended December 31, 2017 (“Stub 2017”) Compared to Fiscal Year Ended June 30, 2017 (“FY 2017 Period”)

Revenues. Net revenues of $250,000 for the Stub 2017 period decreased $403,000 or 62% compared to $653,000 for the FY 2017 period. The decrease was primarily due to a 99% decrease in Meaningful Use revenues, a 44% decrease in EHR software revenues and a 46% decrease in iCoreExchange revenues compared to FY 2017 Period.

Cost of sales. Cost of sales of $226,000 decreased 24% compared to the FY2017 period cost of sales of $296,000. The primary reason for the decrease was due to a 5% decrease in software implementation wages and related expenses, a 25% decrease in amortization of the software development costs, somewhat offset by a 18% increase in royalty payments compared to the FY 2017 Period.

General and administrative expenses. Selling, general and administrative expenses of $1,410,000 decreased $909,000 or 39% for the Stub 2017 period compared to $2,319,000 for the FY 2017 period. The decrease was primarily due to lower employee salaries and stock compensation expense that were 28% lower, Professional and Legal fees that were 43% lower and advertising expenses that were 70% lower than in the FY 2017 Period.

Depreciation and amortization expenses. Depreciation and amortization expenses of $160,000 were $102,000 lower than the $262,000 for the FY 2017 period. The decrease is primarily due to shorter period of time for amortization of software development expenses in the stub period.

Interest Expense. Interest expense of $115,000 decreased $2,150,000 or 95% compared to $2,265,000 in the FY 2017 period. The decrease is due to the decrease of long-term debt to $1,400,000 as of June 30, 2017 compared to long term debt of $16,200,000 prior to the Recapitalization.

LIQUIDITY AND CAPITAL

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	December 31, 2018	December 31, 2017	Percentage Increase / (Decrease)
Balance Sheet Data
Current assets	$234,000	$191,000	22%
Current Liabilities	2,523,000	2,944,000	-14%
Working Capital (Deficit)	(2,289,000)	(2,753,000)	-17%

Deferred revenue	115,000	86,000	34%

Weighted Average Common Shares Outstanding	44,622,040	29,155,981

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts. The change in our cash and cash equivalents balance is reflective of the following: We generated positive cash flow from financing activities during the twelve month period ending December 31, 2018, the six month period ended December 31, 2017 and the twelve months ended June 30, 2017. Cash from financing activities was used to fund operating activities, including investing in software product development and general and administrative expenses.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the twelve month period ended December 31, 2018, the six month period ending December 31, 2017 and the twelve month period ended June 30, 2017 related to our operations:

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,
	2018	2017	2017

Net cash used in operating activities	$(1,969,000)	$(850,000)	$(1,747,000)

Net cash used in investing activities	(342,000)	(194,000)	(322,000)

Net cash provided by financing activities	2,260,000	1,053,000	1,998,000

Net Increase / (Decrease) in cash	(51,000)	9,000	(71,000)

Cash and cash equivalents at beginning of the period	52,000	43,000	114,000

Cash and cash equivalents at the end of the period	$1,000	$52,000	$43,000

Operating Activities: Net cash required by operating activities for the twelve month period ending December 31, 2018 increased by $1,119,000 to $1,969,000 compared to $850,000 utilized in the Stub 2017 period. The increase in cash utilized by operating activities compared to the Stub 2017 period was attributable to a $878,000 increase in net loss and non-cash adjustments to net loss, and a $241,000 increase in the cash impact of changes in operating assets and liabilities.

Net cash required by operating activities for the six month period ending December 31, 2017 decreased by $897,000 to $850,000 compared to $1,747,000 utilized in the twelve month 2017 period ended June 30, 2017. The decrease in cash utilized by operating activities compared to the FY 2017 Period was attributable to a $3,042,000 decrease in net loss and non cash adjustments to net loss, offset by a $ 2,145,000 increase in the cash impact of changes in operating assets and liabilities.

Investing Activities: Net cash used by investing activities for the twelve month period ended December 31, 2018 of $342,000, increased by $148,000 compared to the six month period ending December 31, 2017 of $194,000 was primarily due to software development costs of the company’s iCoreExchange, iCoreMD, iCoreDental and iCoreCodeGenius software products. Net cash used by investing activities for the six month period ending December 31, 2017 of $194,000 was primarily due to software development costs of $193,000 compared to $322,000 for the FY 2017 period. Spending on investing activities is expected to be funded by additional borrowings.

Financing Activities: Net cash provided by financing activities was $2,260,000 for the twelve month period ending December 31, 2018, and the $1,053,000 for the six month period ending December 31, 2017, was due to the issuance of additional common stock. Future cash provided by financing activities to meet capital spending requirements is expected to be funded by the sale of additional common stock.

Credit Facilities

Effective October 29, 2013, the Company entered into a revolving line of credit agreement in the amount of $250,000, which was increased to $500,000 on March 12, 2014 and $750,000 on September 9, 2014. The line of credit was reduced to $500,000 in May 2016 leaving $2,000 availability as of December 31, 2018. The line of credit is collateralized by all assets of the Company and a guarantee by a stockholder of the Company. The line carries interest at the Wall Street Journal Prime rate + 1.0% with a floor rate of 6.5% (6.5% at December 31, 2018). Interest is payable monthly with all outstanding principal and interest due on July 15, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Page

FINANCIAL STATEMENTS – AS OF DECEMBER 31 2018 AND 2017 AND FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2018, THE SIX MONTH PERIOD ENDED DECEMBER 31, 2017 AND THE FISCAL YEAR ENDED JUNE 30, 2017
(all amounts are rounded to the nearest thousand)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	19
CONSOLIDATED BALANCE SHEETS	20
CONSOLIDATED STATEMENTS OF OPERATIONS	21
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT	22
CONSOLIDATED STATEMENTS OF CASH FLOWS	23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	24-36

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iCoreConnect, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iCoreConnect, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018, the six month period ended December 31, 2017 and the year ended June 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the periods presented in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Topic 606, Revenue from Contracts with Customers, and the related FASB Accounting Standard Updates using the full retrospective transition method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States of America (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2017.

/s/ Cherry Bekaert LLP

Tampa, Florida

April 1, 2019

iCoreConnect Inc.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$1,000	$52,000
Accounts receivable, net of allowance for doubtful accounts	224,000	122,000
Prepaid expenses	9,000	17,000
Total current assets	234,000	191,000

Property and equipment, net	11,000	10,000
Software development costs, net	535,000	484,000
Acquired technology, net	539,000	630,000
Goodwill and intangible assets, net	416,000	451,000
Total long-term assets, net	1,501,000	1,575,000

TOTAL ASSETS	$1,735,000	$1,766,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$664,000	$985,000
Line of credit	498,000	498,000
Current maturities of long-term debt	1,361,000	1,461,000
Total current liabilities	2,523,000	2,944,000

Long-term debt, net of current maturities	55,000	-
Deferred revenue	115,000	86,000
Total long-term liabilities	170,000	86,000

TOTAL LIABILITIES	2,693,000	3,030,000

STOCKHOLDERS’ DEFICIT

Preferred Stock, Undesignated par value $.001; Authorized 10,000,000 shares; None issued or outstanding	-	-
Common stock par value $.001; 600,000,000 shares authorized; Issued and Outstanding: 50,864,131 as of December 31, 2018 and 34,318,198 as of December 31, 2017	51,000	34,000
Additional Paid-In-Capital	70,335,000	64,856,000
Accumulated Deficit	(71,344,000)	(66,154,000)
TOTAL STOCKHOLDERS’ DEFICIT	(958,000)	(1,264,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,735,000	$1,766,000

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended	Six Months Ended	Twelve Months Ended
	December 31,	December 31,	June 30,
	2018	2017	2017
Revenue	$1,089,000	$250,000	$653,000
Cost of sales	449,000	226,000	296,000
Gross profit	640,000	24,000	357,000

Expenses
General and administrative	3,451,000	1,410,000	2,319,000
Depreciation and amortization	407,000	160,000	262,000
Total operating expenses	3,858,000	1,570,000	2,581,000

Loss from operations	(3,218,000)	(1,546,000)	(2,224,000)

Other expense
Interest expense	(232,000)	(115,000)	(2,265,000)
Other expense	(1,740,000)	-	(1,000)
Total other expense	(1,972,000)	(115,000)	(2,266,000)

Net loss	$(5,190,000)	$(1,661,000)	$(4,490,000)

Net loss per share available to common stockholders, basic and diluted	$(0.12)	$(0.06)	$(5.63)

Weighted average number of shares, basic and diluted	44,622,040	29,155,981	796,845

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
	FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2018, THE SIX MONTH PERIOD ENDED DECEMBER 31, 2017 AND THE TWELVE MONTH PERIOD ENDED JUNE 30, 2017

							Additional		Total
	Preferred Series A		Preferred Series B		Common stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at July 1, 2016 (Revised - see Note 1)	35.75	-	57.08	-	795,225	$-	47,187,000	(60,003,000)	$(12,816,000)
Stock compensation expense	-	-	-	-	2,005	4,000	6,000	-	10,000
Issuance of Preferred Series B shares for services	-	-	6.00	-	-	-	49,000	-	49,000
Vesting of stock options	-	-	-	-	-	-	82,000	-	82,000
Recapitalization and conversion of long-term debt (Note 13)	(35.75)	-	(63.08)	-	27,505,079	24,000	15,109,000	-	15,133,000
Net loss	-	-	-	-	-	-	-	(4,490,000)	(4,490,000)
Balances at June 30, 2017	-	$-	-	$-	28,302,309	$28,000	$62,433,000	$(64,493,000)	$(2,032,000)
Stock issued for cash	-	-	-	-	2,344,222	2,000	1,008,000	-	1,010,000
Stock issued for acquisition of ICDLogic (Note 12)	-	-	-	-	1,940,000	2,000	968,000	-	970,000
Stock compensation expense	-	-	-	-	-	-	15,000	-	15,000
Vesting of employee restricted stock	-	-	-	-	1,731,667	2,000	432,000	-	434,000
Net loss	-	-	-	-	-	-	-	(1,661,000)	(1,661,000)
Balances at December 31, 2017	-	$-	-	$-	34,318,198	$34,000	$64,856,000	(66,154,000)	$(1,264,000)
Stock issued for cash	-	-	-	-	9,265,801	10,000	2,639,000	-	2,649,000
Stock issued for acquisition of Electro-Fish Media (Note 12)	-	-	-	-	3,400,000	3,000	1,697,000	-	1,700,000
Stock issued for services	-	-	-	-	340,525	-	204,000	-	204,000
Vesting of employee restricted stock	-	-	-	-	3,539,607	4,000	939,000	-	943,000
Net loss	-	-	-	-	-	-	-	(5,190,000)	(5,190,000)
Balances at December 31, 2018	-	$-	-	$-	50,864,131	$51,000	$70,335,000	$(71,344,000)	$(958,000)

The accompanying notes are an integral part of these consolidated financial statemen

iCoreConnect Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended	Six Months Ended	Twelve months ended
	December 31,	December 31,	June 30,
	2018	2017	2017
CASH FLOWS FROM OPERATING ACTIVITTIES:
Net loss	$(5,190,000)	$(1,661,000)	$(4,490,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,000	3,000	7,000
Amortization of software development	402,000	157,000	255,000
Amortization of deferred loan costs	-	-	2,000
Change in allowance for doubtful accounts	7,000	3,000	(8,000)
Share-based expenditures	2,847,000	447,000	141,000
Decrease (increase) in:
Accounts receivable	(110,000)	60,000	(64,000)
Prepaid expenses	8,000	-	27,000
Accounts payable and accrued expenses	33,000	126,000	2,346,000
Deferred revenue	29,000	15,000	37,000
NET CASH USED IN OPERATING ACTIVITIES	(1,969,000)	(850,000)	(1,747,000)

INVESTING ACTIVITIES
Purchase of property & equipment	(5,000)	(1,000)	(5,000)
Amounts paid for capitalized software development	(337,000)	(193,000)	(317,000)
NET CASH USED IN INVESTING ACTIVITIES	(342,000)	(194,000)	(322,000)

FINANCING ACTIVITES
Proceeds from long term debt	-	150,000	2,117,000
Payments on long term debt	(389,000)	(107,000)	(119,000)
Proceeds from issuance of common stock	2,649,000	1,010,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,260,000	1,053,000	1,998,000

NET (DECREASE) / INCREASE IN CASH	(51,000)	9,000	(71,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	52,000	43,000	114,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,000	$52,000	$43,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	226,000	63,000	68,000
Stock issued for acquisitions	-	970,000	-
Issuance of common stock during recapitalization for extinguishment of long term debt and
conversion of preferred stock	-	-	15,133,000

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS

iCoreConnect Inc., (“iCoreConnect” or the “Company”), a Nevada Corporation, builds cloud-based healthcare software. The Company’s focus presently is on four different revenue streams: (1) iCoreConnect’s cloud-based exchange, the iCoreExchange, which allows physicians, patients and other members of the healthcare community to exchange patient specific healthcare information securely via the internet, while maintaining compliance with all current Health Insurance Portability and Accountability Act (“HIPAA”) regulations, (2) Customized EHR platform technology that is specifically tailored to provide specialized medical practices with a technology that conforms to workflows of the practice’s particular medical discipline such as ophthalmology, dentistry, orthopedic and other specialties, (3) iCoreConnect has developed a Meaningful Use Consulting Division assisting both medical and dental healthcare providers becoming compliant to ultimately for federal incentive funds under the Federal Meaningful Use Incentive Funds Program, and (4) International Statistical Classification of Diseases and Related Health Problems (ICD) coding software, a medical classification list by the World Health Organization (WHO)(See Note 12). iCoreConnect’s integrated software and service offering enables doctors to meet the regulatory burden associated with secure HIPAA compliant medical records transport with no change in healthcare delivery workflows.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the twelve month period ended December 31, 2018, the Company generated an operating loss of $3,218,000. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $71,344,000, $958,000 and $2,289,000 at December 31, 2018, respectively. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

Change in Fiscal Year End

On December 15, 2017, the Board of Directors of the Company approved a change in the Company’s fiscal year end from June 30 to December 31 of each year. This change to the calendar year reporting cycle began January 1, 2018.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $12,000 and $5,000 at December 31, 2018 and 2017, respectively.

Property, Equipment and Depreciation

Property, equipment, and leasehold improvements are recorded at their historical cost. Depreciation and amortization have been determined using the straight line method over the estimated useful lives of the assets which are computers and office equipment (3 years) and for office furniture and fixtures (7 years). The cost of repairs and maintenance is charged to operations in the period incurred.

Software Development Costs and Acquired Software

The Company accounts for software development costs, including costs to develop software products or the software component of products to be sold to external users. In accordance with ASC 985-730, Computer Software Research and Development, research and planning phase costs are expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs are capitalized.

We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be sold to external users and software acquired in a business combination are amortized based on current and projected future revenue for each product with an annual minimum equal to the straightline amortization over three years.

Impairment of Long Lived Assets

Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

Goodwill acquired in a business combination is not amortized, but is tested for impairment annually or between annual tests when an impairment indicator exists. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than its carrying value, we must determine the amount of implied goodwill that would be established if the reporting unit was hypothetically acquired on the impairment test date. If the carrying amount of a reporting unit’s goodwill exceeds the amount of implied goodwill, an impairment loss equal to the excess would be recorded. The recoverability of indefinite lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded.

Revenue Recognition

The Company has four primary sources of revenue:

•	Electronic Health Records (EHR) licenses and rental services

•	Encrypted Secure & HIPPA Compliant email services (“Encrypted Secure email”)

•	ICD Coding Software

•	Meaningful Use Consulting Services

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification 606 (ASC 606), Revenue from Contracts with Customers, utilizing a full retrospective transition approach reflecting the application of the standard in each prior reporting period. A summary of the impact of the full retrospective transition implementation adjustment on revenue for the six months ended December 31, 2017 and twelve months ended June 30, 2017 is as follows:

	Previously Recorded	ASC 606 Adjustment	Adjusted Revenue

Revenue:

Six months ended December 31, 2017	$206,000	$44,000	$250,000

Twelve months ended June 30, 2017	568,000	85,000	653,000

A summary of the impact of the full retrospective transition implementation adjustment on deferred revenue as of December 31, 2017 and Accumulated deficit as of December 31, 2017, June 30, 2017 and July 1, 2016 is as follows:

	Previously Recorded	ASC 606 Adjustment	Adjusted Balances

Deferred Revenue as of December 31, 2017	$356,000	$(270,000)	$86,000

Accumulated Deficit as of:

December 31, 2017	$(66,424,000)	$270,000	$(66,154,000)

June 30, 2017	(64,719,000)	226,000	(64,493,000)

July 1, 2016	(60,144,000)	141,000	(60,003,000)

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

Encrypted Secure email services are provided on a fee basis as software as a service (“SaaS”) arrangements and are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to the customer. The length of a customer service period is monthly over which such customer has the right to use the Company’s SaaS Encrypted Secure email solution.

ICD coding services are provided on a fee basis as SaaS arrangements and are recognized as revenue ratably over the contract terms beginning on the date the Company’s solutions are made available to the customer. The length of a customer service period varies from multi-year annually renewed to monthly over which such customer has the right to use the Company’s ICD coding software solution.

Meaningful Use consulting service revenue is recognized in the period that the services are completed and the submission of the customer’s underlying application for Federal Meaningful Use Incentive Funds is received from the relevant taxing authority.

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the period or year in which incurred. Advertising costs were $47,000, $50,000 and $19,000, for the twelve month period December 31, 2018, the six month period ended December 31, 2017 and the twelve month period ended June 30, 2017, respectively.

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

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and preferred stock instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

ASC 740, Accounting for Income taxes (“ASC 740”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion more likely than not will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative loss experience and expectations of future taxable income by taxing jurisdictions, the carry forwarding periods available to us for tax reporting purposes and other relevant factors.

The Company has not recognized a liability for uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits or penalties has not been provided since there has been no unrecognized benefit or penalty. If there were an unrecognized tax benefit or penalty, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company files U.S. Federal income tax returns and various returns in state jurisdictions. The Company’s open tax years subject to examination by the Internal Revenue Service and the state Departments of Revenue generally remain open for three years from the date of filing.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) became law. The Tax Act enacted significant tax law changes, largely effective for tax years beginning after December 31, 2017. The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018, for all corporations. GAAP requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, therefore we have revalued our tax assets and liabilities as of December 22, 2017. As a result of the revaluation of our deferred tax assets and liabilities, the impact of the change in tax law reduced the value of our deferred tax asset and the related valuation allowance as of December 31, 2017 by $8,300,000.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options, shares issuable on exercise of warrants, convertible preferred stock and convertible notes in the weighted average number of common shares outstanding for a period, if dilutive. Common stock equivalents that are anti-dilutive were excluded from the computation of diluted earnings per share which consisted of all outstanding common stock options and warrants.

Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method. Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to nonemployees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments on an accelerated basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as of the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

The fair value of restricted stock units issued are determined by the Company based on the estimated fair value the Company’s common stock. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the agreement. The Company estimates the volatility of its common stock at the date of grant based on it’s historical stock prices. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

The Company issued 1,300,000 options to certain officers of the Company during the twelve month period ended December 31, 2018 and did not issue options for the six months ended December 31, 2017 or for the fiscal year ended June 30, 2017. The Company used the following assumptions for options granted during the year ended December 31, 2018:

Equity Incentive Plan Assumptions	December 31, 2018

Expected Term (years)	2 years
Weighted average volatility	100%
Weighted average risk free rate	2.76%
Expected dividends	$0

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The guidance requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on January 1, 2019 using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. Upon adoption, the Company estimates assets and liabilities will increase by approximately $43,000. The Company does not expect to recognize a material cumulative-effect adjustment to retained earnings upon adoption.

In July 2017, the Financial Accounting Standards Board issued ASU No. 2017-11, “Accounting for Certain Financial Instruments with Down Round Features” (“Topic 480”). This update changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. ASU 2017-11 is effective for interim and annual periods beginning after December 15, 2018. The Company has evaluated the impact of the pronouncement on the financial statements and has determined that it will not have a significant impact on the financial statements.

In June 2018, the Financial Accounting Standards Board issued ASU No. 2018-07, “Compensation-Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting.” This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. ASU 2018-07 is effective for interim and annual periods beginning after December 15, 2018. The Company has evaluated the impact of the pronouncement on the financial statements and has determined that it will not have a significant impact on the financial statements.

The Company does not believe that any other issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

4. COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 600,000,000 shares of common stock and as of December 31, 2018 had 50,864,131 shares of common stock outstanding.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock, and as of December 31, 2018 had no shares of preferred stock outstanding.

Stock Issuances

During the twelve month period ended December 31, 2018, the Company issued 9,265,801 shares of common stock for cash proceeds of $2,649,000. The Company also issued 3,400,000 shares of common stock for the purchase of all of the outstanding common stock of Electro-Fish Media (See Note 12). The Company also issued 340,525 shares of common stock as compensation to certain directors and vendors for services performed. The Company also issued 5,287,161 shares of restricted common stock as compensation to certain executives and directors for services performed, of which 3,539,607 shares have vested.

During the six month period ended December 31, 2017, the Company issued 2,344,222 shares of common stock for cash proceeds of $1,010,000. The Company also issued 1,940,000 shares of common stock for the purchase of certain assets of ICDLogic, LLC (See Note 12). The Company also issued 2,500,000 restricted shares of common stock as compensation to certain employees as part of the 2016 Long Term Employee Compensation Plan, of which 2,079,834 shares have vested.

For the fiscal year ended June 30, 2017, the Company did not have any sales of Common Stock, but did issue 2,005 shares of Common Stock for compensation with a value of $10,000. (See Note 13 with respect to the recapitalization of the Company.)

Stock Options

Certain executives have been granted options or warrants outside of an employee option plan that are compensatory in nature. A summary of option activity for the twelve month period ended December 31, 2018, the six month period ended December 31, 2017 and the twelve month period ended June 30, 2017 are presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options Outstanding	of Options	Price	Term in Years	Value

Balance outstanding - July 1, 2016	296,677	$10.40	1.8	$-
Granted	-		-
Exercised	-		-
Forfeited/expired	(42,118)		-
Balance outstanding - June 30, 2017	254,559	$10.40	1.0	$-

Exercisable - June 30, 2017	205,889	$12.47	0.9	$-

Balance outstanding - July 1, 2017	254,559	$10.40	1.0	$-
Granted	-		-
Exercised	-		-
Forfeited/expired	(56,157)	$11.51	-
Balance outstanding - December 31, 2017	198,402	$10.40	0.8	$-

Exercisable - December 31, 2017	179,683	$7.81	0.7	$-

Outstanding - January 1, 2018	198,402	$10.40	0.7	$-

Granted	1,300,000	$0.25	10.2	$-
Exercised	-
Forfeited/expired	(142,245)	$9.05
Outstanding - December 31, 2018	1,356,157	$0.31	9.8	$-

Exercisable - December 31, 2018	489,490	$0.29	9.1	$-

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	grant date	Years
Nonvested Options	Options	Fair Value	to vest

Nonvested - July 1, 2016	118,632	$10.40	1.5
Granted	-	$-
Vested	(27,844)	$10.57
Forfeited/expired	(42,118)	$-
Nonvested - June 30, 2017	48,670	$10.40	0.9

Nonvested - June 30, 2017	48,670	$-
Granted	-	$-
Vested	(18,719)	$4.37
Forfeited/expired	(11,232)	$-
Nonvested - January 1, 2018	18,719	$10.40	0.7

Granted	1,300,000	$0.13
Vested	452,052	$0.31
Forfeited/expired	-
Nonvested - December 31, 2018	866,667	$0.13	1.6

Future compensation related to nonvested awards expected to vest of $143,000 is estimated to be recognized over the weighted average vesting period of approximately 1.6 years.

Restricted Stock for Services

On April 1, 2018, the Company reached an agreement with a Director of the Company, to issue 1,000,000 shares of restricted common stock as a retainer for future merger and acquisition services. The terms of the agreement include a vesting schedule through May 15, 2020, as defined.

On May 22, 2018, the Company’s Board of Directors approved the grant of 4,287,161 shares of restricted common stock to management, for services rendered, of which 2,858,107 shares vested upon issuance and 1,429,054 shares will vest ratably through May 22, 2020. Compensation expense of approximately $360,000 will be recognized in future periods, related to this grant of restricted common stock.

On November 3, 2017, our Board of Directors authorized the issuance of 2,500,000 restricted shares of common stock to directors of the Company and certain employees according to the terms of the 2016 Employee Long-Term Incentive Compensation Plan. 1,731,667 restricted shares of common stock vested on the date of Board of Director approval, with all other shares to vest as follows: 33% on the date of Board of Director approval, with 33% on each of the next two anniversary dates of the Board of Director approval. Compensation expense related to these grants for the twelve month period ended December 31, 2018 was $96,000 based on the estimated fair value of our common stock of $0.25 per share. Of the 2,500,000 restricted shares of common stock authorized on November 3, 2017, there were 2,079,833 vested, 348,167 shares unvested and 72,000 shares forfeited, as of December 31, 2018. Compensation expense of approximately $96,000 will be recognized in future periods, related to this grant of restricted shares of common stock.

Warrants

Warrants to purchase shares of common stock were issued during the twelve month period ended December 31, 2018, the six month period ended December 31, 2017 and the twelve month period ended June 30, 2017, in conjunction with the issuance of common stock.

During the twelve month period ended December 31, 2018, warrants to purchase shares of common stock were issued in conjunction with the issuance of shares of common stock. During the twelve month period ended December 31, 2018, the Company issued 4,002,646 warrants related to subscriptions of common stock with an exercise price of $1.35 per share that will expire on June 30, 2020. During the twelve month period ended December 31, 2018, no warrants were exercised and 72,668 expired.

Warrants to purchase shares of common stock were issued during the six month period ended December 31, 2017 and the fiscal year ending June 30, 2017, in conjunction with the issuance of common stock, bridge loan financings and for the settlement of a disputed note payable. During the six month period ended December 31, 2017, the Company issued 1,009,900 warrants related to subscriptions of common stock with an exercise price of $1.35 per share that will expire on June 30, 2020. During the fiscal year ended June 30, 2017, the Company settled a dispute with a former employee for an outstanding note payable and warrants issued related to debt. The terms of the settlement agreement included the issuance of 28,078 warrants with an exercise price of $1.35 per share that will expire on June 30, 2020. The Company issued warrants to Bridge Loan investors of 2,253,426 for the fiscal year ended June 30, 2017. During the six month period ended December 31, 2017 and the fiscal year ended June 30, 2017, no warrants were exercised and 35,259 warrants expired.

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

		Weighted
		Average
	Warrants	Exercise Price

Outstanding at July 1, 2016	4,386,858	$1.32
Issued	2,281,504	$1.35
Exercised	-
Expired	(35,259)
Outstanding at June 30, 2017	6,633,103	$1.33
Issued	1,009,900	$1.35
Exercised	-
Expired	-

Outstanding at December 31, 2017	7,643,003	$1.34

Issued	4,002,646	$1.35
Exercised	-
Expired	(72,668)
Outstanding at December 31, 2018	11,572,980	$1.35

5. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consist of the following:

	December 31,	December 31,
	2018	2017

Furniture and fixtures	$8,000	$8,000
Leasehold improvements	26,000	26,000
Equipment	16,000	11,000
	50,000	45,000
Less accumulated depreciation	(39,000)	(35,000)
	$11,000	$10,000

Depreciation expense on property and equipment for the twelve month period ended December 31, 2018, the six month period ended December 31, 2017 and the twelve month period ended June 30, 2017 was $4,000, $3,000 and $7,000, respectively.

6. SOFTWARE DEVELOPMENT COSTS

A summary of the capitalization and amortization of software development costs as of the dates indicated follows:

	December 31,	December 31,
	2018	2017

Development costs	$1,513,000	$1,176,000
Acquired technology	630,000	630,000
Less accumulated amortization	(1,069,000)	(692,000)
	$1,074,000	$1,114,000

Amortization of software development costs and acquired technology for the twelve month period ended December 31, 2018, the six month period ended December 31, 2017 and the twelve month period ended June 30, 2017 were $377,000, $157,000 and $255,000, respectively. The Company also amortized acquired customer relationship assets related to the ICDLogic LLC acquisition (See Note 12.), of $ 25,000 during the twelve month period ending December 31, 2018.

7. LINE OF CREDIT

Effective October 29, 2013, the Company entered into a revolving line of credit agreement in the amount of $250,000, which was increased to $500,000 on March 12, 2014 and $750,000 on September 9, 2014. The line of credit was reduced to $500,000 in May 2016 leaving $2,000 availability as of December 31, 2018. The line of credit is collateralized by all assets of the Company and a guarantee by a stockholder of the Company. The line carries interest at the Wall Street Journal Prime rate + 1.0% with a floor rate of 6.5% (6.5% at December 31, 2018). Interest is payable monthly with all outstanding principal and interest due on July 15, 2019.

8. LONG-TERM DEBT

Notes payable (including accrued interest) are summarized as follows:

		December 31	December 31
		2018	2017

(1)	Note payable bearing interest at 12.0% per annum, due December 31, 2019	$106,000	$106,000
(2)	Note bearing interest at 8% per annum, in default	494,000	471,000
(3)	Non-interest bearing note, in default	10,000	10,000
(4)	Related Party Long term debt, bearing interest at 8%, due April 15, 2021	92,000	-
(5)	Related Party Convertible Promissory notes, bearing interest at 8 - 18%, due December 31, 2019	714,000	657,000
(6)	Stockholder Convertible notes bearing interest at 18%	-	217,000
		1,416,000	1,461,000
	Less current maturities	(1,361,000)	(1,461,000)

	Total Long-term debt	$55,000	$-

Total future minimum payments due on long-term debt as of December 31, 2018:
2019	1,361,000
2020	42,000
2021	13,000
1,416,000

_____________

(1)	A promissory note dated December 31, 2018 was issued with a principal amount of $100,000 bearing interest at a rate of 12.0% per annum, with a maturity date of December 31, 2019.
(2)	An unsecured note, with an annual rate of 8% per annum. The debt is in default as of December 31, 2018.
(3)	An unsecured, non-interest bearing note. The debt is in default as of December 31, 2018.
(4)	The Company executed a long term debt with a director of the Company as a part of the terms to a settlement agreement dated April 1, 2018 for $113,000 with an annual rate of 8.0% per annum. Principal payments in the amount of $3,000 with accrued interest were payable monthly starting May 15, 2018.
(5)	The Company issued a note payable on June 30, 2017 with a principal amount of $747,000, with an annual rate of 18%, with principal and accrued interest due on July 1, 2018. On June 30, 2018, the Company issued a second note with a principal amount of $225,000, with an annual rate of 8%, and a default rate of 18%, with principal and accrued interest due on July 1, 2019. On December 31, 2018, the Company extended the terms of both notes until December 31, 2019. The outstanding balance on the notes as of December 31, 2018 was $699,000 with accrued interest of $15,000.
(6)	The Company executed a convertible promissory note to a majority shareholder, on June 15, 2017 for $50,000 with an annual rate of 18% per annum, with principal due on September 15, 2017 and accrued interest payable monthly. On December 31, 2017, the Company issued a second convertible promissory note with an annual rate of 18%, with principal and accrued interest due on September 15, 2018 that replaced the first note. The note and all accrued interest was paid on November 2, 2018.

9. INCOME TAXES

The Company has incurred net losses since inception. As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $3,450,000, which will be available to be carried forward indefinitely and federal net operating loss carryforwards of approximately $67,596,000, which at the latter date may be carried forward for tax years ending through December 31, 2037. Utilization of NOL carryforwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns are subject to examination by the Internal Revenue Service and applicable state taxing authorities, generally for a period of three years from the date of filing.

Deferred taxes comprise the following as of December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017

Deferred Income Tax Assets	13,779,000	13,328,000
Valuation Allowance	(13,779,000)	(13,328,000)
Net Deferred Tax Asset	-	-

Reconciliation of the effective income tax rate to the federal statutory rate:
Federal Income Tax Rate	21%	21%
Change in valuation allowance including the effect of the rate change	-21%	-21%
Effective income tax rate	0%	0%

10. CONCENTRATION OF CREDIT RISK

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

Revenue concentrations for the twelve months ended December 31, 2018 and the six months ended December 31, 2017, and the twelve months ended June 30, 2017 and the accounts receivables concentrations at December 31, 2018 and 2017 are as follows:

	Net Sales for the twelve months ended	Net Sales for the six months ended	Net Sales for the twelve months ended	Accounts receivable at
	December 31,	December 31,	June 30,	December 31,	December 31,
	2018	2017	2017	2018	2017

Customer A	33%	10%	0%	15%	40%
Customer B	8%	0%	0%	42%	0%
Customer C	9%	0%	0%	14%	0%
Customer D	0%	9%	0%	0%	20%

11. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On November 15, 2017 the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provides for a one-year renewal term at the option of the Company. Future lease obligations for the office space are as follows:

Year Ended	Lease Amount

December 31, 2019	93,000
December 31, 2020	78,000
$171,000

Total rent expense for the twelve month period ended December 31, 2018, the six month period ended December 31, 2017 and the twelve month period ended June 30, 2017 was approximately $94,000, $42,000 and $80,000, respectively.

(B) EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

On July 1, 2018, Robert McDermott entered into an Employment Agreement (the ‘McDermott 2018 Agreement’) with the Company. The McDermott 2018 Agreement is a three year and six month Employment Agreement wherein Mr. McDermott is to receive an annual base salary of $250,000. In addition, Mr. McDermott was awarded an option to acquire 700,000 shares of the Company’s Common Stock. Thirty three percent of the option award (233,333 options) was vested on July 1, 2018. The remaining options are to be vested at the rate of 233,333 shares and 233,334 shares, respectively, each on the subsequent anniversary dates of the date of the McDermott 2018 Agreement. Further, In the event of termination of employment due to change in control, as defined, Mr. McDermott will continue to receive his base salary for 24 months following the date of termination. In addition, the stock options will become fully vested as of the date of termination. In the event of termination during the initial three year term of the agreement without cause, Mr. McDermott will receive his base salary for the 18 month period after the date of termination. In the event of termination of employment due to death or disability, Mr. McDermott or his estate will continue to receive the base salary Mr. McDermott was receiving for six months following the date of termination and the stock options will become fully vested as of the date of termination.

On October 1, 2018, David Fidanza entered into an Employment Agreement (the ‘Fidanza 2018 Agreement’) with the Company. The Fidanza 2018 Agreement is a three year Employment Agreement wherein Mr. Fidanza is to receive an annual base salary of $115,000. In addition, Mr. Fidanza was awarded an option to acquire 300,000 shares of the Company’s Common Stock. Thirty three percent of the option award (100,000 options) was vested on October 1, 2018. The remaining options are to be vested at the rate of 100,000 shares each on the subsequent anniversary dates of the date of the Fidanza 2018 Agreement. Further, In the event of termination of employment due to change in control, as defined, Mr. Fidanza will continue to receive his base salary for six months following the date of termination. In addition, the stock options will become fully vested as of the date of termination. In the event of termination during the initial three year term of the agreement without cause, Mr. Fidanza will receive his base salary for the six month period after the date of termination. In the event of termination of employment due to death or disability, Mr. Fidanza or his estate will continue to receive the base salary Mr. Fidanza was receiving for six months following the date of termination and the stock options will become fully vested as of the date of termination.

On November 1, 2018, Murali Chakravarthi entered into an Employment Agreement (the ‘Chakravarthi 2018 Agreement’) with the Company. The Chakravarthi 2018 Agreement is a three year Employment Agreement wherein Mr. Chakravarthi is to receive an annual base salary of $120,000. In addition, Mr. Chakravarthi was awarded an option to acquire 300,000 shares of the Company’s Common Stock. Thirty three percent of the option award (100,000 options) was vested on October 1, 2018. The remaining options are to be vested at the rate of 100,000 shares each on the subsequent anniversary dates of the date of the Chakravarthi 2018 Agreement. Further, In the event of termination of employment due to change in control, as defined, Mr. Fidanza will continue to receive his base salary for six months following the date of termination. In addition, the stock options will become fully vested as of the date of termination. In the event of termination during the initial three year term of the agreement without cause, Mr. Chakravarthi will receive his base salary for the six month period after the date of termination. In the event of termination of employment due to death or disability, Mr. Chakravarthi or his estate will continue to receive the base salary Mr. Chakravarthi was receiving for six months following the date of termination and the stock options will become fully vested as of the date of termination.

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

12. ACQUISITIONS

Electro-Fish Media Inc.

On January 19, 2018, iCoreConnect Inc. acquired all of the outstanding common stock of Electro Fish Media Inc., a Texas corporation, in exchange for 3,400,000 shares of the Company's Common Stock.

Pursuant to the guidance in FASB Accounting Standards Codification (“ASC”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the Company performed a review of the essential elements of inputs, activities and outputs of the acquisition. The Company determined that the purchase of the Electro-Fish Media stock did not qualify as a business combination. The Company has recorded the $1,700,000 purchase price as an other non-operating expense in the accompanying Statement of Operations for the twelve months ended December 31, 2018.

ICDLogic LLC

On November 30, 2017 iCoreConnect Inc., acquired substantially all of the assets and business of ICDLogic LLC, a New York limited liability company, in exchange for 1,940,000 shares of the Company’s Common Stock, subject to adjustment, and the assumption of certain specified debts, liabilities and obligations of ICDLogic LLC, all upon the terms and conditions set forth in an Asset Purchase Agreement dated as of November 30, 2017 (the “ICDLogic Asset Purchase Agreement”).

Pursuant to the guidance in FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the Company performed a qualitative and quantitative assessment to determine the valuation of certain intangible assets and goodwill. Based on an independent third party valuation, we have included intangible assets of $710,000, including goodwill of $371,000, related to this acquisition.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of November 30, 2017:

Consideration Paid:
Common stock	$970,000
$970,000

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$5,000
Accounts receivable	41,000
Other intangible assets	710,000
Goodwill	371,000
Total assets acquired	1,127,000

Liabilities assumed:
Accounts payable	157,000
Total liabilities assumed	157,000

Net assets acquired	$970,000

The consideration paid was 1,940,000 shares of the Company's common stock valued at $0.50 per share. Separately identifiable intangible assets include technology and customer relationships and were valued by a third party valuation specialist. The technology and customer relationships were valued using discounted cash flow and replacement cost approaches.

13. RECAPITALIZATION

On March 30, 2017, stockholders of iCoreConnect Inc., holding not less than two-thirds of the outstanding shares of each of the Series A Preferred Stock of the Company and the Series B Preferred Stock of the Company, and holders of Common Stock of the Company (who, together with the holder of the Series A Preferred Stock and the Series B Preferred Stock are entitled to vote upon matters submitted to stockholders for a vote in the same manner and with the same effect as the holders of Common Stock, voting together on an as converted basis and, therefore, represent a majority of the voting power of the Company), as well as the holders of convertible debt of the Company (the “Convertible Debt Holders”) who held indebtedness of the Company convertible into shares of Common Stock of the Company (the “Convertible Debt”), entered into a Recapitalization Agreement (the ‘Recapitalization Agreement’) for the purpose of recapitalizing the Company (the ‘Recapitalization’).

The parties to the Recapitalization Agreement agreed that the Recapitalization would take place on such date as the Company would designate in a written notice to all of the parties to the Recapitalization Agreement (the “Recapitalization Date”). The Board of Directors designated June 30, 2017 as the Recapitalization Date and written notice thereof was given to all of the parties to the Recapitalization Agreement.

The Company had, as of June 30, 2017, 1,419,651,828 common shares outstanding prior to the Recapitalization event. The Company converted convertible debt with principal and accrued interest in the amount of $6,624,325 to 6,624,325,000 common shares prior to the conversion of the Preferred B shares. The Company converted 63 shares of Preferred B stock to 5,073,738,384 common shares prior to the conversion of Preferred A shares. The Company converted 35.75 Preferred A shares into 4,689,583,188 common shares prior to the reverse split. The reverse split converted 17,807,298,401 common shares into 10,000,000 new shares of the Company’s common stock. The Company then converted Bridge Loan debt with principal in the amount of $6,522,355 and accrued interest in the amount of $1,662,967 into 18,302,309 common shares to complete the Recapitalization, with total shares issued and outstanding of 28,302,309 as of June 30, 2017.

14.  SUBSEQUENT EVENTS

Since December 31, 2018, the Company has issued 2,067,802 shares of common stock, for the conversion of a $20,000 note payable and cash proceeds totaling $559,000.

On February 21, 2019, our Board of Directors granted 675,000 shares of restricted stock and 135,000 stock options with an exercise price of $ 0.15 per share to certain employees and directors of the Company.

On March 13, 2019, the Chief Financial Officer tendered and our Board of Directors accepted the resignation of our Chief Financial Officer for personal reasons. On March 18, 2019, the Company filed with the Securities and Exchange Commission with respect to the resignation of the Chief Financial Officer.  A copy of the Form 8-K filed with the Securities and Exchange Commission is attached.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the significant deficiency related to insufficient accounting personnel discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis.

In the course of completing its assessment of internal control over financial reporting as of December 31, 2018, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2019 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements included in this Form 10-K are listed in Item 8.

(b) Exhibits*:

Exhibit No.	Description
1.1

Certificate of Amended and Restated Articles of Incorporation of iMedicor, Inc. filed with the Secretary of State of the State of Nevada on June 29, 2017, effective June 30, 2017, changing the name of iMedicor, Inc. to iCoreConnect Inc. (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

1.2	Amended and Restated By-Laws of the Company as amended and restated on June 30, 2017, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
2.1

Asset Purchase Agreement dated as of November 30, 2017 between iCoreConnect Inc. and ICDLogic LLC, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

2.2

Stock Purchase Agreement dated as of January 19, 2018 among iCoreConnect Inc. and Christopher L. Elley and Cile L. Spelce, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

3.4

Executive Employment Agreement dated as of September 1, 2017 between iCoreConnect Inc. and Murali Chakravarthi, as amended, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

3.5

Executive Employment Agreement dated as of September 1, 2017 between iCoreConnect Inc. and David Fidanza, as amended, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

3.6

Executive Employment Agreement dated as of July 1, 2018 between iCoreConnect, Inc. and Robert McDermott, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

3.7	David Fidanza Employment Agreement dated October 1, 2018
3.8	Mularidar Chakravarthi Employment Agreement dated November 1, 2018
3.9	Executive Termination Agreement dated as of March 13, 2019 between iCoreConnect Inc. and Scott Malmanger
4.1	iCoreConnect Inc. 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
4.2	Form of Restricted Stock Award Agreement under the 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
4.3	iCoreConnect Inc. 2016 Incentive Bonus Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
4.4	David Fidanza Option Grant Agreement dated October 15, 2018
4.5	Muralidar Chakravarthi Option Grant Agreement dated November 1, 2018
5.1

Loan Agreement dated as of October 31, 2013 between iCoreConnect Inc. and Western State Bank, as amended, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

5.2

Lease Agreement dated October 17, 2017 between iCoreConnect Inc. and Lake Butler Plaza Properties, LLC., (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

5.3

Loan Agreement dated as of July 24, 2018 between iCoreConnect Inc. and Western State Bank, as amended, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

10.1	Fourth Amendment between iCoreConnect Inc. and United Healthcare Services Inc. dated December 19, 2018.
31.1	CEO Certification pursuant to rule 13a-14(a)
31.2	CFO Certification pursuant to rule 13a-14(a)
32.1	CEO Sarbanes Oxley certification
32.2	CFO Sarbanes Oxley certification

Notes to exhibits:

iCoreConnect Inc. will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Robert P McDermott	Chief Executive Officer,	April 1, 2019
Robert P McDermott	(Principal Executive Officer)

/s/ Scott A Malmanger	Chief Financial Officer	April 1, 2019
Scott A Malmanger	(Chief Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert P McDermott		April 1, 2019
Robert P McDermott	Director

/s/ JD Smith		April 1, 2019
JD Smith	Director

/s/ Jeff Stellinga		April 1, 2019
Jeff Stellinga	Director

/s/ Robert A DeSanti		April 1, 2019
Robert A DeSanti	Director

/s/ Samuel B Fortenbaugh III		April 1, 2019
Samuel B Fortenbaugh III	Director

