Form 10-Q
period 2019-03-31
iCoreConnect Inc.
filed 2019-05-13
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

As of May 3, 2019, there were 56,647,902 shares of the registrant’s common stock issued and outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2019

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$139,000	$1,000
Accounts receivable, net of allowance for doubtful accounts	122,000	224,000
Right of use lease asset - operating	64,000	-
Prepaid expenses	26,000	9,000
Total current assets	351,000	234,000

Property and equipment, net	9,000	11,000
Right of use lease asset - operating	34,000	-
Software development costs, net	550,000	535,000
Acquired technology, net	518,000	539,000
Goodwill and intangible assets, net	411,000	416,000
Total long-term assets	1,522,000	1,501,000

TOTAL ASSETS	$1,873,000	$1,735,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$650,000	$664,000
Line of credit	498,000	498,000
Operating lease liability	68,000	-
Current maturities of long-term debt	1,305,000	1,361,000
Total current liabilities	2,521,000	2,523,000

Long-term debt, net of current maturities	42,000	55,000
Operating lease liability	40,000	-
Deferred revenue	119,000	115,000
Total long-term liabilities	201,000	170,000

TOTAL LIABILITIES	2,722,000	2,693,000

STOCKHOLDERS' DEFICIT

Preferred Stock, Undesignated par value $.001; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $.001; 600,000,000 shares authorized; issued and outstanding: 53,472,238 as of March 31, 2019 and 50,864,131 as of December 31, 2018	53,000	51,000
Additional paid-in-capital	71,216,000	70,335,000
Accumulated deficit	(72,118,000)	(71,344,000)
TOTAL STOCKHOLDERS' DEFICIT	(849,000)	(958,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,873,000	$1,735,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Revenue	$280,000	$351,000
Cost of sales	88,000	106,000
Gross profit	192,000	245,000

Expenses
General and administrative	797,000	640,000
Depreciation and amortization	107,000	101,000
Total operating expenses	904,000	741,000

Loss from operations	(712,000)	(496,000)

Other expense
Interest expense	(49,000)	(54,000)
Other expense	-	(1,750,000)
Total other expense	(49,000)	(1,804,000)

Net loss	$(761,000)	$(2,300,000)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.06)

Weighted average number of shares, basic and diluted	52,210,810	38,485,689

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2018	34,318,198	$34,000	$64,856,000	$(66,154,000)	$(1,264,000)

Stock issued for cash	1,867,000	2,000	543,000	-	545,000
Stock issued for employee services	3,400,000	3,000	1,697,000	-	1,700,000
Stock compensation expense	-	-	31,000	-	31,000
Net loss	-	-	-	(2,300,000)	(2,300,000)
Balances at March 31, 2018	39,585,198	$39,000	$67,127,000	$(68,454,000)	$(1,288,000)

Balances at January 1, 2019	50,864,131	$51,000	$70,335,000	$(71,344,000)	$(958,000)

Cumulative adjustment for the adoption of a new accounting pronouncement (Note 6)	-	-	-	(13,000)	(13,000)
Stock issued for cash and conversion of notes payable	2,395,607	2,000	673,000	-	675,000
Stock compensation expense	-	-	55,000	-	55,000
Vesting of restricted stock	212,500	-	153,000	-	153,000
Net loss	-	-	-	(761,000)	(761,000)
Balances at March 31, 2019	53,472,238	$53,000	$71,216,000	$(72,118,000)	$(849,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(761,000)	$(2,300,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	1,000
Amortization	106,000	100,000
Shares issued for services	-	1,700,000
Change in allowance for doubtful accounts	-	2,000
Stock compensation expense	208,000	31,000
Decrease (increase) in:
Accounts receivable	102,000	(198,000)
Prepaid expenses	(17,000)	(5,000)
Right of use asset, net of lease liability	(3,000)	-
Accounts payable and accrued expenses	(14,000)	164,000
Deferred revenue	4,000	24,000
NET CASH USED IN OPERATING ACTIVITIES	(374,000)	(481,000)

INVESTING ACTIVITIES
Amounts paid for capitalized software development	(94,000)	(79,000)
NET CASH USED IN INVESTING ACTIVITIES	(94,000)	(79,000)

FINANCING ACTIVITES
Increase in bank overdraft	-	10,000
Payments on long term debt	(49,000)	(47,000)
Proceeds from issuance of common stock	655,000	545,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	606,000	508,000

NET INCREASE / (DECREASE) IN CASH	138,000	(52,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,000	52,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$139,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$36,000	$32,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019.

(In thousands except share amounts)

1. NATURE OF OPERATIONS

iCoreConnect Inc., (“iCoreConnect” or the “Company”), a Nevada corporation, builds cloud-based healthcare software. The Company’s focus presently is on four different revenue streams: (1) Customized EHR platform technology that is specifically tailored to provide specialized medical practices with a technology that conforms to workflows of a practice’s particular medical discipline such as ophthalmology, dentistry, orthopedic and other specialties, (2) iCoreConnect’s cloud-based exchange, the iCoreExchange, which allows physicians, patients and other members of the healthcare community to exchange patient specific healthcare information securely via the internet, while maintaining compliance with all current Health Insurance Portability and Accountability Act (“HIPAA”) regulations, (3) International Statistical Classification of Diseases and Related Health Problems (ICD) coding software, a medical classification list by the World Health Organization (WHO), and (4) iCoreConnect has developed a Meaningful Use Consulting Division assisting both medical and dental healthcare providers becoming compliant to ultimately qualify for federal incentive funds under the Federal Meaningful Use Incentive Funds Program. iCoreConnect’s integrated software and service offering enables doctors to meet the regulatory burden associated with secure HIPAA compliant medical records transport with no change in healthcare delivery workflows.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulation. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2018, which are included in the Company’s Annual Report filed on Form 10-K with the SEC on April 1, 2019. The accompanying condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10-K filed with the SEC.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three month period ended March 31, 2019, the Company generated an operating loss of $761,000. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $72,118,000, $849,000 and $2,170,000 at March 31, 2019, respectively. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $12,000 both at March 31, 2019 and December 31, 2018.

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

Software Development Costs and Acquired Software

The Company accounts for software development costs, including costs to develop software products or the software component of products to be sold to external users. In accordance with ASC 985-730, Computer Software Research and Development, research and planning phase costs are expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs are capitalized. We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be sold to external users and software acquired in a business combination are amortized based on current and projected future revenue for each product with an annual minimum equal to the straight-line amortization over three years.

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

Encrypted Secure email services are provided on a fee basis as software as a service (“SaaS”) arrangements and are recognized as revenue ratably over the contract terms beginning on the date our solutions are made available to the customer. The length of a period is monthly over which such customer has the right to use the Company’s SaaS Encrypted Secure email solution.

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

Stock-Based Compensation

The Company accounts for the granting of share purchase options using the fair value method whereby all awards are recorded at fair value on the date of the grant. Share based awards granted with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition is accrued if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options is expensed over their requisite service period with a corresponding increase to paid-in-capital. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in paid-in-capital, is recorded as an increase to common stock.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The guidance requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on January 1, 2019 using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. As a result of the adoption, the Company increased assets and liabilities by approximately $112,000 and $125,000, respectively, and decreased retained earnings on January 1, 2019 by $13,000.

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

In June 2018, the Financial Accounting Standards Board issued ASU No. 2018-07, “Compensation-Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting.” This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. ASU 2018-07 is effective for interim and annual periods beginning after December 15, 2018. The Company has implemented the guidance and determined the impact of the pronouncement on the financial statements did not have a significant impact on the financial statements.

The Company does not believe that any other issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

4. COMMON STOCK AND PREFERRED STOCK

Stock Issuances

During the three month period ended March 31, 2019, the Company issued 2,395,607 shares of common stock, for the conversion of a $20,000 note payable and cash proceeds totaling $655,000. The Company also issued 675,000 shares of restricted common stock as compensation to certain employees and directors for services performed, of which 212,500 shares have vested.

Stock Options

On February 21, 2019, our Board of Directors authorized the issuance of options to certain employees for 135,000 shares of Common stock, with an exercise price of $0.15, that vested upon issuance.

During the three month period ended March 31, 2019, no options to purchase shares of common stock granted to employees expired and no options were forfeited or exercised.

A summary of option activity for the three month period ended March 31, 2019, is presented below:

Options Outstanding			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term in Years	Value

Outstanding - January 1, 2019	1,356,157	$0.31	9.8	$-

Granted	135,000	$0.15	9.9
Exercised	-	$-
Forfeited/expired	-	$-
Balance outstanding - March 31, 2019	1,491,157	$0.29	9.6	$-

Exercisable - March 31, 2019	624,490	$0.28	9.1	$-

Nonvested Options			Weighted
			Average
		Weighted	Remaining
	Number	Average grant date	Years
	of Options	Fair Value	to vest
Nonvested - January 1, 2019	866,667	$0.13	1.6

Granted	135,000	$0.25
Vested	(135,000)	$0.25
Forfeited/expired	-
Nonvested - March 31, 2019	866,667	$0.13	1.4

5. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with significant features and enhancements during the three month period ended March 31, 2019 and has continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	March 31,	December 31,
	2019	2018

Development costs	$1,607,000	$1,513,000
Acquired technology	630,000	630,000
Less accumulated amortization	(1,169,000)	(1,069,000)
	$1,068,000	$1,074,000

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On November 15, 2017 the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provides for a one-year renewal term at the option of the Company. As of March 31, 2019, undiscounted future lease obligations for the office space are as follows:

Year Ended	Lease Amount

March 31, 2020	68,000
March 31, 2021	40,000
$108,000

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The Company adopted this standard using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. As a result of the adoption, the Company increased assets and liabilities by approximately $112,000 and $125,000, respectively, and decreased retained earnings on January 1, 2019 by $13,000.

In arriving at the operating lease liabilities as of March 31, 2019, we applied the weighted-average incremental borrowing rate of 11.9% over a weighted-average remaining lease term of 1.6 years. Lease costs for the three months ended March 31, 2019 were $14,000 and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 were $17,000.

As of March 31, 2019, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$108,000
Present value adjustment using incremental borrowing rate	(10,000)
Lease liabilities	$98,000

7. CONCENTRATION OF CREDIT RISK

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

Revenue concentrations for the three months ended March 31, 2019 and 2018 and the accounts receivable concentrations at March 31, 2019 and December 31, 2018, expressed as a percentage of the Company’s revenue and accounts receivable, respectively, are as follows:

	Net Sales for the three months ended	Net Sales for the three months ended	Accounts receivable at
	March 31,	March 31,	March 31,	December 31,
	2019	2018	2019	2018

Customer A	38%	22%	31%	15%
Customer B	19%	0%	45%	0%
Customer C	0%	23%	0%	0%
Customer D	0%	14%	0%	0%
Customer E	0%	10%	1%	0%
Customer F	0%	0%	0%	42%
Customer G	0%	0%	0%	14%

8. SUBSEQUENT EVENTS

Since March 31, 2019, the Company has issued 874,657 shares of common stock for cash proceeds totaling $241,000.

On April 30, 2019 iCoreConnect Inc., acquired substantially all of the assets of ClariCare Inc., an Indiana corporation, in exchange for $50,000 in cash and 2,301,007 shares of the Company’s Common Stock, subject to adjustment, and the assumption of certain specified liabilities and obligations of ClariCare Inc., all upon the terms and conditions set forth in an Asset Purchase Agreement dated as of April 30, 2019 (the “ClariCare Asset Purchase Agreement”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

About the Company

iCoreConnect Inc., a Nevada corporation (the “Company”), creates communication and practice management cloud-based healthcare software that allows our customers to share information at the highest level of security. We are a national provider of secure communications for high-compliance industries including healthcare and potentially for the financial and legal industries. Our software allows organizations and individuals to easily exchange information utilizing 2048-bit encryption in full compliance of current federal laws.

Financing

We are currently funding our business capital requirements through revenues from product sales and consulting services, sales of our common stock and debt arrangements. While we intend to seek additional funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

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

We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be marketed to external users are amortized based on current and projected future revenue for each product with an annual minimum equal to the straight-line amortization over three years.

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

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase /
	2019	2018	(Decrease)
Revenue	$280,000	$351,000	-20%
Cost of sales	88,000	106,000	-17%
General & administrative expense	797,000	640,000	25%
Depreciation & amortization	107,000	101,000	6%
Loss from operations	(712,000)	(496,000)	44%

Interest expense	(49,000)	(54,000)	-9%
Other Expense	-	(1,750,000)	-100%
Net loss	$(761,000)	$(2,300,000)	-67%

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Three Month Period Ended March 31, 2019 (“1Q 2019”) Compared to Three Month Period Ended March 31, 2018 (“1Q 2018”)

Revenues. Net revenues of $280,000 for the 1Q 2019 period decreased $71,000 or 20% compared to $351,000 for the 1Q 2018 period. The decrease was primarily due to a 57% decrease in EHR software revenues, somewhat offset by a 39% increase in iCoreCodeGenius revenues compared to the 1Q 2018 period.

Cost of sales. Cost of sales of $88,000 for the 1Q 2019 period decreased 17% compared to the 1Q 2018 period cost of sales of $106,000. The primary reason for the decrease was due to a decrease in software implementation wages and related expenses compared to the 1Q 2018 period.

General and administrative expenses. General and administrative expenses of $797,000 for the 1Q 2019 period increased $157,000 or 25% compared to $640,000 for the 1Q 2018 period. The increase was primarily due to a 31% increase in employee salaries and stock compensation expense and a 26% increase in professional and legal fees somewhat offset by a 91% decrease in advertising expenses compared to the 1Q 2018 period.

Depreciation and amortization expenses. Depreciation and amortization expenses of $107,000 for the 1Q 2019 period were $6,000 higher than the $101,000 for the 1Q 2018 period. The increase is primarily due to amortization of software development assets.

Interest Expense. Interest expense in the 1Q 2019 period of $49,000 was a decrease of $5,000 or 9% compared to $54,000 in the 1Q 2018 period. The decrease is due to a decrease of long term debt in 1Q 2019 compared to 1Q 2018.

Other Expense. Other expense in the 1Q 2018 period was related to the acquisition of Electro-Fish Media, Inc. in January 2018.

BALANCE SHEET TABLE

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

			Percentage
	March 31,	December 31,	Increase /
Balance Sheet Data	2019	2018	(Decrease)
Current assets	$351,000	$234,000	50%
Current liabilities	2,521,000	2,523,000	0%
Working capital (deficit)	(2,170,000)	(2,289,000)	-5%

Deferred revenue	119,000	115,000	3%

Weighted average common shares outstanding	52,210,810	44,622,040

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, capital expenditures and investments in research and development efforts. The change in our cash and cash equivalents balance is reflective of the following: We generated positive cash flow from financing activities during the three month period ending March 31, 2019 and cash from financing activities was used to fund operating activities, including investing in software product development and general and administrative expenses.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the three month periods ended March 31, 2019 and March 31, 2018 related to our operations:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018

Net cash used in operating activities	$(374,000)	$(481,000)

Net cash used in investing activities	(94,000)	(79,000)

Net cash provided by financing activities	606,000	508,000

Net Increase / (Decrease) in cash	138,000	(52,000)

Cash and cash equivalents at beginning of the period	1,000	52,000

Cash and cash equivalents at the end of the period	$139,000	$-

Operating Activities: Net cash used by operating activities for the three month period ending March 31, 2019 of $374,000 was $107,000 less than the $481,000 for the three month period ended March 31, 2018. The decrease in cash utilized by operating activities compared to the three month period March 31, 2018 was attributable to a $20,000 decrease in net loss and non cash adjustments to net loss and a $87,000 decrease in the cash impact of changes in operating assets and liabilities.

Investing Activities: Net cash used by investing activities for the three month period ending March 31, 2019 of $94,000 was primarily due to software development costs compared to $79,000 for the March 31, 2018 period. Future spending on investing activities is expected to be funded by additional issuance of common stock.

Financing Activities: Net cash provided by financing activities was $606,000 for the three month period ending March 31, 2019, due to the issuance of additional common stock compared to financing activities of $508,000 the three months ended March 31, 2018. Future cash provided by financing activities to meet capital spending requirements is expected to be funded by the issuance of additional shares of common stock.

Credit Facilities

Effective October 29, 2013, the Company entered into a revolving line of credit agreement in the amount of $250,000, which was increased to $500,000 on March 12, 2014 and $750,000 on September 9, 2014. The line of credit was reduced to $500,000 in May 2016 leaving $2,000 of availability as of March 31, 2019. The line of credit is collateralized by all assets of the Company and a guarantee by a stockholder of the Company. The line carries interest at the Wall Street Journal Prime rate + 1.0% with a floor rate of 6.5% (6.5% at March 31, 2019). Interest is payable monthly with all outstanding principal and interest due on July 15, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the significant deficiency related to insufficient accounting personnel discussed in our SEC filing on Form 10-K dated December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None

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

iCoreConnect, Inc. (Registrant)

Date: May 10, 2019	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Scott Malmanger
Scott Malmanger
Chief Financial Officer
(Principal Accounting Officer)

