Form 10-Q
period 2019-06-30
iCoreConnect Inc.
filed 2019-08-14
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 58,707,923 shares of the registrant’s common stock issued and outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2019

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$-	$1,000
Accounts receivable, net of allowance for doubtful accounts	191,000	224,000
Prepaid expenses	22,000	9,000
Total current assets	213,000	234,000

Property and equipment, net	8,000	11,000
Right of use lease asset - operating	82,000	-
Software development costs, net	582,000	535,000
Acquired technology, net	1,065,000	539,000
Goodwill and intangible assets, net	405,000	416,000
Total long-term assets	2,142,000	1,501,000

TOTAL ASSETS	$2,355,000	$1,735,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$773,000	$664,000
Line of credit	498,000	498,000
Operating lease liability, current portion	62,000	-
Current maturities of long-term debt	1,275,000	1,361,000
Total current liabilities	2,608,000	2,523,000

Long-term debt, net of current maturities	53,000	55,000
Operating lease liability, net of current portion	22,000	-
Deferred revenue	124,000	115,000
Total long-term liabilities	199,000	170,000

TOTAL LIABILITIES	2,807,000	2,693,000

STOCKHOLDERS' DEFICIT

Preferred Stock, Undesignated par value $0.001; Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 58,487,923 as of June 30, 2019 and 50,864,131 as of December 31, 2018	58,000	51,000
Additional paid-in-capital	72,364,000	70,335,000
Accumulated deficit	(72,874,000)	(71,344,000)
TOTAL STOCKHOLDERS' DEFICIT	(452,000)	(958,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,355,000	$1,735,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2019 AND 2018 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue	$305,000	$272,000	$585,000	$623,000
Cost of sales	76,000	122,000	164,000	228,000
Gross profit	229,000	150,000	421,000	395,000

Expenses
Selling, general and administrative	770,000	1,573,000	1,567,000	2,213,000
Depreciation and amortization	168,000	99,000	275,000	200,000
Total operating expenses	938,000	1,672,000	1,842,000	2,413,000
Loss from operations	(709,000)	(1,522,000)	(1,421,000)	(2,018,000)

Other expenses
Interest expense	(47,000)	(56,000)	(96,000)	(110,000)
Other expense	-	-	-	(1,750,000)
Total other expenses	(47,000)	(56,000)	(96,000)	(1,860,000)

Net loss	$(756,000)	$(1,578,000)	$(1,517,000)	$(3,878,000)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.10)

Weighted average number of shares, basic and diluted	56,566,028	42,249,367	54,400,450	40,377,925

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2018	34,318,198	$34,000	$64,856,000	$(66,154,000)	$(1,264,000)

Stock issued for cash	1,867,000	2,000	543,000	-	545,000
Stock issued for services	3,400,000	3,000	1,697,000	-	1,700,000
Stock compensation expense	-	-	31,000	-	31,000
Net loss	-	-	-	(2,300,000)	(2,300,000)
Balances at March 31, 2018	39,585,198	$39,000	$67,127,000	$(68,454,000)	$(1,288,000)

Stock issued for cash	2,173,215	2,000	732,000	-	734,000
Stock issued for services	3,366,440	3,000	871,000	-	874,000
Stock compensation expense	-	-	32,000	-	32,000
Net loss	-	-	-	(1,578,000)	(1,578,000)
Balances at June 30, 2018	45,124,853	$44,000	$68,762,000	$(70,032,000)	$(1,226,000)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2019	50,864,131	$51,000	$70,335,000	$(71,344,000)	$(958,000)

Cumulative adjustment for the adoption of a new accounting pronouncement (Note 6)	-	-	-	(13,000)	(13,000)
Stock issued for cash and conversion of notes payable	2,395,607	2,000	673,000	-	675,000
Stock compensation expense	212,500	-	208,000	-	208,000
Net loss	-	-	-	(761,000)	(761,000)
Balances at March 31, 2019	53,472,238	$53,000	$71,216,000	$(72,118,000)	$(849,000)

Stock issued for cash	1,600,152	2,000	425,000	-	427,000
Stock issued for services	66,666	-	17,000	-	17,000
Stock issued for acquisition of technology (Note 1)	2,301,007	2,000	573,000	-	575,000
Stock compensation expense	1,047,860	1,000	133,000	-	134,000
Net loss	-	-	-	(756,000)	(756,000)
Balances at June 30, 2019	58,487,923	$58,000	$72,364,000	$(72,874,000)	$(452,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITTIES:
Net loss	$(1,517,000)	$(3,878,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,000	2,000
Amortization of software development costs	272,000	198,000
Stock issued for services	17,000	-
Change in allowance for doubtful accounts	-	4,000
Stock compensation expense	342,000	2,640,000
Decrease (increase) in:
Accounts receivable	33,000	(196,000)
Prepaid expenses	(14,000)	1,000
Right of use asset, net of lease liability	(11,000)	-
Accounts payable and accrued expenses	109,000	211,000
Deferred revenue	9,000	34,000
NET CASH USED IN OPERATING ACTIVITIES	(757,000)	(984,000)

INVESTING ACTIVITIES
Amount paid for acquisition of ClariCare software	(50,000)	-
Amounts paid for capitalized software development costs	(208,000)	(161,000)
NET CASH USED IN INVESTING ACTIVITIES	(258,000)	(161,000)

FINANCING ACTIVITES
Proceeds from long term debt	-	20,000
Payments on long term debt	(68,000)	(62,000)
Proceeds from issuance of common stock	1,082,000	1,230,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,014,000	1,188,000

NET (DECREASE) / INCREASE IN CASH	(1,000)	43,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,000	52,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$-	$95,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$72,000	$77,000
Stock issued for acquisition of technology	$575,000	$-
Stock issued for conversion of notes payable	$20,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(All amounts rounded to the nearest thousand except share amounts)

1. NATURE OF OPERATIONS

iCoreConnect, Inc., (the “Company”) a Nevada Corporation, builds secure cloud-based communications systems, focused on healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education fields. iCoreConnect’s iCoreExchange (Health Information Exchange), allows providers and health care professionals to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations and the current Direct protocol. Our solutions allow providers and health care professionals to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost effectively exchange and share patient medical information. iCoreConnect Inc., creates communication and practice management software that allows you to share information at the highest level of security and is a national provider of secure communications for high compliance industries. Our software allows organizations and individuals to easily exchange information utilizing 2048-bit encryption in full compliance of current federal laws. The Company currently designs, engineers and sells cloud-based software for the healthcare industry, with potential application in other industries with a need for secure information communication compliance. Due to current HIPAA regulations, providers and health care professionals have been prohibited from electronically exchanging unencrypted personal health information. Until recently, there was no cost-effective platform for transferring this information in a HIPAA compliant environment. We set out to solve this problem. The Company markets several products under the iCoreConnect umbrella which solve several industry problems.

We provide customizable secure cloud-based software. iCoreConnect currently markets six different software products: iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental and iCoreExam.

On April 30, 2019 iCoreConnect, Inc. acquired technology and other certain assets of ClariCare Inc., an Indiana corporation, in exchange for (i) $50,000 in cash, (ii) 2,301,007 shares of the Company’s common stock, subject to adjustment, and (iii) the assumption of a company credit card balance not to exceed $23,000, all upon the terms and conditions set forth in the Asset Purchase Agreement dated as of April 30, 2019 (the “ClariCare Asset Purchase Agreement”) filed in the Company’s Form 8-K with the SEC. The Company is required to issue additional shares on September 30, 2020 if the stock price is less than $1.49 per share as of that date. ClariCare has created cloud-based dental analytics and practice management software to provide dentists and providers to the dental market the modern tools to run their practices more efficiently and effectively and is a complement to our current dental market product offering.

The Company accounted for the ClariCare Asset Purchase Agreement as an asset acquisition under ASC 805, which provides guidance for asset acquisitions. Under the guidance, if substantially all of the acquisition is made up of one asset or similar assets, then the acquisition is an asset acquisition. The Company believes the assets acquired from ClariCare are similar and consider them all to be acquired technology (See Note 5). Further, the Company does not believe the acquired technology constitutes a business as defined under ASC 805.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2018, which are included in the Company’s Annual Report filed on Form 10-K with the SEC on April 1, 2019. The accompanying condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

The results of operations for the six month period ended June 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10-K filed with the SEC.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the six month period ended June 30, 2019 the Company generated an operating loss of $1,517,000. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $72,874,000, $452,000 and $2,395,000 at June 30, 2019, respectively. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $12,000 at both June 30, 2019 and December 31, 2018.

Property, Equipment and Depreciation

Property, equipment, and leasehold improvements are recorded at their historical cost. Depreciation and amortization have been determined using the straight-line method over the estimated useful lives of the assets which are computers and office equipment (3 years) and for office furniture and fixtures (7 years).

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

Impairment of Long-Lived Assets

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

Goodwill

Goodwill acquired in a business combination is not amortized, but is tested for impairment annually or between annual tests when an impairment indicator exists. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than its carrying value, we must determine the amount of implied goodwill that would be established if the reporting unit were hypothetically acquired on the impairment test date. If the carrying amount of a reporting unit’s goodwill exceeds the amount of implied goodwill, an impairment loss equal to the excess would be recorded. The recoverability of indefinite lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded.

Revenue Recognition

The Company has three primary sources of revenue:

•	Electronic Health Records (EHR) licenses and rental services
•	Encrypted Secure & HIPPA Compliant email services (“Encrypted Secure email”)
•	ICD Coding Software

Revenue from EHR software licensing arrangements include private cloud hosting services and post contract support provided to clients that have purchased a perpetual or specific term license to the EHR software solution and have contracted with the Company to host the software. These arrangements provide the client with a contractual right to take possession of the software at any time during the private cloud hosting period and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. The Company recognizes revenue from the sale of its EHR software license at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

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

Encrypted Secure email services are provided on a fee basis as software as a service (“SaaS”) arrangements and are recognized as revenue ratably over the annual contract terms beginning on the date our solutions are made available to the customer.

ICD coding services are provided on a fee basis as SaaS arrangements and are recognized as revenue ratably over the contract terms beginning on the date the Company’s solutions are made available to the customer. The length of a customer service period varies from multi-year annually renewed to monthly over which such customer has the right to use the Company’s ICD coding software solution.

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the period or year in which incurred. Advertising costs were $23,000 and $26,000, for the six month period ended June 30, 2019 and 2018, respectively.

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

Stock-Based Compensation

The Company accounts for the granting of share purchase options using the fair value method whereby all awards are recorded at fair value on the date of the grant. Share based awards granted with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition is accrued if it is probable that the performance condition will be achieved. Compensation costs for stock-based payments that do not include performance conditions are recognized on a straight-line basis over the requisite service period. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

The fair value of restricted stock units issued are determined by the Company based on the estimated fair value of the Company’s common stock. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the agreement. The Company estimates the volatility of its common stock at the date of grant based on its historical stock prices. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

 Options granted during the six months ended June 30, 2019 were vested using the following assumptions:

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

In July 2017, the Financial Accounting Standards Board issued ASU No. 2017-11, “Accounting for Certain Financial Instruments with Down Round Features” (“Topic 480”). This update changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. ASU 2017-11 is effective for interim and annual periods beginning after December 15, 2018. The Company has evaluated the impact of the pronouncement on the financial statements and has determined that it did not have a significant impact on the financial statements.

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

4. COMMON STOCK AND PREFERRED STOCK

Stock Issuances

During the six month period ended June 30, 2019, the Company issued 3,995,759 shares of common stock for the conversion of a $20,000 note payable and cash proceeds totaling $1,082,000. The Company also issued 675,000 shares of restricted common stock as compensation to certain employees and directors for services performed of which 212,500 shares have vested. In addition, a total of 1,047,860 shares vested from an issuance in 2018. The Company also issued 66,666 shares relating to a Settlement Agreement with our former CFO. Lastly, the Company issued 2,301,007 shares of common stock to acquire technology and other certain assets from ClariCare (See Note 1).

Stock Options

On February 21, 2019, our Board of Directors authorized the issuance of options to certain employees to purchase 135,000 shares of Common stock, at an exercise price of $0.15, that vested upon issuance. During the six month period ended June 30, 2019, no options expired or were exercised and 25,000 options were forfeited. A summary of option activity for the six month period ended June 30, 2019, is presented below:

			Weighted
Options Outstanding			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Options	Price	Years	Value

Outstanding - January 1, 2019	1,356,157	$0.31	9.8	$-

Granted	135,000	$0.15	9.7
Exercised	-	$-
Forfeited	(25,000)	$0.15
Balance outstanding - June 30, 2019	1,466,157	$0.29	9.3	$-

Exercisable - June 30, 2019	599,490	$0.27	8.8	$-

Nonvested Options			Weighted
		Weighted	Average
		Average	Remaining
	Number	grant date	Years
	of Options	Fair Value	to Vest

Nonvested - January 1, 2019	866,667	$0.13	1.6

Granted	135,000	$0.15
Vested	(135,000)	$0.15
Forfeited/expired	-
Nonvested - June 30, 2019	866,667	$0.13	1.1

5. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with significant features and enhancements during the six month period ended June 30, 2019 and has continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	June 30,	December 31,
	2019	2018

Development costs	$1,721,000	$1,513,000
Acquired technology	1,255,000	630,000
Less accumulated amortization	(1,329,000)	(1,069,000)
	$1,647,000	$1,074,000

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On November 15, 2017 the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provides for a one-year renewal term at the option of the Company. As of June 30, 2019, undiscounted future lease obligations for the office space are as follows:

Year Ended	Lease Amount

June 30, 2020	$68,000
June 30, 2021	23,000
$91,000

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. In arriving at the right of use lease asset as of January 1, 2019, we applied the weighted-average incremental borrowing rate of 11.9% over a weighted-average remaining lease term of 1.6 years. The Company adopted this standard using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. As a result of the adoption, the Company increased assets and liabilities by approximately $112,000 and $125,000, respectively, and decreased retained earnings on January 1, 2019 by $13,000.

Lease costs for the six months ended June 30, 2019 were $27,000 and cash paid for amounts included in the measurement of lease liabilities for the six month ended June 30, 2019 were $34,000. As of June 30, 2019, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$91,000
Present value adjustment using incremental borrowing rate	(7,000)
Lease liabilities	$84,000

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

Revenue concentrations for the six months ended June, 2019 and 2018 and the accounts receivable concentrations as of June 30, 2019 and December 31, 2018, expressed as a percentage of the Company’s revenue and accounts receivable, respectively, are as follows:

	Net Sales
	For The Six Months Ended		Accounts Receivable at
	June 30,	June 30,	June 30,	December 31,
	2019	2018	2019	2018

Customer A	37%	30%	21%	18%
Customer B	0%	14%	0%	26%
Customer C	1%	14%	1%	27%
Customer D	1%	5%	0%	10%
Customer E	10%	0%	33%	0%
Customer F	8%	0%	26%	0%

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

On April 30, 2019 iCoreConnect, Inc. acquired technology and certain assets from ClariCare, Inc. ClariCare has created cloud-based dental analytics and practice management software which empower dentists and providers to run their practices more efficiently and effectively. The acquisition of ClariCare’s technology, now being marketed and further developed as iCoreHuddle, deepens our portfolio of SaaS based products and has the following functionality:

1) Analytics and KPI’s - The software connects to a customer’s Practice Management System and provides simple access to their patient financials, consolidated patient history, and scheduling opportunities. This daily dashboard ensures that your clinical team and front office are always in sync and prepared. The software provides real time KPIs and provides this information in a viewer friendly dashboard allowing the team a view of practice goals and real time access to metrics that will boost their performance.

2) Insurance Eligibility Verification - Denied dental claims are routinely linked to eligibility issues – and many of those errors are rooted in either a failure to check eligibility, or the use of inaccurate data. iCoreHuddle brings connectivity to every commercial and government payer in the country, with a detailed explanation of benefits generated for patients before they come into office. We also make reactivation campaigns more effective by verifying benefits prior to patient outreach.

3) Prescription Drug Monitoring - While primary care physicians prescribe the majority of opioids, dentists prescribe them at a higher rate – and are the second highest prescribers of opioids overall. As state legislatures look at ways to combat the opioid crisis, making prescribers accountable for scripts that go out their door is a priority. With iCoreHuddle’s clinical integration into multi-state prescription drug monitoring databases, the software automates the process of checking for risk factors and provides a risk score in a dashboard that is easily identifiable to the doctor to make sound clinical decisions on Controlled Substances prescriptions.

Financing

We are currently funding our business capital requirements through revenues from product sales and consulting services, sales of our common stock, and debt arrangements. While we intend to seek additional funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

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

We have three primary sources of revenue:

•	Electronic Health Records (EHR) licenses
•	Encrypted & HIPAA Compliant Secure email
•	ICD Coding Software

Revenue from EHR software licensing arrangements include private cloud hosting services provided to clients that have purchased a perpetual or specific term license to our EHR software solution and have contracted with us to host the software. These arrangements provide the client with a contractual right to take possession of the software at any time during the private cloud hosting period without significant penalty and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. Private cloud hosting services are not deemed to be essential to the functionality of the software. The Company recognizes revenue from the sale of its EHR software license at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

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

Encrypted Secure email services are provided on a fee basis as software as a service (“SaaS”) arrangement and are recognized as revenue ratably over the annual contract terms beginning on the date our solutions are made available to clients.

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

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2019	2018	% Incr/(Decr)	2019	2018	% Incr/(Decr)
Revenues	$305,000	$272,000	12%	$585,000	$623,000	-6%
Cost of sales	76,000	122,000	-38%	164,000	228,000	-28%
Gross profit (deficit)	229,000	150,000		421,000	395,000

Expenses
Selling, General and administrative	770,000	1,573,000	-51%	1,567,000	2,213,000	-29%
Depreciation and amortization	168,000	99,000	70%	275,000	200,000	38%
Total operating expenses	938,000	1,672,000	-44%	1,842,000	2,413,000	-24%
Loss from operations	(709,000)	(1,522,000)	-53%	(1,421,000)	(2,018,000)	-30%

Other expense
Interest expense	(47,000)	(56,000)	-16%	(96,000)	(110,000)	-13%
Other expense	-	-	-	-	(1,750,000)	-100%
Total other expense	(47,000)	(56,000)	-16%	(96,000)	(1,860,000)	-95%
Net loss	$(756,000)	$(1,578,000)	-52%	$(1,517,000)	$(3,878,000)	-61%

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Three Month Period Ended June 30, 2019 (“2Q 2019”) Compared to Three Month Period Ended June 30, 2018 (“2Q 2018”)

Revenues. Net revenues of $305,000 for the 2Q 2019 period increased $33,000 or 12% compared to $272,000 for the 2Q 2018 period. The increase between periods was primarily due to SaaS revenues increasing $22,000 combined with $5,000 of revenue from new sources.

Cost of sales. Cost of sales of $76,000 for the 2Q 2019 period decreased $46,000 or 38% compared to $122,000 for the 2Q 2018 period. The decrease between periods was due primarily to a $30,000 reduction in IT development wages being classified as a cost of sales along with more of the outsourced programming costs being capitalized onto the Balance Sheet.

Selling, general and administrative expenses. Selling, general and administrative expenses of $770,000 for the 2Q 2019 period decreased $803,000 or 51% compared to $1,573,000 for the 2Q 2018 period. The decrease between periods was primarily due to a decrease of $630,000 in stock compensation expense, an $85,000 decrease in stock issued for services expense and a $41,000 decrease in Legal and Professional fees.

Depreciation and amortization expenses. Depreciation and amortization expenses of $168,000 for the 2Q 2019 period increased $69,000 or 70% compared to $99,000 for the 2Q 2018 period. The increase between periods was primarily due to $22,000 in increased quarterly amortization with respect to the ICD Logic acquisition to reflect a change to three (3) years of remaining useful life from the previous six (6) years. We also effectively doubled our Acquired Technology assets with the acquisition of technology from ClariCare during the quarter (as discussed previously in “Nature of Operations”), thus resulting in a quarterly increase in the related amortization expense of $35,000 starting in Q2 2019.

Interest Expense. Interest expense of $47,000 for the 2Q 2019 period decreased $9,000 or 16% compared to $56,000 in the 2Q 2018 period. The decrease between periods was primarily due to an $11,000 decrease in quarterly interest expense resulting from the 4Q 2018 payoff of a Stockholder Convertible note.

Other Expense. There was no other expense in either 2Q 2019 nor 2Q 2018.

Six Month Period Ended June 30, 2019 Compared to Six Month Period Ended June 30, 2018

Revenues. Net revenues of $585,000 for the six month period ended June 30, 2019 decreased $38,000 or 6% when compared to net revenues of $623,000 for the six month period ended June 30, 2018. The decrease between periods was primarily due to a $97,000 decrease in EHR software revenues somewhat offset by a $59,000 increase in SaaS revenues.

Cost of sales. Cost of sales of $164,000 for the six month period ended June 30, 2019 decreased $64,000 or 28% when compared to cost of sales of $228,000 for the six month period ended June 30, 2018. The decrease between periods was due to an additional $27,000 of expense getting capitalized and recorded on the Balance Sheet for the six month period ended June 30, 2018 combined with a one-time expense of $24,000 for the six month period ended June 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses of $1,567,000 for the six month period ended June 30, 2019 decreased $646,000 or 29% when compared to selling, general and administrative expenses of $2,213,000 for the six month period ended June 30, 2018. The decrease between periods was primarily due to a decrease of $480,000 in stock compensation expense, a $58,000 decrease in stock issued for services expense and a $20,000 decrease in Legal and Professional fees.

Depreciation and amortization expenses. Depreciation and amortization expenses of $275,000 for the six month period ended June 30, 2019 increased $75,000 or 38% when compared to the depreciation and amortization expenses of $200,000 for the six month period ended June 30, 2018. The increase between periods was primarily due to $22,000 in increased quarterly amortization with respect to the ICD Logic acquisition to reflect a change to three (3) years of remaining useful life from the previous six (6) starting in Q2 2019. We also effectively doubled our Acquired Technology assets with the acquisition of technology from ClariCare during the 2Q 2019 (as discussed previously in “Nature of Operations”) thus resulting in a quarterly increase in amortization expense of $35,000 starting in 2Q 2019.

Interest Expense. Interest expense of $96,000 for the six month period ended June 30, 2019 decreased $14,000 or 13% when compared to interest expense of $110,000 for the six month period ended June 30, 2018. The decrease between periods was primarily due to an $11,000 decrease in quarterly interest expense resulting from the 4Q 2018 payoff of a Stockholder Convertible note.

Other Expense. Other expense of $0 for the six month period ended June 30, 2019 decreased $1,750,000 or 100% when compared to other expense of $1,750,000 for the six month period ended June 30, 2018. The decrease between periods was due to the acquisition of Electro-Fish Media, Inc. in January, 2018.

LIQUIDITY AND CAPITAL

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our equity and debt raises, revenues, cash collections from our clients, capital expenditures, and investments in research and development. The following table summarizes the impact of operating, investing and financing activities on our cash flows for the six month periods ended June 30, 2019 and 2018 related to our operations:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018
Net cash used in operating activities	$(757,000)	$(984,000)

Net cash used in investing activities	(258,000)	(161,000)

Net cash provided by financing activities	1,014,000	1,188,000

Net Increase / (Decrease) in cash	(1,000)	43,000

Cash and cash equivalents at the beginning of the period	1,000	52,000

Cash and cash equivalents at the end of the period	$-	$95,000

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Operating Activities: Net cash used by operating activities of $757,000 for the six month period ended June 30, 2019 was $227,000 less than the $984,000 cash used by operations for the six month period ended June 30, 2018. The decrease in cash utilized by operating activities compared to the six month period ended June 30, 2018 was attributable to a $151,000 decrease in net loss and non-cash adjustments to net loss combined with an $76,000 decrease in the cash impact of changes in operating assets and liabilities. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities of $258,000 for the six month period ended June 30, 2019 was $97,000 more than the $161,000 cash used by investing activities for the six month period ended June 30, 2018. This was due to an increase of $47,000 in software development spending combined with the cash of $50,000 paid as part of the consideration to acquire technology from ClariCare. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $1,014,000 for the six month period ended June 30, 2019 was $174,000 less than the $1,188,000 cash provided by financing activities for the six month period ended June 30, 2018 primarily because $148,000 less cash being raised from the issuance of common stock.

Credit Facilities

The Company has a revolving line of credit agreement in the amount of $500,000 which has an outstanding balance of $498,000 as of June 30, 2019. The line carries interest at the Wall Street Journal Prime rate + 1% with a floor rate of 6.5% (6.5% at June 30, 2019). All outstanding principal and interest under the line of credit was due and payable on July 15, 2019. The line is collateralized by all assets of the Company. In August 2019 the counterparty to the line of credit agreement sold its interest in the line to a limited liability company (LLC) of which at least one shareholder of the Company is a member. The LLC is now requesting repayment of the outstanding balance. The Company is currently negotiating with the LLC to satisfy its obligation under the line of credit on terms commercially acceptable to both the Company and the LLC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, currently filling the role of Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the significant deficiency related to insufficient accounting personnel discussed in our SEC filing on Form 10-K dated December 31, 2018, he has concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time, may be a party to various litigation, claims and disputes, arising in the ordinary course of business. While the ultimate impact of such actions cannot be predicted with certainty, we believe the outcome of these matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See above discussion under “Credit Facilities”.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCoreConnect, Inc. (Registrant)

Date: August 13, 2019	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Robert McDermott
Robert McDermott
Acting Chief Financial Officer
(Acting Principal Accounting Officer)

