Form 10-Q
period 2019-09-30
iCoreConnect Inc.
filed 2019-11-14
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

Commission file number: 000-52765

iCoreConnect Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-4182867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13506 Summerport Village Pkwy #160, Windermere, FL 34786

(Address of principal executive offices) (Zip Code)

(888) 810-7706

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2019, there were 63,967,923 shares of the registrant’s common stock issued and outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$31,000	$1,000
Accounts receivable, net of allowance for doubtful accounts	110,000	224,000
Prepaid expenses	97,000	9,000
Total current assets	238,000	234,000

Property and equipment, net	7,000	11,000
Right of use lease asset - operating	68,000	-
Software development costs, net	587,000	535,000
Acquired technology, net	988,000	539,000
Goodwill and intangible assets, net	399,000	416,000
Total long-term assets	2,049,000	1,501,000

TOTAL ASSETS	$2,287,000	$1,735,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$483,000	$664,000
Line of credit	-	498,000
Operating lease liability, current portion	64,000	-
Current maturities of long-term debt	1,285,000	1,361,000
Total current liabilities	1,832,000	2,523,000

Long-term debt, net of current maturities	47,000	55,000
Operating lease liability, net of current portion	6,000	-
Deferred revenue	114,000	115,000
Total long-term liabilities	167,000	170,000

TOTAL LIABILITIES	1,999,000	2,693,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Undesignated par value $0.001; Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 63,867,923 as of September 30, 2019 and 50,864,131 as of December 31, 2018	64,000	51,000
Additional paid-in-capital	73,842,000	70,335,000
Accumulated deficit	(73,618,000)	(71,344,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	288,000	(958,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,287,000	$1,735,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Revenue	$225,000	$271,000	$810,000	$893,000
Cost of sales	83,000	130,000	247,000	359,000
Gross profit	142,000	141,000	563,000	534,000

Expenses
Selling, general and administrative	741,000	606,000	2,310,000	2,817,000
Depreciation and amortization	190,000	100,000	464,000	300,000
Total operating expenses	931,000	706,000	2,774,000	3,117,000
Loss from operations	(789,000)	(565,000)	(2,211,000)	(2,583,000)

Other
Interest expense	(109,000)	(59,000)	(204,000)	(169,000)
Other (expense) income	-	8,000	-	(1,742,000)
Gain on cacellation of liabilities	154,000	-	154,000	-
Total other	45,000	(51,000)	(50,000)	(1,911,000)

Net loss	$(744,000)	$(616,000)	$(2,261,000)	$(4,494,000)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.11)

Weighted average number of shares, basic and diluted	60,737,967	47,379,032	56,536,170	42,708,594

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at January 1, 2018	34,318,198	$34,000	$64,856,000	$(66,154,000)	$(1,264,000)

Stock issued for cash	1,867,000	2,000	543,000	-	545,000
Stock issued for services	3,400,000	3,000	1,697,000	-	1,700,000
Stock compensation expense	-	-	31,000	-	31,000
Net loss	-	-	-	(2,300,000)	(2,300,000)
Balances at March 31, 2018	39,585,198	$39,000	$67,127,000	$(68,454,000)	$(1,288,000)

Stock issued for cash	2,173,215	2,000	732,000	-	734,000
Stock issued for services	3,366,440	3,000	871,000	-	874,000
Stock compensation expense	-	-	32,000	-	32,000
Net loss	-	-	-	(1,578,000)	(1,578,000)
Balances at June 30, 2018	45,124,853	$44,000	$68,762,000	$(70,032,000)	$(1,226,000)

Stock issued for cash	4,191,111	4,000	1,066,000	-	1,070,000
Stock compensation expense	-	-	78,000	-	78,000
Net loss	-	-	-	(616,000)	(616,000)
Balances at September 30, 2018	49,315,964	$48,000	$69,906,000	$(70,648,000)	$(694,000)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2019	50,864,131	$51,000	$70,335,000	$(71,344,000)	$(958,000)

Cumulative adjustment for the adoption of a new accounting pronouncement (Note 6)	-	-	-	(13,000)	(13,000)
Stock issued for cash and conversion of notes payable	2,395,607	2,000	673,000	-	675,000
Stock compensation expense	212,500	-	208,000	-	208,000
Net loss	-	-	-	(761,000)	(761,000)
Balances at March 31, 2019	53,472,238	$53,000	$71,216,000	$(72,118,000)	$(849,000)

Stock issued for cash	1,600,152	2,000	425,000	-	427,000
Stock issued for services	66,666	-	17,000	-	17,000
Stock issued for acquisition of technology (Note 1)	2,301,007	2,000	573,000	-	575,000
Stock compensation expense	1,047,860	1,000	133,000	-	134,000
Net loss	-	-	-	(756,000)	(756,000)
Balances at June 30, 2019	58,487,923	$58,000	$72,364,000	$(72,874,000)	$(452,000)

Stock issued for cash	5,380,000	6,000	1,344,000	-	1,350,000
Stock compensation expense	-	-	134,000	-	134,000
Net loss	-	-	-	(744,000)	(744,000)
Balances at September 30, 2019	63,867,923	$64,000	$73,842,000	$(73,618,000)	$288,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITTIES:
Net loss	$(2,261,000)	$(4,494,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,000	3,000
Amortization of software development costs	460,000	296,000
Gain on cancellation of liabilities	(154,000)	-
Stock issued for services	17,000	-
Change in allowance for doubtful accounts	-	3,000
Stock compensation expense	476,000	2,715,000
Decrease (increase) in:
Accounts receivable	114,000	(111,000)
Prepaid expenses	(88,000)	5,000
Right of use asset, net of lease liability	(11,000)	-
Accounts payable and accrued expenses	(48,000)	(38,000)
Deferred revenue	(1,000)	40,000
NET CASH USED IN OPERATING ACTIVITIES	(1,492,000)	(1,581,000)

INVESTING ACTIVITIES
Amount paid for acquisition of ClariCare software	(50,000)	-
Amounts paid for capitalized software development costs	(298,000)	(251,000)
NET CASH USED IN INVESTING ACTIVITIES	(348,000)	(251,000)

FINANCING ACTIVITES
Proceeds from debt	75,000	-
Payments on debt	(637,000)	(92,000)
Proceeds from issuance of common stock	2,432,000	2,349,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,870,000	2,257,000

NET INCREASE IN CASH	30,000	425,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,000	52,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$31,000	$477,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$170,000	$125,000
Stock issued for acquisition of technology	$575,000	$-
Stock issued for conversion of notes payable	$20,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(All amounts rounded to the nearest thousand except share amounts)

1. NATURE OF OPERATIONS

iCoreConnect, Inc., (the "Company") a Nevada Corporation, builds secure cloud-based communications systems, focused on healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education fields. iCoreConnect’s iCoreExchange (Health Information Exchange), allows providers and health care professionals to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations and the current Direct protocol. Our solutions allow providers and health care professionals to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost effectively exchange and share patient medical information. iCoreConnect Inc., creates communication and practice management software that allows you to share information at the highest level of security and is a national provider of secure communications for high compliance industries. Our software allows organizations and individuals to easily exchange information utilizing 2048-bit encryption in full compliance of current federal laws. The Company currently designs, engineers and sells cloud-based software for the healthcare industry, with potential application in other industries with a need for secure information communication compliance. Due to current HIPAA regulations, providers and health care professionals have been prohibited from electronically exchanging unencrypted personal health information. Until recently, there was no cost-effective platform for transferring this information in a HIPAA compliant environment. We set out to solve this problem. The Company markets several products under the iCoreConnect umbrella which solve several industry problems.

We provide customizable secure cloud-based software. iCoreConnect currently markets six different software products: iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental and iCoreExam.

On April 30, 2019 iCoreConnect Inc., acquired technology and other certain assets of ClariCare Inc., an Indiana corporation, in exchange for (i) $50,000 in cash, (ii) 2,301,007 shares of the Company’s common stock, subject to adjustment, and (iii) the assumption of a company credit card balance not to exceed $23,000, all upon the terms and conditions set forth in the Asset Purchase Agreement dated as of April 30, 2019 (the “ClariCare Asset Purchase Agreement”) filed in the Company’s Form 8-K with the SEC. The Company is required to issue additional shares on September 30, 2020 if the stock price is less than $1.49 per share as of that date. ClariCare has created cloud-based dental analytics and practice management software to provide dentists and providers to the dental market the modern tools to run their practices more efficiently and effectively and is a complement to our current dental market product offering.

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

The results of operations for the nine month period ended September 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10-K filed with the SEC.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine month period ended September 30, 2019 the Company generated an operating loss of $2,211,000. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $73,618,000, $288,000 and $1,594,000 respectively at September 30, 2019. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

The Company had a revolving line of credit agreement in the amount of $500,000 which had an outstanding balance of $498,000 as of June 30, 2019. All outstanding principal and interest under the line of credit was due and payable on July 15, 2019. In August 2019 the counterparty to the line of credit agreement sold its interest in the line to a limited liability company (LLC) of which at least one shareholder of the Company is a member. In September 2019 the amount owing to the LLC was paid in full and the Company was released of all of its obligations under the line of credit.

In August 2019 the Company signed a $78,000 convertible promissory note due twelve (12) months after issuance (the "Note") and received $75,000 net of closing fees. Interest at 10% per annum shall not be due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the Note shall be convertible into common stock of the Company ("Common Stock"). The conversion price shall be subject to a discount of 39%. The conversion price shall be determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the Note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The Note Holder will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $12,000 at both September 30, 2019 and December 31, 2018.

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

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the period or year in which incurred. Advertising costs were $31,000 and $33,000, for the nine month period ended September 30, 2019 and 2018, respectively.

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

The fair value of restricted stock units issued are determined by the Company based on the estimated fair value of the Company’s common stock. The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the date of the agreement. The Company estimates the volatility of its common stock at the date of grant based on its historical stock prices. The Company determines the expected life based on the Simplified Method as allowed by SAB 107. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Options granted during the nine months ended September 30, 2019 were vested using the following assumptions:

Expected Term (years)	2 years
Weighted average volatility	100%
Weighted average risk free rate	2.76%
Expected dividends	$0

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The guidance requires adoption using a modified retrospective transition approach with either: 1) periods prior to the adoption date being recast, or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on January 1, 2019 using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. As a result of the adoption, the Company increased assets and liabilities by approximately $112,000 and $125,000, respectively, and decreased retained earnings on January 1, 2019 by $13,000.

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

4. COMMON STOCK AND PREFERRED STOCK

Stock Issuances

During the nine month period ended September 30, 2019, the Company issued 9,375,759 shares of common stock for the conversion of a $20,000 note payable and cash proceeds totaling $2,432,000. The Company also issued 675,000 shares of restricted common stock as compensation to certain employees and directors for services performed of which 212,500 shares have vested. In addition, a total of 1,047,860 shares vested from an issuance of restricted common stock in 2018. The Company also issued 66,666 shares relating to a Settlement Agreement with our former CFO. Lastly, the Company issued 2,301,007 shares of common stock to acquire technology and other certain assets from ClariCare (See Note 1).

Stock Options

On February 21, 2019, our Board of Directors authorized the issuance of options to certain employees to purchase 135,000 shares of Common stock, at an exercise price of $0.15, that vested upon issuance. During the nine month period ended September 30, 2019, no options expired or were exercised and 25,000 options were forfeited. A summary of option activity for the nine month period ended September 30, 2019, is presented below:

Options Outstanding			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Options	Price	Years	Value

Outstanding - January 1, 2019	1,356,157	$0.31	9.8	$-

Granted	135,000	$0.15	9.4
Exercised	-	$-
Forfeited	(25,000)	$0.15
Balance outstanding - September 30, 2019	1,466,157	$0.29	9.1	$-

Exercisable - September 30, 2019	599,490	$0.27	8.5	$-

			Weighted
		Weighted	Average
	Number	Average grant date	Remaining Years
	of Options	Fair Value	to Vest
Nonvested - January 1, 2019	866,667	$0.13	1.6

Granted	135,000	$0.15
Vested	(135,000)	$0.15
Forfeited/expired	-
Nonvested - September 30, 2019	866,667	$0.13	0.9

5. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with significant features and enhancements during the nine month period ended September 30, 2019 and has continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	September 30,	December 31,
	2019	2018

Development costs	$1,811,000	$1,513,000
Acquired technology	1,277,000	630,000
Less accumulated amortization	(1,513,000)	(1,069,000)
	$1,575,000	$1,074,000

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On November 15, 2017 the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provides for a one-year renewal term at the option of the Company. As of September 30, 2019, undiscounted future lease obligations for the office space are as follows:

Year Ended	Lease Amount

September 30, 2020	$69,000
September 30, 2021	6,000
$75,000

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

Lease costs for the nine months ended September 30, 2019 were $42,000 and cash paid for amounts included in the measurement of lease liabilities for the nine month ended September 30, 2019 were $50,000. As of September 30, 2019, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$75,000
Present value adjustment using incremental borrowing rate	(5,000)
Lease liabilities	$70,000

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

Revenue concentrations for the nine months ended September 30, 2019 and 2018 and the accounts receivable concentrations as of September 30, 2019 and December 31, 2018, expressed as a percentage of the Company’s revenue and accounts receivable, respectively, are as follows:

	Net Sales
	For The Nine Months Ended		Accounts Receivable at
	September 30,	September 30,	September 30,	December 31,
	2019	2018	2019	2018

Customer A	42%	30%	33%	15%
Customer B	0%	11%	0%	0%
Customer C	1%	10%	2%	42%
Customer D	4%	0%	15%	1%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading "Risk Factors" included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 1, 2019. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

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

On April 30, 2019 iCoreConnect Inc., acquired technology and certain assets from ClariCare, Inc. ClariCare has created cloud-based dental analytics and practice management software which empower dentists and providers to run their practices more efficiently and effectively. The acquisition of ClariCare’s technology, now being marketed and further developed as iCoreHuddle deepens our portfolio of SaaS based products and has the following functionality:

1) Analytics and KPI’s -The software connects to a customer’s Practice Management System and provides simple access to their patient financials, consolidated patient history, and scheduling opportunities. This daily dashboard ensures that your clinical team and front office are always in sync and prepared. The software provides real time KPIs and provides this information in a viewer friendly dashboard allowing the team a view of practice goals and real time access to metrics that will boost their performance.

2) Insurance Eligibility Verification -Denied dental claims are routinely linked to eligibility issues – and many of those errors are rooted in either a failure to check eligibility, or the use of inaccurate data. iCoreHuddle brings connectivity to every commercial and government payer in the country, with a detailed explanation of benefits generated for patients before they come into office. We also make reactivation campaigns more effective by verifying benefits prior to patient outreach.

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

The Company had a revolving line of credit agreement in the amount of $500,000 which had an outstanding balance of $498,000 as of June 30, 2019. All outstanding principal and interest under the line of credit was due and payable on July 15, 2019. In August 2019 the counterparty to the line of credit agreement sold its interest in the line to a limited liability company (LLC) of which at least one shareholder of the Company is a member. In September 2019 the amount owing to the LLC was paid in full and the Company was released of all of its obligations under the line of credit.

In August 2019 the Company signed a $78,000 convertible promissory note due twelve (12) months after issuance (the "Note") and received $75,000 net of closing fees. Interest at 10% per annum shall not be due until maturity.  One hundred eighty (180) days following the date of funding and thereafter, the Note shall be convertible into common stock of the Company ("Common Stock").  The conversion price shall be subject to a discount of 39%.  The conversion price shall be determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period.  There is an ascending prepayment penalty percentage applied should the Company prepay the Note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The Note Holder will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time.

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

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2019	2018	% Incr/(Decr)	2019	2018	% Incr/(Decr)
Revenues	$225,000	$271,000	-17%	$810,000	$893,000	-9%
Cost of sales	83,000	130,000	-36%	247,000	359,000	-31%
Gross profit (deficit)	142,000	141,000		563,000	534,000

Expenses
Selling, General and administrative	741,000	606,000	22%	2,310,000	2,817,000	-18%
Depreciation and amortization	190,000	100,000	90%	464,000	300,000	55%
Total operating expenses	931,000	706,000	32%	2,774,000	3,117,000	-11%
Loss from operations	(789,000)	(565,000)	40%	(2,211,000)	(2,583,000)	-14%

Other
Interest expense	(109,000)	(59,000)	85%	(204,000)	(169,000)	21%
Other (expense) income	-	8,000	-100%	-	(1,742,000)	-100%
Gain on cacellation of liabilities	154,000	-	-	154,000	-	-
Total other	45,000	(51,000)	-188%	(50,000)	(1,911,000)	-97%

Net loss	$(744,000)	$(616,000)	21%	$(2,261,000)	$(4,494,000)	-50%

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Three Month Period Ended September 30, 2019 (“3Q 2019”) Compared to Three Month Period Ended September 30, 2018 (“3Q 2018”)

Revenues. Net revenues of $225,000 for the 3Q 2019 period decreased $46,000 or 17% compared to $271,000 for the 3Q 2018 period. The decrease between periods was due to recurring SaaS revenues increasing $34,000 combined with an $80,000 decrease in one-time EHR revenues.

Cost of sales. Cost of sales of $83,000 for the 3Q 2019 period decreased $47,000 or 36% compared to $130,000 for the 3Q 2018 period. The decrease between periods was due primarily due to a $30,000 reduction in IT development wages being classified as cost of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses of $741,000 for the 3Q 2019 period increased $135,000 or 22% compared to $606,000 for the 3Q 2018 period. The increase between periods was primarily due to an increase of $52,000 in consulting fees, $40,000 increase in legal fees and a $23,000 increase in payroll expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses of $190,000 for the 3Q 2019 period increased $90,000 or 90% compared to $100,000 for the 3Q 2018 period. The increase between periods was primarily due to $22,000 in increased quarterly amortization with respect to the ICD Logic acquisition to reflect a change to three (3) years of remaining useful life from the previous six (6) years. We also effectively doubled our Acquired Technology assets with the acquisition of technology from ClariCare during 2Q 2019 (as discussed previously in “Nature of Operations”), thus resulting in a $55,000 quarterly increase in the related amortization expense between periods.

Interest Expense. Interest expense of $109,000 for the 3Q 2019 period increased $50,000 or 85% compared to $59,000 in the 3Q 2018 period. The increase between periods was primarily due to a $60,000 increase stemming from late fees assessed upon paying off our line of credit facility during 3Q 2019 (see “Credit Facilities” for further discussion) combined with a $11,000 decrease in quarterly interest expense resulting from the 4Q 2018 payoff of a Stockholder Convertible note.

Other (expense) income. Other (expense) income was $0 for the 3Q 2019 and $8,000 in the 3Q 2018 period. The activity in 3Q 2018 related to a small debt forgiveness as part of a dispute resolution.

Gain on cancellation of liabilities. Gain on cancellation of liabilities income of $154,000 for the 3Q 2019 increased $154,000 compared to $0 in the 3Q 2018 period. The increase between periods was due to liabilities being cancelled in the current fiscal quarter.

Nine Month Period Ended September 30, 2019 Compared to Nine Month Period Ended September 30, 2018

Revenues. Net revenues of $810,000 for the nine month period ended September 30, 2019 decreased $83,000 or 9% when compared to net revenues of $893,000 for the nine month period ended September 30, 2018. The decrease between periods was primarily due to a $175,000 decrease in one-time EHR software revenues somewhat offset by a $105,000 increase in recurring SaaS revenues.

Cost of sales. Cost of sales of $247,000 for the nine month period ended September 30, 2019 decreased $112,000 or 31% when compared to cost of sales of $359,000 for the nine month period ended September 30, 2018. The decrease between periods was due to an additional $38,000 of expense getting capitalized and recorded on the Balance Sheet for the nine month period ended September 30, 2019, a $24,000 one-time expense being recorded in the nine month period ended September 30, 2018 and a $41,000 reduction in IT development wages being classified as cost of sales in the nine month period ended September 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses of $2,310,000 for the nine month period ended September 30, 2019 decreased $507,000 or 18% when compared to selling, general and administrative expenses of $2,817,000 for the nine month period ended September 30, 2018. The decrease between periods was primarily due to a decrease of $546,000 in stock compensation expense.

Depreciation and amortization expenses. Depreciation and amortization expenses of $464,000 for the nine month period ended September 30, 2019 increased $164,000 or 55% when compared to the depreciation and amortization expenses of $300,000 for the nine month period ended September 30, 2018. The increase between periods was primarily due to $22,000 in increased quarterly amortization with respect to the ICD Logic acquisition to reflect a change to three (3) years of remaining useful life from the previous six (6) starting in 2Q 2019. We also effectively doubled our Acquired Technology assets with the acquisition of technology from ClariCare during the 2Q 2019 (as discussed previously in “Nature of Operations”) thus resulting in a quarterly increase in amortization expense of $54,000 starting in 2Q 2019.

Interest Expense. Interest expense of $204,000 for the nine month period ended September 30, 2019 increased $35,000 or 21% when compared to interest expense of $169,000 for the nine month period ended September 30, 2018. The increase between periods was primarily due to a $60,000 increase stemming from late fees assessed upon paying off our line of credit facility during 3Q 2019 (see “Credit Facilities” for further discussion) combined with a $11,000 decrease in quarterly interest expense resulting from the 4Q 2018 payoff of a Stockholder Convertible note.

Other (expense) income. Other (expense) income was $0 for the nine month period ended September 30, 2019 and $1,742,000 for the nine month period ended September 30, 2018. The change between periods was primarily due to the $1,750,000 acquisition of Electro-Fish Media, Inc. in January, 2018.

Gain on cancellation of liabilities. Gain on cancellation of liabilities of $154,000 for the nine month period ended September 30, 2019 and $0 for the nine month period ended September 30, 2018. The increase between periods was due to liabilities being cancelled in 3Q 2019.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine month period ended September 30, 2019 the Company generated an operating loss of $2,211,000. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $73,618,000, $288,000 and $1,594,000 respectively at September 30, 2019. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern. It’s worth noting the Company paid off its existing line of credit and successfully borrowed $78k in convertible debt during 3Q 2019.

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

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our equity and debt raises, revenues, cash collections from our clients, capital expenditures, and investments in research and development. The following table summarizes the impact of operating, investing and financing activities on our cash flows for the nine month periods ended September 30, 2019 and 2018 related to our operations:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
Net cash used in operating activities	$(1,492,000)	$(1,581,000)

Net cash used in investing activities	(348,000)	(251,000)

Net cash provided by financing activities	1,870,000	2,257,000

Net Increase / (Decrease) in cash	30,000	425,000
Cash and cash equivalents at the beginning of the period	1,000	52,000
Cash and cash equivalents at the end of the period	$31,000	$477,000

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Operating Activities: Net cash used by operating activities of $1,492,000 for the nine month period ended September 30, 2019 was $89,000 less than the $1,581,000 cash used by operations for the nine month period ended September 30, 2018. The decrease in cash utilized by operating activities compared to the nine month period ended September 30, 2018 was attributable to a $19,000 decrease in net loss and non-cash adjustments to net loss combined with an $70,000 decrease in the cash impact of changes in operating assets and liabilities. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities of $348,000 for the nine month period ended September 30, 2019 was $97,000 more than the $251,000 cash used by investing activities for the nine month period ended September 30, 2018. This was due to an increase of $47,000 in software development spending combined with the cash of $50,000 paid as part of the consideration to acquire technology from ClariCare. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $1,870,000 for the nine month period ended September 30, 2019 was $387,000 less than the $2,257,000 cash provided by financing activities for the nine month period ended September 30, 2018 primarily due to the $498,000 line of credit debt being paid off in 3Q 2019 (see “Credit Facilities” below for further discussion) partially offset by $83,000 more cash being raised from the issuance of common stock during the nine month period ended September 30, 2019.

Credit Facilities

The Company had a revolving line of credit agreement in the amount of $500,000 which had an outstanding balance of $498,000 as of June 30, 2019. All outstanding principal and interest under the line of credit was due and payable on July 15, 2019. In August 2019 the counterparty to the line of credit agreement sold its interest in the line to a limited liability company (LLC) of which at least one shareholder of the Company is a member. In September 2019 the amount owing to the LLC was paid in full and the Company was released of all of its obligations under the line of credit.

In August 2019 the Company signed a $78,000 convertible promissory note due twelve (12) months after issuance (the "Note") and received $75,000 net of closing fees. Interest at 10% per annum shall not be due until maturity.  One hundred eighty (180) days following the date of funding and thereafter, the Note shall be convertible into common stock of the Company ("Common Stock").  The conversion price shall be subject to a discount of 39%.  The conversion price shall be determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period.  There is an ascending prepayment penalty percentage applied should the Company prepay the Note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The Note Holder will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, currently filling the role of Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the significant deficiency related to insufficient accounting personnel discussed in our SEC filing on Form 10-K dated December 31, 2018, he has concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended September 30, 2019, as well as sales of unregistered shares of Common Stock of the Company during the first nine months of the current fiscal year, is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Month Period Ended September 30, 2019 and 2018 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCoreConnect, Inc. (Registrant)

Date: November 14, 2019	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Robert McDermott
Robert McDermott
Acting Chief Financial Officer
(Acting Principal Accounting Officer)

