Form 10-K
period 2019-12-31
iCoreConnect Inc.
filed 2020-03-27
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $9,576,000 assuming that all stockholders, other than executive officers, directors and 10% stockholders of the registrant, are non-affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 27, 2020: 70,617,339.

DOCUMENTS INCORPORATED BY REFERENCE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled “Item 1A. Risk Factors” and under the heading “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. We undertake no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in Item 1A of this document as well as in other documents we file from time to time with the SEC for an understanding of the variables that can affect our business and results of operations.

PART I

Item 1. Business.

Overview

Company History

iCoreConnect Inc., (the “Company”), a Nevada Corporation, builds secure cloud-based HIPAA compliant communications systems, productivity and technology framework software focused on healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education fields.

Software Products

The Company currently markets eight different customizable secure HIPAA compliant cloud-based software products: iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCoreHuddle and iCoreRx.

iCoreExchange – Because of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations, providers and health care professionals are prohibited from electronically exchanging unencrypted personal health information. Given that standard email has been deemed insecure, a huge bottleneck exists in the flow of patient information. Factor in the HIPAA fines that range from $50,000 up to $1,500,000 per violation, HIPAA virtually mandates the need for our iCoreExchange product.

iCoreExchange offers hospitals, State Health Information Exchanges (HIE), physician practices, dental practices and other healthcare professionals the extensive functionality needed to transfer patient health information to anyone, anywhere and at any time. iCoreExchange provides a secure, HIPAA compliant email solution using the Direct Protocol that allows doctors to send and receive secure email with attachments to and from other healthcare professionals in the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g. patients and referrals. Users have the ability to build a community, access other communities and increase referrals and collaboration. Users can email standard Office documents, JPEG, PDF as well as files with discrete data, Consolidated Clinical Document Architecture (“CCDA”), which can then be imported and accessed on most Electronic Health Record (EHR) and Practice Management systems in a HIPAA compliant manner.

iCoreCodeGenius - In November 2017, we acquired the assets of ICDLogic. ICDLogic created a Coding Software that provides the coding standards for the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list published by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury and diseases.

We enhanced the ICD Coding Software, rebranded and launched it as iCoreCodeGenius. Users can document any medical condition in 60 seconds or less. It includes a full ICD10 code lookup and guidance, automatic prompting of comorbidities and HCC’s, appropriate reimbursement with a high degree of accuracy, and the ability to reduce or eliminate queries and denials.

iCoreSecure – Recent newscasts have been replete with reporting regarding many breaches of consumer personal information. We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed iCoreSecure, an encrypted email solution for anyone that needs encrypted email to protect personal and financial data. iCoreSecure solves privacy concerns in the insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

iCoreMD and iCoreDental – Both are complete EHR/Practice Management software platforms created for the medical and dental communities in response to feedback from doctors and dentists telling us they wanted a cloud-based software that was more flexible than the current medical and dental platforms in the marketplace. The software includes: patient demographics, scheduling, billing, electronic medical records, electronic claims, e-prescriptions, labs, merchant services, and patient reminders along with a complete suite of standard reporting capabilities and data analytics to help run a medical or dental practice.

Our cloud-based software was certified in November 2015 by the Office of the National Coordinator for Health Information Technology (ONC), certificate number 150120r0. ONC certification confirms that our software meets all clinical measures, security measures, and interoperability required by the United States government.

iCoreMobile, our third complete EHR software platform, was designed and built specifically for mobile medical and dental care centers. In addition to the features included in iCoreMD and iCoreDental, iCoreMobile also includes workflow optimizations and process enhancements to cater to providers in mobile settings. The software utilizes fully customizable patient intake forms to improve workflow. The always connected software ensures that once a patient’s C-CDA import has been accepted, it is immediately available on all mobile workstations. The enhanced reporting system and metrics provides the main office with extensive data analytics of the mobile unit. The customizable nature of the reporting system allows mobile operators to compare the efficiency of their units.

iCoreHuddle – In April 2019 the Company acquired technology and certain other assets from ClariCare, Inc. ClariCare created a cloud-based dental analytics and practice management software which empowered dentists to run their practices more efficiently and effectively. The acquisition of ClariCare’s technology is now being marketed and further developed as iCoreHuddle.

iCoreHuddle is a revenue optimizer tool that connects to most popular practice management and EHR systems. It provides the practice with a dashboard containing various metrics, analytics, and Key Performance Indicators (“KPIs”). iCoreHuddle provides a daily view of the patient schedules, including their outstanding balances, uncompleted treatment plans, recall information, procedure information and the amount of remaining insurance benefits. The system provides a very powerful tool to instantly reveal the revenue potential of each patient. The software also provides one-click access to the patient’s insurance eligibility, including a detailed benefits and deductibles report. This tool aims to increase the workflow efficiency of the dentist’s practice by reducing the number of required lookups and clicks for each patient.

iCoreRx - A fully HIPAA compliant electronic ePrescription software that integrates with popular practice management and EHR systems. It saves time by selecting exact medications at available doses with built-in support from a Lexicomp drug directory and provides full support for EPCS (controlled substances). It protects both the patient and provider by viewing complete medication history. It also speeds up the process by allowing the doctor to create a “favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP / PMP) history before prescribing controlled substances. This service provides a one-click real-time access to the state databases without the need to manually enter data and provides access to PDMP data, including a patient’s health history. The tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors. The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which will ultimately lead to improved patient safety and better patient outcomes.

IT Services

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area to complement our technology line up.

The trend in IT Services companies for over a decade has been to move away from a “Break/Fix '' model to a “Managed Service Provider (MSP)” model with recurring revenue. TrinIT was an early adopter operating in the MSP market.

The MSP approach, by using preventative measures, keeps computers and networks up and running while data is accessible and safeguarded. Installation of critical patches and updates to virus protection are automated. Systems are monitored and backed up in real-time. They are fixed or upgraded before they cause a service disruption. A Unified Threat Management solution is deployed to protect against virus, malware, SPAM, phishing and ransomware attacks. Remote technical support is a click away. All support is delivered at a predictable monthly cost.

Going forward, by leveraging managed services with our expertise in cloud computing, our customers can easily scale their business without extensive capital investment or disruption in services.

The Company is positioned perfectly to address the growing need for managed services:

•	Our current and future customers need managed IT services, along with cloud computing, storage and HIPAA compliant backup and encryption.
•	Managed service providers that can support the migration to cloud computing are in high demand.
•	The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people.
•	Our management team has decades of experience operating successful IT companies.
•	The MSP revenue model matches our SaaS, HaaS, PaaS & IaaS MRR models.

In addition to the advantages described regarding the acquisition of TrinIT, we were also looking to strengthen our management team. TrinIT’s founder has become the Vice President of our growing IT services division and will be responsible for the operations and growth of the division.

Competition

The Company experiences competition from a variety of sources with respect to virtually all of its products and services. The Company knows of no single entity that competes with it across the full range of its products and services; however, each of the lines of business in which the Company is engaged is highly competitive. Competition in the markets served is based on several considerations, which may include price, technology, applications, experience, know-how, reputation, service and distribution. While we believe we offer a unique combination of products and services, a few competitors offer one or more similar products and services in one or more of our niche markets.

Competitive Strengths

The key advantages of our products and services include:

1. Secure, private, scalable and reliable.

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

2. Rapid deployment and lower total cost of ownership.

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

3. High levels of user adoption.

We have designed our products and services to be intuitive and easy to use. Our products and services contain many tools and features recognizable to users of popular consumer web services, so users have a more familiar user experience than typical EHR applications. As a result, our users can often use and gain benefit from our solutions with minimal training. We have also designed our products and services to be used on popular mobile devices, making it possible for people to conduct business from their smartphones or tablets.

Competitive Strategy

Key elements of our strategy include:

1. Extending existing service offerings. We offer patient billing, processing and coding functions to meet the needs of customers with differing health care disciplines and have designed our solutions to easily accommodate new features and functionality. We continually look to improve our products and services by adding new features, functions and increased security through our own development, acquisitions and partnerships.

2. Expanding existing customer relationships.

We see significant opportunity to deepen our relationships with our existing customers. As our customers realize the benefits of our products and services, we aim to provide additional value-added products and services.

3. Expanding into new horizontal markets.

As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, claims coding and processing, and electronic prescribing. We drive innovation both organically and through acquisitions.

4. Targeting vertical markets.

We also provide solutions specifically built for other vertical industries such as financial services, legal and government.

5. Extending go to market capabilities.

We believe that our offerings provide significant value for businesses of any size. We continue to pursue businesses of all sizes and industries through our direct sales force and partnerships. We plan to increase the number of direct sales professionals we employ, and intend to develop additional distribution channels for our products and services.

In addition to the key elements of our business strategy described above, from time to time, we evaluate opportunities to acquire or invest in complementary businesses, services and technologies, and intellectual property rights.

EMPLOYEES

As of December 31, 2019 and December 31, 2018, the Company had 19 and 17 full-time employees, respectively.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports are filed with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at http://www.icoreconnect.com/sec-filings when such reports are available on the SEC website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be textual references only.

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

Because we have a limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses. Revenues for the years ended December 31, 2019 and December 31, 2018, were $1,014,000 and $1,089,000, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

•	merger and acquisition activity;
•	our ability to achieve significant sales for our products and services;
•	the cost of technology, software and other costs associated with the production and distribution of our products and services:
•	the size and rate of growth of the market for Internet products and online content and services;
•	the potential introduction by others of products that are competitive with our products;
•	the unpredictable nature of online businesses and e-commerce in general; and
•	the general economic conditions in the United States and worldwide.

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

The Internet’s infrastructure is comprised of many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet under the governance of the Internet Corporation for Assigned Numbers and Names (ICANN) and the Internet Assigned Numbers Authority (IANA), now under the stewardship of ICANN.

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

We may seek to pursue the registration of trademarks, trade dress and trade secrets in the United States and, based upon anticipated use, in certain other countries. We may not be entitled to the benefits of any such registration for an extended period due to the cost and delay in effecting such registration. In addition, effective trademark and trade secret protection may not be available in every country in which our products are available. We expect that we may license, in the future, elements of our trademarks, trade dress and other similar proprietary rights to third parties. Further, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and intellectual property rights of third parties by us and our licensees.

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

As a result of our current lack of financial liquidity, our auditors’ report for our 2019 financial statements, which are included as part of this report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

As of December 31, 2019, we had outstanding warrants to purchase an aggregate of 11,627,980 shares of Common Stock. During the terms of the warrants, the holders thereof are given an opportunity to benefit from a rise in the market price of the Common Stock, with a resultant dilution of the interests of existing stockholders. The existence of these warrants could make it more difficult for us to obtain additional financing while such securities are outstanding.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2019, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function; specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate this significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and reporting.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on OTC Link (previously “Pink Sheets”) operated by OTC Markets Group Inc. (“OTC Link”), and was eligible for the “piggyback” exception of Exchange Act Rule 15c2-11(f)(3) under the symbol “ICCT”.

(b) Holders.

As of March 27, 2020, there were 394 holders of record of our common stock, with 70,617,339 shares of our common stock issued and outstanding.

(c) Stock Options and Warrants

We have issued warrants in connection with issuing common stock and raising bridge loan debt financing all of which have a termination date no later than December 31, 2020. We have also issued stock options to employees and executives. (See Note 4 in the accompanying financial statements).

(d) Dividends.

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future.

(e) Sale of Unregistered Securities

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal year ended December 31, 2019 and 2018 is set forth in the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2019 and 2018, contained in Item 8. Financial Statements and Supplementary Data. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

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

About the Company

iCoreConnect Inc., (the “Company”), a Nevada Corporation, builds secure cloud-based HIPAA compliant communications systems, productivity and technology framework software focused on healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education fields.

During the year ended December 31, 2019, and shortly thereafter, we expanded our suite of software products, acquired new technology and expanded our offerings to include managed IT services, including HIPAA compliant backup and storage.

In April 2019 the Company acquired technology and certain other assets from ClariCare, Inc. ClariCare had created a cloud-based dental analytics and practice management software which empowers dentists to manage their practices more efficiently. The acquisition of ClariCare’s technology is now being developed by the Company and rebranded as iCoreHuddle. iCoreHuddle is a revenue optimizer tool that connects to many popular practice management and EHR systems. It provides the practice with a dashboard containing various metrics, analytics, and key performance indicators. iCoreHuddle provides a daily view of the patient schedules, their outstanding balances, open treatment plans, recall information, procedure information and the amount of remaining insurance benefits available. The software provides a dashboard to easily view the revenue potential of each patient as well as one-click access to the patient’s insurance eligibility including a detailed benefits and deductibles report. The software increases the workflow efficiency of the practice with a user-friendly dashboard that the allows the practice to make informed real-time decisions on a host of data points.

During 2019 we developed our newest product iCoreRx, a fully HIPAA compliant electronic ePrescription software that integrates with popular practice management and EHR systems. The software can also be a stand-alone product. The software is cloud based allowing providers flexibility and freedom to access the software anytime or anywhere they have an internet connection. There is a built in Lexicomp directory that provides clear, concise, point-of-care drug information including dosing, warning and precautions, as well as clinical content. iCoreRx provides a doctor’s “favorites” list, drug interactions, and drug allergy interactions. Within the software we provide a medication and drug history giving the doctor a more complete picture of a patient’s medication history for better informed, efficient and safer care decisions.

iCorePDMP - is an add-on to our iCoreRx software that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP / PMP) history before prescribing controlled substances. This service provides a one-click real-time access to the state databases without the need to manually enter data and provides access to PDMP data including a patient’s health history. The state PDMP sites provide Narx Scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors.

iCoreRx software has been selected by the North Carolina Dental Society, Texas Dental Association Perks Program, and Virginia Dental Services Corporation as their preferred choice of software for electronic prescribing.

Software products

The Company currently markets eight different customizable secure HIPAA compliant cloud-based software products: iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCoreHuddle and iCoreRx.

IT Services

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area to complement our technology line up.

The trend in IT Services companies for over a decade has been to move away from a “Break/Fix '' model to a “Managed Service Provider (MSP)” model with recurring revenue. TrinIT was an early adopter operating in the MSP market.

The MSP approach, by using preventative measures, keeps computers and networks up and running while data is accessible and safeguarded. Installation of critical patches and updates to virus protection are automated. Systems are monitored and backed up in real-time. They are fixed or upgraded before they cause a service disruption. A Unified Threat Management solution is deployed to protect against virus, malware, SPAM, phishing and ransomware attacks. Remote technical support is a click away. All support is delivered at a predictable monthly cost.

Going forward, by leveraging managed services with our expertise in cloud computing, our customers can easily scale their business without extensive capital investment or disruption in services.

The Company is positioned perfectly to address the growing need for managed services:

•	Our current and future customers need managed IT services, along with cloud computing, storage and HIPAA compliant backup and encryption.
•	Managed service providers that can support the migration to cloud computing are in high demand.
•	The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people.
•	Our management team has decades of experience operating successful IT companies.
•	The MSP revenue model matches our SaaS, HaaS, PaaS & IaaS MRR models.

In addition to the advantages described regarding the acquisition of TrinIT, we were also looking to strengthen our management team. TrinIT’s founder has become the Vice President of our growing IT services division and will be responsible for the operations and growth of the division.

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

The Company had a revolving line of credit agreement in the amount of $500,000 which had an outstanding balance of $498,000 as of June 30, 2019. All outstanding principal and interest under the line of credit was due and payable on July 15, 2019. In August 2019 the counterparty to the line of credit agreement sold its interest in the line to a limited liability company (LLC) of which at least one shareholder of the Company was a member. In September 2019 the amount owing to the LLC was paid in full and the Company was released of all of its obligations under the line of credit.

In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

In December 2019 the Company signed a $45,000 convertible promissory note payable to a different finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

During the year ended December 31, 2019, the Company issued 12,435,759 shares of common stock for cash and conversion of notes payable proceeds totaling $3,217,000.

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

Revenue Recognition

We have 3 primary sources of revenue as of December 31, 2019:

1. Electronic Health Records (EHR/Practice Management) software

2. Encrypted and HIPAA Compliant Secure email

3. ICD Coding Software

1) Revenue from EHR software licensing arrangements include private cloud hosting services provided to clients that have purchased a perpetual or specific term license to our EHR software solution and who have contracted with us to host the software. These arrangements provide the client with a contractual right to take possession of the software at any time during the private cloud hosting period without significant penalty and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. Private cloud hosting services are not deemed to be essential to the functionality of the software. The Company recognizes revenue from the sale or licensing of its EHR software at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair values.

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

2) Encrypted HIPAA compliant secure email services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

3) ICD Coding Software provides the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases. ICD coding services are provided on a subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term. The length of the contract period varies from monthly to multiyear.

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area to complement our technology line up.

TrinIT generates revenue primarily from their: 1) monthly recurring “Managed Service Provider (MSP)” model, 2) periodic sale and installation of IT related hardware, and 3) ad hoc customer IT projects. The MSP model revenue is recognized monthly on a recurring basis while the revenue relating to IT hardware and ad hoc customer IT projects is recognized when the services are performed. (See Note 13 in the accompanying notes to the Financial Statements).

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

We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products and, as a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be marketed to external users are amortized based on current and projected future revenue for each product with an annual minimum equal to the straight line amortization of the costs over three years.

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

Stock Based Compensation

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model that uses the following assumptions. The Company estimates the fair value of its shares of restricted common stock using the closing stock price of its common stock on the date of the award. The Company estimates the volatility of its common stock at the date of grant based on its historical stock prices. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate of the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

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

Results of Operations

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Year	Year	2019
	Ended	Ended	Compared to
	December 31,	December 31,	2018
	2019	2018	% Incr/(Decr)
Revenues	$1,014,000	$1,089,000	-7%
Cost of sales	305,000	449,000	-32%
Gross profit	709,000	640,000	11%

Expenses
Selling, general and administrative	3,434,000	3,451,000	0%
Depreciation and amortization	655,000	407,000	61%
Total operating expenses	4,089,000	3,858,000	6%
Loss from operations	(3,380,000)	(3,218,000)	5%

Other
Interest expense	(236,000)	(232,000)	2%
Other (expense) income	(64,000)	(1,740,000)	-96%
Gain on cacellation of debt	697,000	-	-
Total other	397,000	(1,972,000)	-120%

Net loss	$(2,983,000)	$(5,190,000)	-43%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues. Net revenues of $1,014,000 for the 2019 period decreased $75,000 or 7% compared to $1,089,000 for the 2018 period. The decrease between periods was primarily due to a $162,000 decrease in one-time EHR software revenues somewhat offset by a $104,000 increase in recurring SaaS revenues.

Cost of sales. Cost of sales of $305,000 for the 2019 period decreased $144,000 or 32% when compared to $449,000 for the 2018 period. The decrease between periods was primarily due to a $24,000 one-time expense being recorded during the 2018 period, and a $94,000 reduction in IT development wages during the 2019 period.

Selling, general and administrative expenses. Selling, general and administrative expenses of $3,434,000 for the 2019 period decreased $17,000 or 0% when compared to $3,451,000 for the 2018 period. The slight difference was primarily due to a $133,000 reduction in employee salaries and stock compensation expense for the 2019 period offset by a $176,000 increase in consulting fees for the 2019 period.

Depreciation and amortization expenses. Depreciation and amortization expenses of $655,000 for the 2019 period increased $248,000 or 61% compared to $407,000 for the 2018 period. The increase between periods was primarily due to $22,000 in increased quarterly amortization with respect to the ICD Logic acquisition to reflect a change to three (3) years of remaining useful life from the previous six (6) years starting in 2Q 2019. We also effectively doubled our Acquired Technology assets with the acquisition of technology from ClariCare during the 2Q of 2019 (as previously discussed in (“Nature of Operations”), thus resulting in a quarterly increase in amortization expense of $54,000 starting in 2Q 2019.

Interest expense. Interest expense of $236,000 for the 2019 period increased $4,000 or 2% when compared to $232,000 for the 2018 period. The slight difference was primarily due to a $60,000 increase stemming from late fees assessed upon paying off our line of credit facility during 3Q 2019 (see “Credit Facilities” for further discussion) partially offset by an $11,000 decrease in quarterly interest expense resulting from the 4Q 2018 payoff of a Stockholder Convertible note.

Other (expense) income. Other expense of $64,000 for the 2019 period decreased $1,676,000 or 96% when compared to $1,740,000 for the 2018 period. The decrease was primarily due to $1,740,000 being recorded to reflect the acquisition of Electro-Fish Media Inc. in January 2018. (See Note 12 in the accompanying notes to the Financial Statements).

Gain on cancellation of debt. Gain on cancellation of debt increased $697,000 for the 2019 period when compared to $0 for the 2018 period. The increase between periods was due to debt being cancelled during the second half of 2019.

LIQUIDITY AND CAPITAL

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	December 31,	December 31,
Balance Sheet Data	2019	2018	% Incr/(Decr)
Total current assets	$554,000	$234,000	137%
Total current liabilities	1,936,000	2,523,000	-23%
Working capital (deficit)	(1,382,000)	(2,289,000)	-40%

Deferred revenue	108,000	115,000	-6%

Weighted Average Common Shares Outstanding	58,546,699	44,622,040

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the years ended December 31, 2019 and 2018.

	2019	2018
Net cash used in operating activities	$(1,667,000)	$(1,969,000)

Net cash used in investing activities	(473,000)	(342,000)

Net cash provided by financing activities	2,584,000	2,260,000

Net Increase / (Decrease) in cash	444,000	(51,000)
Cash and cash equivalents at the beginning of the year	1,000	52,000
Cash and cash equivalents at the end of the year	$445,000	$1,000

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, investments in research and development, and ongoing capital raise efforts.

Operating Activities: Net cash required by operating activities for the year ended December 31, 2019 decreased by $302,000 to $1,667,000 compared to $1,969,000 utilized in the 2018 period. The decrease in cash utilized by operating activities compared to the 2018 period was attributable to a $214,000 increase in net loss and non-cash adjustments to net loss combined with an $516,000 increase in the cash impact of changes in operating assets and liabilities during the 2019 period. Future spending on operating activities is expected to be funded by the revenues realized by the Company and the sale of additional shares of common stock.

Investing Activities: Net cash used by investing activities for the year ended December 31, 2019 increased by $131,000 to $473,000 compared to $342,000 utilized in the 2018 period. The increase in cash utilized by investing activities was primarily due to an increase of $86,000 in capitalized software development costs and $50,000 paid as part of the consideration to acquire technology from ClariCare. Future spending on investing activities is expected to be funded by the sale of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $2,584,000 for the year ended December 31, 2019 was $324,000 more than the $2,260,000 for the year ended 2018, primarily due to the $498,000 line of credit debt being paid off in 3Q 2019 (see “Credit Facilities” below for further discussion) offset by $548,000 more cash being raised from the issuance of common stock during the 2019 period.

Credit Facilities

The Company had a revolving line of credit agreement in the amount of $500,000 which had an outstanding balance of $498,000 as of June 30, 2019. All outstanding principal and interest under the line of credit was due and payable on July 15, 2019. In August 2019 the counterparty to the line of credit agreement sold its interest in the line to a limited liability company (LLC) of which at least one stockholder of the Company was a member. In September 2019 the amount owing to the LLC was paid in full and the Company was released of all of its obligations under the line of credit.

In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

In December 2019 the Company signed a $45,000 convertible promissory note payable to a different finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as a smaller reporting company, as defined by § 229.10(f)(1), is not required to provide the information required by Item 305 of Reg S-K.

21

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iCoreConnect, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iCoreConnect, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2019 and 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

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

/s/ Cherry Bekaert LLP

Tampa, Florida

March 27, 2020

iCoreConnect Inc.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS
Cash and cash equivalents	$445,000	$1,000
Accounts receivable, net of allowance for doubtful accounts	101,000	224,000
Prepaid expenses	8,000	9,000
Total current assets	554,000	234,000

Property and equipment, net	6,000	11,000
Right of use lease asset - operating	53,000	-
Software development costs, net	625,000	535,000
Acquired technology, net	891,000	539,000
Goodwill and intangible assets, net	393,000	416,000
Total long-term assets	1,968,000	1,501,000

TOTAL ASSETS	$2,522,000	$1,735,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,001,000	$664,000
Line of credit	-	498,000
Operating lease liability, current portion	55,000	-
Current maturities of long-term debt	880,000	1,361,000
Total current liabilities	1,936,000	2,523,000

Long-term debt, net of current maturities	13,000	55,000
Deferred revenue	108,000	115,000
Total long-term liabilities	121,000	170,000

TOTAL LIABILITIES	2,057,000	2,693,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Undesignated par value $0.001; Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 67,476,089 as of December 31, 2019 and 50,864,131 as of December 31, 2018	67,000	51,000
Additional paid-in-capital	74,738,000	70,335,000
Accumulated deficit	(74,340,000)	(71,344,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	465,000	(958,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,522,000	$1,735,000

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Revenue	$1,014,000	$1,089,000
Cost of sales	305,000	449,000
Gross profit	709,000	640,000

Expenses
Selling, general and administrative	3,434,000	3,451,000
Depreciation and amortization	655,000	407,000
Total operating expenses	4,089,000	3,858,000
Loss from operations	(3,380,000)	(3,218,000)

Other income (expense)
Interest expense	(236,000)	(232,000)
Other (expense) income	(64,000)	(1,740,000)
Gain on cancellation of debt	697,000	-
Total other income (expense)	397,000	(1,972,000)

Net loss	$(2,983,000)	$(5,190,000)

Net loss per share available to common stockholders, basic and diluted	$(0.05)	$(0.12)

Weighted average number of shares, basic and diluted	58,546,699	44,622,040

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2018	34,318,198	$34,000	$64,856,000	$(66,154,000)	$(1,264,000)

Stock issued for cash	9,265,801	10,000	2,639,000	-	2,649,000
Stock issued for acquisition of Electro-Fish Media (Note 12)	3,400,000	3,000	1,697,000	-	1,700,000
Stock issued for services	340,525	-	204,000	-	204,000
Stock compensation expense	3,539,607	4,000	939,000	-	943,000
Net loss	-	-	-	(5,190,000)	(5,190,000)
Balances at December 31, 2018	50,864,131	$51,000	$70,335,000	$(71,344,000)	$(958,000)

Cumulative adjustment for the adoption of a new accounting pronouncement (Note 3)	-	-	-	(13,000)	(13,000)
Stock issued for cash and conversion of notes payable	12,435,759	12,000	3,205,000	-	3,217,000
Stock issued for services	66,666	-	17,000	-	17,000
Stock compensation expense	1,808,526	2,000	608,000	-	610,000
Stock issued for acquisition of technology (Note 12)	2,301,007	2,000	573,000	-	575,000
Net loss	-	-	-	(2,983,000)	(2,983,000)
Balances at December 31, 2019	67,476,089	$67,000	$74,738,000	$(74,340,000)	$465,000

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITTIES:
Net loss	$(2,983,000)	$(5,190,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,000	5,000
Amortization expense	650,000	402,000
Gain on cancellation of liabilities	(697,000)	-
Stock issued for services	17,000	-
Change in allowance for doubtful accounts	5,000	7,000
Stock compensation expense	610,000	2,847,000
Decrease (increase) in:
Accounts receivable	118,000	(110,000)
Prepaid expenses	1,000	8,000
Right of use asset, net of lease liability	(11,000)	-
Accounts payable and accrued expenses	625,000	33,000
Deferred revenue	(7,000)	29,000
NET CASH USED IN OPERATING ACTIVITIES	(1,667,000)	(1,969,000)

INVESTING ACTIVITIES
Purchase of property & equipment	-	(5,000)
Amount paid for acquisition of ClariCare software	(50,000)	-
Amounts paid for capitalized software development costs	(423,000)	(337,000)
NET CASH USED IN INVESTING ACTIVITIES	(473,000)	(342,000)

FINANCING ACTIVITES
Proceeds from debt	123,000	-
Payments on debt	(736,000)	(389,000)
Proceeds from issuance of common stock	3,197,000	2,649,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,584,000	2,260,000

NET INCREASE (DECREASE) IN CASH	444,000	(51,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	1,000	52,000
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$445,000	$1,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$195,000	$226,000
Stock issued for acquisition of technology	$575,000	$-
Stock issued for conversion of notes payable	$20,000	$-
Issuance of promissory note for settlement of bonus payable	$75,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

(All amounts rounded to the nearest thousand except share amounts)

1. NATURE OF OPERATIONS

iCoreConnect Inc., (the “Company”), a Nevada Corporation, builds secure cloud-based HIPAA compliant communications systems, productivity and technology framework software focused on healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education fields.

In April 2019 the Company acquired technology and certain other assets from ClariCare, Inc. ClariCare created a cloud-based dental analytics and practice management software which empowers dentists to manage their practices more efficiently. The acquisition of ClariCare’s technology is now being developed by the Company and rebranded as iCoreHuddle.

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area to complement our technology line up.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the year ended December 31, 2019, the Company generated an operating loss of $3,380,000. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $74,340,000, $465,000 and $1,382,000 at December 31, 2019, respectively. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

Currently, management intends to develop a significantly improved healthcare communications system and intends to develop alliances with strategic partners to generate revenues that will sustain the Company. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $17,000 and $12,000 as of December 31, 2019 and 2018, respectively.

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

We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be sold to external users and software acquired in a business combination are amortized based on current and projected future revenue for each product with an annual minimum equal to the straight line amortization over three years.

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

Goodwill

Goodwill is comprised of the purchase price of business acquisitions in excess of the fair value of the net assets acquired. Goodwill is reviewed for impairment annually or when events or circumstances indicate that the carrying value of the reporting unit may exceed its fair value. If the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized. The Company did not recognize any impairment charges for each of the years ended December 31, 2019 and 2018.

Revenue Recognition

We have 3 primary sources of revenue as of December 31, 2019:

1. Electronic Health Records (EHR/Practice Management) software

2. Encrypted and HIPAA Compliant Secure email

3. ICD Coding Software

1) Revenue from EHR software licensing arrangements include private cloud hosting services provided to clients that have purchased a perpetual or specific term license to our EHR software solution and who have contracted with us to host the software. These arrangements provide the client with a contractual right to take possession of the software at any time during the private cloud hosting period without significant penalty and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. Private cloud hosting services are not deemed to be essential to the functionality of the software. The Company recognizes revenue from the sale or licensing of its EHR software at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair values.

The Company defers revenue from the sale of its EHR software products associated with cloud hosting and post contract support performance objectives over the term of the license agreement. Cloud hosting performance objective revenues are deferred based on forecasted cloud storage costs, encrypted secure email performance revenues are deferred based on the forecasted sales price of those services to other customers of the Company and customer support performance revenues are deferred based on forecasted customer support costs based on Company experience.

2) Encrypted HIPAA compliant secure email services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

3) ICD Coding Software provides the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases. ICD coding services are provided on a subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term. The length of the contract period varies from monthly to multiyear.

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area to complement our technology line up. TrinIT generates revenue primarily from their: 1) monthly recurring “Managed Service Provider (MSP)” model, 2) periodic sale and installation of IT related hardware, and 3) ad hoc customer IT projects. The MSP model revenue is recognized monthly on a recurring basis while the revenue relating to IT hardware and ad hoc customer IT projects is recognized when the services are performed. (See Note 13).

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which incurred. Advertising costs were $34,000 and $47,000 for the years ended December 31, 2019 and 2018, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and to the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Stock-Based Compensation

The Company uses the fair value method to account for the granting of options to purchase shares of its stock whereby all awards are recorded at fair value on the date of the grant. Share based awards with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. Such an award with a performance condition is accrued if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options is expensed over their requisite service period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

The Company estimates the fair value of each option award on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of its common stock using the closing stock price of its common stock on the option grant date. The Company estimates the volatility of its common stock at the date of grant based on its historical stock prices. The Company determines the expected life based on the “simplified” method as allowed by SAB 107. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The fair value of shares of restricted stock issued are determined by the Company based on the estimated fair value of the Company’s common stock.

The Company issued options to purchase 135,000 shares of common stock to certain employees of the Company during the year ended December 31, 2019 and options to purchase 1,300,000 shares of common stock during the year ended December 31, 2018. The Company used the following assumptions for options granted during the years ended December 31, 2019 and 2018:

	December 31,	December 31,
Equity Incentive Plan Assumptions	2019	2018

Expected Term (years)	2 years	2 years
Weighted average volatility	100%	100%
Weighted average risk free rate	2.76%	2.76%
Expected dividends	$0	$0

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

4. COMMON STOCK AND PREFERRED STOCK

Stock Issuances

During the year ended December 31, 2019, the Company issued 12,435,759 shares of common stock for cash and conversion of notes payable proceeds totaling $3,217,000. The Company also issued 2,301,007 shares of common stock to acquire technology and certain other assets of ClariCare Inc. (See Note 12). The Company also issued 66,666 shares of common stock as compensation to a former employee for services performed. The Company authorized 675,000 shares of restricted stock as compensation to certain executives and directors for services performed, of which 412,500 shares vested and were issued in 2019 with the remaining 262,500 shares vesting evenly in 2020 and 2021. Lastly, the Company issued 1,396,026 shares of restricted stock during 2019 related to the vesting of prior year restricted stock grants.

During the year ended December 31, 2018, the Company issued 9,265,801 shares of common stock for cash proceeds totaling $2,649,000. The Company also issued 3,400,000 shares of common stock for the purchase of all of the outstanding common stock of Electro-Fish Media (See Note 12). The Company also issued 340,525 shares of common stock as compensation to certain directors and vendors for services performed. The Company issued 5,287,161 shares of restricted stock as compensation to certain executives and directors for services performed, of which 3,191,440 shares vested and were issued in 2018 with the remaining 2,095,720 shares vesting evenly in 2019 and 2020. Lastly, 348,167 shares of restricted stock issued by the Company in 2017 vested during 2018.

Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the year ended December 31, 2019 and 2018 are presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2018	198,402	$10.40	0.7	$-

Granted	1,300,000	$0.25	10.2
Exercised	-
Forfeited/expired	(142,245)	$9.05

Balance Outstanding - December 31, 2018	1,356,157	$0.31	9.8	$-

Exercisable - December 31, 2018	489,490	$0.29	9.1	$-

Balance Outstanding - January 1, 2019	1,356,157	$0.31	9.8	$-

Granted	135,000	$0.15	9.2
Exercised	-
Forfeited	(81,157)	$1.17
Balance Outstanding - December 31, 2019	1,410,000	$0.24	9.2	$-

Exercisable - December 31, 2019	976,667	$0.24	9.2	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested - January 1, 2018	18,719	$10.40	0.7

Granted	1,300,000	$0.13
Vested	(452,052)	$0.31
Forfeited/expired	-

Nonvested - December 31, 2018	866,667	$0.13	1.6

Nonvested - January 1, 2019	866,667	$0.13	1.6

Granted	135,000	$0.15
Vested	(568,334)	$0.13
Forfeited/expired	-
Nonvested - December 31, 2019	433,333	$0.13	0.6

Future compensation related to nonvested awards expected to vest of $56,000 is estimated to be recognized over a weighted average vesting period of approximately 0.6 years.

Restricted Stock Compensation

On February 21, 2019, the Company’s Board of Directors approved the grant of 200,000 restricted shares of common stock to Directors of the Company, for services to be rendered during 2019, all of which shares vested on December 31, 2019. Compensation expense related to this grant for the year 2019 was $50,000 based upon the estimated fair value of our common stock of $0.25 per share.

On February 21, 2019, the Company’s Board of Directors approved the grant of 475,000 restricted shares of common stock to management, for services rendered, of which 212,500 shares vested on the date of the Board of Director approval, with 131,250 shares vesting on each of the next two anniversary dates of the Board of Director approval. The total unvested restricted stock of 262,500 shares has been excluded from the shares of common stock outstanding on December 31, 2019 in the accompanying financial statements due to the restrictions on the shares. Compensation expense related to this grant for the year 2019 was approximately $81,000 based upon the estimated fair value of our common stock of $0.25 per share. Compensation expense of approximately $33,000 and $5,000 will be recognized related to this grant for each of the years 2020 and 2021, respectively.

The Company plans to grant 1,000,000 restricted shares of common stock to an officer, for services rendered and a note extension, effective 2020. Compensation expense related to this planned grant for the year 2019 was $250,000 based upon the estimated fair value of our common stock of $0.25 per share, the offset to which is included in accrued expenses in the 2019 Consolidated Balance Sheets.

On April 1, 2018, the Company reached an agreement with a Director of the Company, to issue 1,000,000 shares of restricted common stock as compensation for past services including securities offerings, financings, special projects and other matters similar in nature of which 333,333 shares vested upon issuance and 666,667 shares will vest evenly in 2019 and 2020. The total unvested restricted stock of 333,334 shares has been excluded from the shares of common stock outstanding on December 31, 2019 in the accompanying financial statements due to the restrictions on the shares. Compensation expense related to this grant for the year 2019 was approximately $83,000 based upon the estimated fair value of our common stock of $0.25 per share. Compensation expense related to this grant of approximately $31,000 will be recognized in 2020.

On May 22, 2018, the Company’s Board of Directors approved the grant of 4,287,161 shares of restricted common stock to management, for services rendered, of which 2,858,107 shares vested upon issuance and 1,429,054 shares vest evenly in 2019 and 2020. The total unvested restricted stock as of December 31, 2019 of 714,527 shares has been excluded from the shares of common stock outstanding on December 31, 2019 in the accompanying financial statements due to the restrictions on the shares. Compensation expense related to this grant for the year 2019 was approximately $179,000 based upon the estimated fair value of our common stock of $0.25 per share. Compensation expense related to this grant of approximately $67,000 will be recognized in 2020.

On November 3, 2017, our Board of Directors approved and authorized the issuance of 2,500,000 restricted shares of common stock to Directors of the Company and certain employees according to the terms of the 2016 Employee Long-Term Incentive Compensation Plan. All shares for Mr. McDermott and Mr. Douglas vested on the date of Board of Director approval, with all other shares to vest as follows: 33% on the date of Board of Director approval, with 33% on each of the next two anniversary dates of the Board of Director approval. Compensation expense related to this grant for the year 2019 was approximately $96,000 based on the estimated fair value of our common stock of $0.25 per share. Of the 2,500,000 restricted shares of common stock authorized on November 3, 2017, there were 2,428,000 shares that vested and 72,000 shares that were forfeited as of December 31, 2019.

Warrants

During the year ended December 31, 2019, the Company issued 55,000 warrants related to subscriptions of common stock which warrants have an exercise price of $1.35 per share and will expire on December 31, 2020. During the year ended December 31, 2019, none of these warrants expired or were exercised.

During the year ended December 31, 2018, the Company issued 4,002,646 warrants related to subscriptions of common stock which warrants have an exercise price of $1.35 per share and will expire on December 31, 2020. During the year ended December 31, 2018, 72,669 warrants expired and none were exercised.

The outstanding warrants issued by the Company contain a provision that allows the Company to redeem any or all outstanding and unexercised Warrants at a redemption price of $0.001 per Warrant upon fourteen (14) days’ written notice in the event (i) a Registration Statement registering for sale under the Securities Act of 1933, as amended (the “Act”), the shares of the Company’s Common Stock issuable upon exercise of these Warrants, has been filed with the Securities and Exchange Commission and is in effect on the date of written notice given by the Company to the holders of the warrants, (ii) there exists on the date of the written notice a public trading market for the Company’s Common Stock and such shares are listed for quotation on the NASDAQ Stock Market or the OTC Bulletin Board, (iii) the public trading price of the Company’s Common Stock has equaled or exceeded 150% of the Exercise Price, as then in effect, for twenty (20) of the preceding thirty (30) Trading Days immediately preceding the date of such notice, and (iv) the average daily trading volume during such period has been at least 50,000 shares. The holders of the Warrants called for redemption shall have the right to exercise the Warrants until the close of business on the date next preceding the date fixed for redemption.

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2018	7,643,003	$1.34

Issued	4,002,646	$1.35
Exercised	-
Expired	(72,669)

Outstanding at December 31, 2018	11,572,980	$1.35

Outstanding at January 1, 2019	11,572,980	$1.35

Issued	55,000	$1.35
Exercised	-
Expired	-

Outstanding at December 31, 2019	11,627,980	$1.35

5. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consist of the following:

	December 31,	December 31,
	2019	2018

Furniture and fixtures	$8,000	$8,000
Leasehold improvements	26,000	26,000
Equipment	16,000	16,000
	$50,000	$50,000
Less accumulated depreciation	(44,000)	(39,000)
	$6,000	$11,000

Depreciation expense on property and equipment for the years ended December 31, 2019 and 2018, were $5,000 and $4,000, respectively.

6. SOFTWARE DEVELOPMENT COSTS

A summary of the capitalization and amortization of software development costs as of the dates indicated follows:

	December 31,	December 31,
	2019	2018

Development costs	$1,936,000	$1,513,000
Acquired technology	1,277,000	630,000
Less accumulated amortization	(1,697,000)	(1,069,000)
	$1,516,000	$1,074,000

Amortization of software development costs and acquired technology for the years ended December 31, 2019 and 2018, were $628,000 and $377,000, respectively. The Company also amortized acquired customer relationship assets related to the ICDLogic LLC acquisition (See Note 12), of $ 22,000 during the year ended December 31, 2019.

7. LINE OF CREDIT

The Company had a revolving line of credit agreement in the amount of $500,000 which had an outstanding balance of $498,000 as of June 30, 2019. All outstanding principal and interest under the line of credit was due and payable on July 15, 2019. In August 2019 the counterparty to the line of credit agreement sold its interest in the line to a limited liability company (LLC) of which at least one stockholder of the Company was a member. In September 2019 the amount owing to the LLC was paid in full and the Company was released of all of its obligations under the line of credit.

8. LONG-TERM DEBT

Our notes payable (including accrued interest) are summarized as follows:

		December 31	December 31
		2019	2018

(1)	Note payable bearing interest at 12.0% per annum, due December 31, 2020	$118,000	$106,000
(2)	Note bearing interest at 8% per annum	-	494,000
(3)	Non-interest bearing note	-	10,000
(4)	Related Party Long term debt bearing interest at 8%, due April 15, 2021	93,000	92,000
(5)	Related Party Promissory note bearing interest at 18%, due December 31, 2020	556,000	714,000
(6)	Convertible note bearing interest at 10%, due August 8, 2020	81,000	-
(7)	Convertible note bearing interest at 10%, due December 16, 2020	45,000	-
		893,000	1,416,000
	Less current maturities	(880,000)	(1,361,000)
	Total Long-term debt	$13,000	$55,000

Total future minimum payments due on long-term debt as of December 31, 2019:

2020	880,000
2021	13,000
893,000

1.	The Company issued a note payable on December 31, 2018 with a principal amount of $100,000 bearing interest at a rate of 12% per annum, with quarterly accrued interest payments and with a balloon payment due by the maturity date of December 31, 2019. The balloon payment due on December 31, 2019 was not made and the Company issued, in exchange for the original note, a new note dated December 31, 2019 with a principal amount of $100,000 bearing interest at a rate of 12% per annum, with quarterly accrued interest payments and a balloon payment due on the maturity date of December 31, 2020. The amounts owing on the note as of December 31, 2019 were $100,000 of principal plus $18,000 of accrued interest.

2.	During the year ended December 31, 2019, the Company determined that due to the statute of limitations, this obligation has been legally extinguished and as such has recognized a gain on cancellation of debt totaling $511,000.

3.	During the year ended December 31, 2019, the Company determined that due to the statute of limitations, this obligation has been legally extinguished and as such has recognized a gain on cancellation of debt totaling $10,000.

4.	The Company executed a promissory note payable to a director of the Company as a part of the terms to a settlement agreement dated April 1, 2018 with a principal amount of $113,000 bearing interest at a rate of 8.0% per annum. Principal payments in the amount of $3,000 with accrued interest were payable monthly starting May 15, 2018.

5.	The Company issued a note payable on December 31, 2018 with a principal amount of $714,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and with a balloon payment due by the maturity date of December 31, 2019. The balloon payment due on December 31, 2019 was not made and the Company issued, in exchange for the original note, a new note dated December 31, 2019 with a principal amount of $556,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and a balloon payment due by the maturity date of December 31, 2020. The amounts owing on the note as of December 31, 2019 were $556,000 of principal plus a nominal amount of accrued interest.

6.	In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. The amounts owing on the convertible note as of December 31, 2019 were $78,000 in principal with accrued interest of $3,000. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the Note is 61% of the Market Price (as defined in the Note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

7.	In December 2019 the Company signed a $45,000 convertible promissory note payable to a different finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity. The amounts owing on the convertible note as of December 31, 2019 were $45,000 of principal and a nominal amount of accrued interest. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the Note is 61% of the Market Price (as defined in the Note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

9. INCOME TAXES

The Company has incurred net losses since inception. As of December 31, 2019, the Company had cumulative federal net operating loss carryforwards of approximately $6,433,000, which are available to be carried forward indefinitely and federal net operating loss carryforwards of approximately $57,031,000 which at the latter date may be carried forward for tax years ending through December 31, 2037. Utilization of NOL carryforwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns are subject to examination by the Internal Revenue Service and applicable state taxing authorities, generally for a period of three years from the date of filing.

Deferred taxes comprise the following as of December 31, 2019 and 2018:

	2019	2018

Deferred Income Tax Assets	13,327,000	13,779,000
Valuation Allowance	(13,327,000)	(13,779,000)
Net Deferred Tax Asset	-	-

Reconciliation of the effective income tax rate to the federal statutory rate:

Federal Income Tax Rate	21%	21%
Change in valuation allowance including the effect of the rate change	-21%	-21%
Effective income tax rate	0%	0%

10. CONCENTRATION OF CREDIT RISK

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Access to the Company’s software products usually requires immediate payment but can extend several months under certain circumstances. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering such factors as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods.

Revenue concentrations for the years ended December 31, 2019 and 2018, and the accounts receivables concentrations at December 31, 2019 and 2018 are as follows:

	Net Sales
	For the Years Ended		Accounts Receivable at
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018

Customer A	42%	33%	32%	15%
Customer B	2%	8%	0%	42%
Customer C	0%	9%	0%	14%
Customer D	3%	0%	29%	0%

11. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On November 15, 2017 the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provides for a one-year renewal term at the option of the Company. As of December 31, 2019, undiscounted future lease obligations for the office space are $58,000 for the year ended December 31, 2020.

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a rightof use asset for the right to use the underlying asset for the lease term. In arriving at the right of use lease asset as of January 1, 2019, we applied the weighted-average incremental borrowing rate of 11.9% over a weighted-average remaining lease term of 1.6 years. The Company adopted this standard using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. As a result of the adoption, the Company increased assets and liabilities by approximately $112,000 and $125,000, respectively, and decreased retained earnings on January 1, 2019 by $13,000.

Lease costs for the year ended December 31, 2019 were $57,000 and cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 were $67,000. As of December 31, 2019, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$58,000
Present value adjustment using incremental borrowing rate	(3,000)
Lease liabilities	$55,000

B) EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

On July 1, 2018, Robert McDermott, the President and Chief Executive Officer of the Company, entered into an employment agreement with the Company pursuant to which the Company, pursuant to which the Company employed Mr. McDermott for a term of three years and six months. Mr. McDermott received a starting annual base salary of $250,000 per annum which increased to $262,500 per annum on July 1, 2019 and will increase to $275,500 per annum on July 1, 2020 and $289,000 per annum on July 1, 2021. In addition, Mr. McDermott is eligible to receive incentive bonus compensation pursuant to an executive bonus plan approved by the Board of Directors or the Compensation Committee of the Board of Directors. For the year ended December 31, 2018 Mr. McDermott received a bonus of 350,000 restricted shares and for the year ended December 31, 2019 he received a cash bonus of $75,000 and the Company plans to award him 800,000 restricted shares in early 2020 which has been reflected as compensation expense in the accompanying 2019 Consolidated Statements of Operations. Also, Mr. McDermott was awarded an option to purchase 700,000 shares of the Company’s Common Stock of which 33% (233,333 shares) vested on July 1, 2018, another 33% (233,333 shares) vested on July 1, 2019 and the remaining 33% (233,334 shares) will vest on July 1, 2020. In the event of termination of Mr. McDermott’s employment due to a change in control, by reason of his death or disability or by the Company without cause, his stock options that have not already vested will fully vest on the date of termination and any restrictions on any restricted stock owned by Mr. McDermott shall be lifted. Further, in the event of the termination of Mr. McDermott’s employment (i) due to a change in control Mr. McDermott will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the 24 month period following the date of termination, (ii) due to death or disability Mr. McDermott or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. McDermott will continue to receive his base salary for the 18 month period following the date of termination or through the end of the employment period, whichever is longer.

On October 1, 2018, David Fidanza, the Chief Information Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Fidanza for a term of three years. Mr. Fidanza received a starting annual base salary of $115,000 per annum which increased to $125,000 per annum on October 1, 2019 and will increase to $130,000 per annum on October 1, 2020. Also, Mr. Fidanza was awarded an option to purchase 300,000 shares of the Company’s Common Stock. 33% of the option award (100,000 shares) vested on October 1, 2018 and another 33% (100,000 shares) vested on October 1, 2019 and the remaining 33% (100,000 shares) will vest on October 1, 2020. In the event of termination of Mr. Fidanza’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Fidanza shall be lifted. Further, in the event of the termination of Mr. Fidanza’s employment (i) due to a change in control Mr. Fidanza will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Fidanza or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Fidanza will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

On November 1, 2018, Murali Chakravarthi, the Chief Technology Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Chakravarthi for three years. Mr. Chakravarthi is to receive an annual base salary of $120,000. Also, Mr. Chakravarthi was awarded an option to purchase 300,000 shares of the Company’s Common Stock. 33% of the option award (100,000 shares) vested on November 1, 2018 and another 33% (100,000 shares) vested on November 1, 2019 and the remaining 33% (100,000 shares) will vest on November 1, 2020. In the event of termination of Mr. Chakravarthi’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Chakravarthi shall be lifted. Further, in the event of the termination of Mr. Chakravarthi’s employment (i) due to a change in control Mr. Chakravarthi will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Chakravarthi or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Chakravarthi will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

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

12. BUSINESS COMBINATIONS

Electro-Fish Media Inc.

On January 19, 2018, iCoreConnect Inc. acquired all of the outstanding common stock of Electro Fish Media Inc., a Texas corporation, in exchange for 3,400,000 shares of our Common Stock (at an agreed upon price of $0.50 per share).

Pursuant to the guidance in FASB Accounting Standards Codification (“ASC”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the Company performed a review of the essential elements of inputs, activities and outputs of the acquisition. The Company determined that the purchase of the Electro-Fish Media stock did not qualify as a business combination. The Company has recorded the $1,700,000 purchase price as an other non-operating expense in the accompanying Statement of Operations for the year ended December 31, 2018.

ClariCare Inc.

On April 30, 2019 iCoreConnect Inc., acquired technology and certain other assets of ClariCare Inc., an Indiana corporation, in exchange for (i) $50,000 in cash, (ii) 2,301,007 shares of the Company’s common stock, subject to adjustment, and (iii) the assumption of certain specified liabilities including a company credit card balance not to exceed $23,000, all upon the terms and conditions set forth in the Asset Purchase Agreement dated as of April 30, 2019 (the “ClariCare Asset Purchase Agreement”) which was attached as an exhibit to the Company’s Form 8-K filed on May 2, 2019 with the SEC. The Company is required to issue additional shares on September 30, 2020 if the stock price is less than $1.49 per share as of that date. ClariCare had created cloud-based dental analytics and practice management software to provide dentists and providers to the dental market modern tools to run their practices more efficiently and effectively and which are a complement to our current dental market product offering.

The Company accounted for the acquisition of the ClariCare business and assets as an asset acquisition under ASC 805, which provides guidance for asset acquisitions. Under the guidance, if substantially all of the acquisition is made up of one asset or similar assets, then the acquisition is an asset acquisition. The Company believes the assets acquired from ClariCare are similar and consider them all to be acquired technology (See Note 6). Further, the Company does not believe the acquired technology constitutes a business as defined under ASC 805.

13. PRO FORMA FINANCIAL STATEMENTS

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area to complement our technology line up in exchange for; (i) 730,000 shares of Common Stock of the Company, (ii) $400,000 in cash, and (iii) the assumption of certain specified liabilities.

The following unaudited pro forma condensed combined financial statements are based on our historical audited consolidated financial statements and TrinIT’s historical unaudited financial statements as adjusted to give effect to the January 3, 2020 acquisition by the Company of TrinIT. The unaudited pro forma condensed combined statements of operations for the year ended December 31, 2019 give effect to the acquisition of TrinIT as if it had occurred on January 1, 2019. The unaudited pro form condensed balance sheet as of December 31, 2019 gives effect to the acquisition of TrinIT as if it had occurred on December 31, 2019.

The pro forma combined financial statements do not necessarily reflect what the combined companies’ financial condition or results of operations would have been had the acquisition occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the combined companies. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF DECEMBER 31, 2019
(All amounts rounded to the nearest thousand except share amounts)

	iCoreConnect	TrinIT*	Pro Forma Adjustments	Notes	Pro Forma Combined
ASSETS
Cash and cash equivalents	$445,000	$15,000	$(400,000)		$60,000
Accounts receivable, net	101,000	-	-		101,000
Prepaid expenses	8,000	-	-		8,000
Total current assets	554,000	15,000	(400,000)		169,000

Property and equipment, net	6,000	3,000	-		9,000
Right of use lease asset - operating	53,000	-	-		53,000
Software development costs, net	625,000	-	-		625,000
Acquired technology, net	891,000	-	-		891,000
Goodwill and intangible assets, net	393,000		583,000	(a)	976,000
Total long-term assets	1,968,000	3,000	583,000		2,554,000

TOTAL ASSETS	$2,522,000	$18,000	$183,000		$2,723,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,001,000	-	-		$1,001,000
Operating lease liability, current portion	55,000	-	-		55,000
Current maturities of long-term debt	880,000	-	-		880,000
Total current liabilities	1,936,000	-	-		1,936,000
Long-term debt	121,000	-	-		121,000
TOTAL LIABILITIES	2,057,000	-	-		2,057,000

TOTAL STOCKHOLDERS' EQUITY	465,000	18,000	183,000		666,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,522,000	$18,000	$183,000		$2,723,000

See accompanying note to the Unaudited Pro Forma Condensed Combined Financial Information
* - The financial statements of TrinIT as of and for the year ended December 31, 2019 are unaudited and have been compiled by management.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2019
(All amounts rounded to the nearest thousand except share amounts)

	iCoreConnect	TrinIT*	Pro Forma Adjustments	Pro Forma Combined
Revenue	$1,014,000	$983,000	-	$1,997,000
Cost of sales	305,000	371,000	-	676,000
Gross profit	709,000	612,000	-	1,321,000

Expenses
Selling, general and administrative	3,434,000	299,000	-	3,733,000
Depreciation and amortization	655,000	-	-	655,000
Total operating expenses	4,089,000	299,000	-	4,388,000
Income (Loss) from operations	(3,380,000)	313,000	-	(3,067,000)

Other income (expense)
Interest expense	(236,000)	-	-	(236,000)
Other (expense) income	(64,000)	(30,000)	-	(94,000)
Gain on cancellation of liabilities	697,000	-	-	697,000
Total other income (expense)	397,000	(30,000)	-	367,000

Net income (loss)	$(2,983,000)	$283,000	-	$(2,700,000)

Net loss per share available to common stockholders, basic and diluted	$(0.05)			$(0.05)

Weighted average number of shares, basic and diluted	$58,546,699			$59,276,699

See accompanying note to the Unaudited Pro Forma Condensed Combined Financial Information
* - The financial statements of TrinIT as of and for the year ended December 31, 2019 are unaudited and have been compiled by management.

Note – Pro forma adjustments

(a) Since all information required to perform a detailed valuation analysis of TrinIT’s intangible assets could not be obtained as of the date of this filing, these pro forma adjustments are provisional in nature and subject to change in the near-term.

14. SUBSEQUENT EVENTS

For the period January 1, 2020 through March 27, 2020, the Company issued 2,280,000 shares of common stock for cash proceeds totaling $570,000. The Company also issued 730,000 shares of common stock during the period to acquire the assets of Computer Plumber, LLC, doing business at TrinIT (“TrinIT”) (See Note 13). Lastly, the Company issued 131,250 shares of restricted stock during the period related to the vesting of a 2019 restricted stock grant.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, currently filling the role of Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the material weakness related to insufficient accounting personnel discussed below, he has concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

Except for the departure of our Chief Financial Officer and Chief Accounting Officer during the year (whose duties have been assumed by our President and Chief Executive Officer), we have not identified any change in our internal control over financial reporting during our most recently completed fiscal year that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer, currently filling the role of Acting Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing and detecting misstatements on a timely basis. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis.

In the course of completing its assessment of internal control over financial reporting as of December 31, 2019, management identified a material weakness, relating to the number of personnel available to serve the Company’s accounting function. Specifically, management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. Although we are unable to remediate the material weakness with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2020 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements included in this Form 10-K are listed in Item 8.

(b) Exhibits*:

Exhibit No.	Description
1.1	Certificate of Amended and Restated Articles of Incorporation of iMedicor, Inc. filed with the Secretary of State of the State of Nevada on June 29, 2017, effective June 30, 2017, changing the name of iMedicor, Inc. to iCoreConnect Inc. (incorporated by reference to the Company s Registration Report on Form 10/A filed on August 17, 2018).
1.2	Amended and Restated By-Laws of the Company as amended and restated on June 30, 2017, (incorporated by reference to the Company s Registration Report on Form 10/A filed on August 17, 2018).
2.2	Stock Purchase Agreement dated as of January 19, 2018 among iCoreConnect Inc. and Christopher L. Elley and Cile L. Spelce, (incorporated by reference to the Company s Registration Report on Form 10/A filed on August 17, 2018).
2.3	Asset Purchase Agreement dated as of April 30, 2019 between iCoreConnect Inc. and ClariCare Inc., (incorporated by reference to the Company's Current Report on Form 8-K filed on May 2, 2019).
2.4	Asset Purchase Agreement dated as of January 3, 2020 between iCoreConnect Inc. and Computer Plumber, LLC, a North Carolina limited liability company doing business as TrinIT.
3.6	Executive Employment Agreement dated as of July 1, 2018 between iCoreConnect, Inc. and Robert McDermott, (incorporated by reference to the Company s Registration Report on Form 10/A filed on August 17, 2018).
3.7	David Fidanza Employment Agreement dated October 1, 2018, (incorporated by reference to the Company's Form 10-K filed on April 1, 2019).
3.8	Murali Chakravarthi Employment Agreement dated November 1, 2018, (incorporated by reference to the Company's Form 10-K filed on April 1, 2019).
4.1	iCoreConnect Inc. 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company s Registration Report on Form 10/A filed on August 17, 2018).
4.2	Form of Restricted Stock Award Agreement under the 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company s Registration Report on Form 10/A filed on August 17, 2018).
4.3	iCoreConnect Inc. 2016 Incentive Bonus Compensation Plan, (incorporated by reference to the Company s Registration Report on Form 10/A filed on August 17, 2018).
5.2	Lease Agreement dated October 17, 2017 between iCoreConnect Inc. and Lake Butler Plaza Properties, LLC., (incorporated by reference to the Company s Registration Report on Form 10/A filed on August 17, 2018).
10.1	Fifth Amendment between iCoreConnect Inc. and United Healthcare Services Inc. dated December 16, 2019
31.1	CEO Certification pursuant to rule 13a-14(a)
31.2	CFO Certification pursuant to rule 13a-14(a)
32.1	CEO Sarbanes Oxley certification
32.2	CFO Sarbanes Oxley certification

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

Name	Title	Date

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer	March 27, 2020
(Principal Executive Officer)

/s/ Robert P McDermott
Robert P McDermott	Acting Chief Financial and Accounting Officer	March 27, 2020
(Acting Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert P McDermott
Robert P McDermott	Director	March 27, 2020

/s/ JD Smith
JD Smith	Director	March 27, 2020

/s/ Jeff Stellinga
Jeff Stellinga	Director	March 27, 2020

/s/ Robert A DeSanti
Robert A DeSanti	Director	March 27, 2020

/s/ Samuel B Fortenbaugh III
Samuel B Fortenbaugh III	Director	March 27, 2020

