Form 10-Q
period 2020-03-31
iCoreConnect Inc.
filed 2020-05-15
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2020, there were 72,576,928 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2020

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$61,000	$445,000
Accounts receivable, net of allowance for doubtful accounts	126,000	101,000
Prepaid expenses	23,000	8,000
Total current assets	210,000	554,000

Property and equipment, net	5,000	6,000
Right of use lease asset - operating	48,000	53,000
Software development costs, net	713,000	625,000
Acquired technology, net	794,000	891,000
Customer relationships, net	454,000	32,000
Goodwill	491,000	361,000
Total long-term assets	2,505,000	1,968,000

TOTAL ASSETS	$2,715,000	$2,522,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,082,000	$1,001,000
Operating lease liability, current portion	49,000	55,000
Current maturities of long-term debt	908,000	880,000
Deferred revenue, current portion	7,000	-
Total current liabilities	2,046,000	1,936,000

Long-term debt, net of current maturities	13,000	13,000
Deferred revenue, net of current portion	103,000	108,000
Total long-term liabilities	116,000	121,000

TOTAL LIABILITIES	2,162,000	2,057,000

STOCKHOLDERS' EQUITY

Preferred Stock, Undesignated par value $0.001; Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 70,673,594 as of March 31, 2020 and 67,476,089 as of December 31, 2019	71,000	67,000
Additional paid-in-capital	75,602,000	74,738,000
Accumulated deficit	(75,120,000)	(74,340,000)
TOTAL STOCKHOLDERS' EQUITY	553,000	465,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,715,000	$2,522,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Revenue	$506,000	$280,000
Cost of sales	219,000	88,000
Gross profit	287,000	192,000

Expenses
Selling, general and administrative	809,000	797,000
Depreciation and amortization	223,000	107,000
Total operating expenses	1,032,000	904,000
Loss from operations	(745,000)	(712,000)

Interest expense	(35,000)	(49,000)

Net loss	$(780,000)	$(761,000)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares, basic and diluted	69,844,262	52,210,810

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2019	50,864,131	$51,000	$70,335,000	$(71,344,000)	$(958,000)

Cumulative adjustment for the adoption of a new accounting pronouncement	-	-	-	(13,000)	(13,000)
Stock issued for cash and conversion of notes payable	2,395,607	2,000	673,000	-	675,000
Stock compensation expense	212,500	-	208,000	-	208,000
Net loss	-	-	-	(761,000)	(761,000)
Balances at March 31, 2019	53,472,238	$53,000	$71,216,000	$(72,118,000)	$(849,000)

Balances at January 1, 2020	67,476,089	$67,000	$74,738,000	$(74,340,000)	$465,000
Stock issued for cash	2,280,000	3,000	567,000	-	570,000
Stock issued for conversion of note payable	56,255	-	20,000	-	20,000
Stock compensation expense	131,250	-	95,000	-	95,000
Stock issued for asset acquisition of TrinIT (Note 8)	730,000	1,000	182,000	-	183,000
Net loss	-	-	-	(780,000)	(780,000)
Balances at March 31, 2020	70,673,594	$71,000	$75,602,000	$(75,120,000)	$553,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITTIES:
Net loss	$(780,000)	$(761,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,000	1,000
Amortization expense	219,000	106,000
Stock compensation expense	95,000	208,000
Non-cash interest expense	12,000	-
Decrease (increase) in:
Accounts receivable	(25,000)	102,000
Prepaid expenses	(9,000)	(17,000)
Right of use asset, net of lease liability	(1,000)	(3,000)
Accounts payable and accrued expenses	53,000	(14,000)
Deferred revenue	(4,000)	4,000
NET CASH USED IN OPERATING ACTIVITIES	(436,000)	(374,000)

INVESTING ACTIVITIES
Purchase of property & equipment	-	-
Cash paid for acquisition of TrinIT, net of acquired cash (see Note 8)	(375,000)	-
Cash paid for capitalized software development costs	(181,000)	(94,000)
NET CASH USED IN INVESTING ACTIVITIES	(556,000)	(94,000)

FINANCING ACTIVITES
Net proceeds from debt	88,000	-
Payments on debt	(50,000)	(49,000)
Proceeds from issuance of common stock	570,000	655,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	608,000	606,000

NET (DECREASE) INCREASE IN CASH	(384,000)	138,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	445,000	1,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$61,000	$139,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38,000	$36,000
Stock issued for acquisition of TrinIT	$183,000	$-
Stock issued for conversion of convertible notes payable	$20,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

Our solutions allow providers and health care professionals to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost effectively exchange and share patient medical information. The Company creates communication and practice management software that allows you to share information at the highest level of security and is a national provider of secure communications for high compliance industries. Our software allows organizations and individuals to easily exchange information utilizing 2048-bit encryption in full compliance with current federal laws. The Company currently designs, engineers and sells cloud-based software for the healthcare industry, with potential application in other industries with a need for secure information communication compliance. Due to current HIPAA regulations, providers and health care professionals have been prohibited from electronically exchanging unencrypted personal health information. Until recently, there was no cost-effective platform for transferring this information in a HIPAA compliant environment. We solved this problem.

During Q1 2020 iCoreConnect successfully launched two new software solutions: iCoreRx and iCoreHuddle. Both offer much needed workflow enhancements to providers looking to bolster their existing practice management solution with additional features such as ePrescribing and business analytics.

iCoreRx - is a fully HIPAA compliant electronic prescription service that integrates with popular Practice Management and EHR systems. It saves time by selecting exact medications at available doses with built-in support for Lexicomp drug directory. It provides full support for EPCS (electronic prescription for controlled substances). It protects both the patient and provider by viewing complete prescription history. It speeds up the process by using a “Favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that integrates with the state database for prescription drug monitoring. Providers in many states are required to check the patient's Prescription Drug Monitoring Program (PDMP / PMP) history before prescribing controlled substances. By providing a single click real-time access to the state database, without the need to manually enter data, the provider is automatically connected to the state database which provides access to PDMP data, including a patient’s health history. It provides access to patient risk scores and an interactive visualization of usage patterns to help identify potential risk factors. The provider can then use this report to make decisions on objective insight into potential drug misuse or abuse. This will ultimately lead to improved patient safety.

iCoreHuddle is a practice workflow tool that connects to most popular Practice Management and EHR systems. It provides the practice with a dashboard with various metrics and KPIs (key performance indicators). iCoreHuddle provides a daily view of the schedule of patients, including their outstanding balance, uncompleted or open treatment plans, recall information, procedure information and remaining insurance benefits. The system provides an enormously powerful tool to instantly reveal the revenue potential for each patient. Also included in iCoreHuddle is the RTBC (Real Time Benefit Check) module. The RTBC module looks ahead of the schedule and checks for accuracy regarding the patient's insurance among other specifics to ensure that every patient in the schedule has been validated before their visit. This allows the users via a single click to access the eligibility status of their insurance including a detailed report from the insurance provider on benefits and deductibles in real-time. This tool greatly increases workflow efficiency of the practice by reducing the number of lookups and clicks for each patient. In addition to the above benefits, the software also allows the provider to access patient information from anywhere via the cloud, when traditionally this information has only been available on the Practice Management systems inside the office.

Software products

The Company currently markets nine different customizable secure HIPAA compliant cloud-based software products:

iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCoreExam, iCoreHuddle and iCoreRx.

IT Services

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area, to complement our technology line up.

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

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2019, which are included in the Company’s Annual Report filed on Form 10-K with the SEC on March 27, 2020. The accompanying condensed balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10-K filed with the SEC.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three month period ended March 31, 2020 the Company generated an operating loss of $745,000. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $75,120,000, $553,000 and $1,836,000, respectively, at March 31, 2020. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. During 1Q 2020 the note holder converted on two separate occasions a total of $20,000 in convertible note principal into 56,255 common shares of the Company at an average conversion price of $0.36 per common share.

In December 2019 the Company signed a $45,000 convertible promissory note payable to a second finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

In January 2020 the Company signed a $100,000 convertible promissory note payable to a third finance company due twelve (12) months after issuance and received $88,500 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

On March 11, 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic and continued widespread infection in the United States is a possibility. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to reduced economic activity. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of our financial position, results of operations and cash flows are summarized below.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. Conversely, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $17,000 at both March 31, 2020 and December 31, 2019.

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

Revenue Recognition

The Company has five primary sources of revenue:

1. Electronic Health Records (EHR) licenses and rental services

2. Encrypted Secure & HIPPA Compliant email services (“Encrypted Secure email”)

3. ICD Coding Software

4. IT Project (new from TrinIT acquisition)

5. Managed IT Services (new from TrinIT acquisition)

Revenue from EHR software licensing arrangements include private cloud hosting services and post contract support provided to clients that have purchased a perpetual or specific term license to the EHR software solution and have contracted with the Company to host the software. These arrangements provide a client with a contractual right to take possession of the software at any time during the private cloud hosting period and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. The Company recognizes revenue from a sale of its EHR software license at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

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

IT Project revenue, new from the TrinIT acquisition in Q1 2020, relates to the “ad hoc” customer projects involving time and material with the corresponding revenue being recognized after job completion.

Managed IT Services, new from the TrinIT acquisition in Q1 2020, offers customers bundled IT services with annual contracts invoiced monthly as services are performed or prepaid annually with any unearned revenue being deferred and amortized ratably over the course of the remaining year.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options, shares issuable on exercise of warrants, convertible preferred stock and convertible notes in the weighted average number of shares of common stock outstanding for a period, if dilutive. Common stock equivalents that are anti-dilutive were excluded from the computation of diluted earnings per share which consisted of all outstanding common stock options, warrants and shares to be issued under convertible debt instruments.

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

Recently Issued Accounting Pronouncements

The Company does not believe that any issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

4. COMMON STOCK AND PREFERRED STOCK

Stock Issuances

During the three month period ended March 31, 2020, the Company issued 2,280,000 shares of common stock for cash proceeds totaling $570,000. August 2019 convertible note holders also converted $20,000 of note principal into 56,255 shares. In addition, a total of 131,250 restricted shares of common stock issued in 2019 vested during the three month period ended March 31, 2020. Lastly, the Company issued 730,000 shares of common stock as part of the consideration to acquire the assets of TrinIT (See Note 8).

Stock Options

During the three month period ended March 31, 2020, no options to purchase shares of common stock granted to employees expired and no options were forfeited or exercised.

A summary of option activity for the three month period ended March 31, 2020, is presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2020	1,410,000	$0.24	9.2	$-

Granted	-	$-
Exercised	-
Forfeited	-	$-
Balance Outstanding - March 31, 2020	1,410,000	$0.24	8.9	$-

Exercisable - March 31, 2020	976,667	$0.24	8.9	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2020	433,333	$0.13	0.6

Granted	-	$-
Vested	-	$-
Forfeited/expired	-
Nonvested - March 31, 2020	433,333	$0.13	0.4

5. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with significant features and enhancements during the three month period ended March 31, 2020 and has continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	March 31,	December 31,
	2020	2019

Development costs	$2,117,000	$1,936,000
Acquired technology	1,277,000	1,277,000
Less accumulated amortization	(1,887,000)	(1,697,000)
	$1,507,000	$1,516,000

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On November 15, 2017 the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provides for a one-year renewal term at the option of the Company.

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area, to complement our technology line up. TrinIT signed a two-year lease for its headquarters starting on November 1, 2018.

As of March 31, 2020, undiscounted future lease obligations for the office spaces are as follows:

Year Ended	Lease Amount

December 31, 2020	$51,000
December 31, 2021	-
$51,000

Lease costs for the three months ended March 31, 2020 were $17,000 and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 were $21,000. As of March 31, 2020, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$51,000
Present value adjustment using incremental borrowing rate	(2,000)
Lease liabilities	$49,000

7. CONCENTRATION OF CREDIT RISK

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms could range from immediate payment for access to the Company’s software products to payment over a period of several months. Management periodically and regularly reviews customer account activity to assess the adequacy of allowances for doubtful accounts, considering such factors as economic conditions and each customer’s payment history and creditworthiness. If the financial conditions of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify their financial terms and/or pursue alternative collection methods.

Revenue concentrations for the three months ended March 31, 2020 and 2019 and the accounts receivable concentrations as of March 31, 2020 and December 31, 2019, expressed as a percentage of the Company’s revenue and accounts receivable, respectively, are as follows:

	Net Sales
	For the Three Months Ended		Accounts Receivable at
	March 31,	March 31,	March 31,	December 31,
	2020	2019	2020	2019

Customer A	20%	38%	27%	32%
Customer B	0%	19%	0%	0%
Customer C	0%	0%	23%	29%

8. BUSINESS COMBINATIONS

On January 3, 2020 the Company acquired substantially all of the assets and business of Computer Plumber, LLC, a North Carolina limited liability company doing business as TrinIT (“Seller”), in exchange for (i) 730,000 shares of Common Stock of Buyer, (ii) $400,000 in cash, and (iii) the assumption of certain specified debts, liabilities and obligations, all upon the terms and conditions set forth in an Asset Purchase Agreement dated as of January 3, 2020 (the “Computer Plumber LLC Asset Purchase Agreement”).

Pursuant to the guidance in FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the Company calculated the estimated fair value of the acquired customer relationships using the discounted cash flow approach. The key assumptions and inputs into the cash flow model used were: (1) an annual customer attrition rate of 8%, (2) a gross margin percentage of 55%, (3) a tax rate of 23.50% and (4) a discount rate of 12%.

Certain fair values of the acquired assets and assumed liabilities may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted retrospectively in subsequent periods within the measurement period when it reflects new information obtained about facts and circumstances that were in existence at the acquisition date. The measurement period cannot exceed one year from the acquisition date.

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of January 3, 2020:

Consideration Paid:
Cash	$400,000
Common stock	183,000
$583,000

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$25,000
Other current asset	6,000
Right of Use - Lease	14,000
Fixed Assets	3,000
Customer relationships	450,000
Goodwill	130,000
Total assets acquired	628,000

Liabilities assumed:
Due to Seller	10,000
Accrued Liability	15,000
Deferred revenue	6,000
Lease Liability	14,000
Total liabilities assumed	45,000

Net assets acquired	$583,000

9. SUBSEQUENT EVENTS

Since March 31, 2020, the Board approved the issuance of 1,000,000 shares of the Company’s Common Stock to the President and Chief Executive Officer of the Company which were earned and reflected as a 2019 expense. The Board also approved the issuance of an additional 890,000 shares to its Directors, certain officers, and employees which will be reflected as an expense during 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading "Risk Factors" included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 27, 2020 and under the heading entitled “Going Concern” in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

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

Our solutions allow providers and health care professionals to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost effectively exchange and share patient medical information. The Company creates communication and practice management software that allows you to share information at the highest level of security and is a national provider of secure communications for high compliance industries. Our software allows organizations and individuals to easily exchange information utilizing 2048-bit encryption in full compliance with current federal laws. The Company currently designs, engineers and sells cloud-based software for the healthcare industry, with potential application in other industries with a need for secure information communication compliance. Due to current HIPAA regulations, providers and health care professionals have been prohibited from electronically exchanging unencrypted personal health information. Until recently, there was no cost-effective platform for transferring this information in a HIPAA compliant environment. We solved this problem.

During Q1 2020 iCoreConnect successfully launched two new software solutions: iCoreRx and iCoreHuddle. Both offer much needed workflow enhancements to providers looking to bolster their existing practice management solution with additional features such as ePrescribing and business analytics.

iCoreRx - is a fully HIPAA compliant electronic prescription service that integrates with popular Practice Management and EHR systems. It saves time by selecting exact medications at available doses with built-in support for Lexicomp drug directory. It provides full support for EPCS (electronic prescription for controlled substances). It protects both the patient and provider by viewing complete prescription history. It speeds up the process by using a “Favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that integrates with the state database for prescription drug monitoring. Providers in many states are required to check the patient's Prescription Drug Monitoring Program (PDMP / PMP) history before prescribing controlled substances. By providing a single click real-time access to the state database, without the need to manually enter data, the provider is automatically connected to the state database which provides access to PDMP data, including a patient’s health history. It provides access to patient risk scores and an interactive visualization of usage patterns to help identify potential risk factors. The provider can then use this report to make decisions on objective insight into potential drug misuse or abuse. This will ultimately lead to improved patient safety.

iCoreHuddle is a practice workflow tool that connects to most popular Practice Management and EHR systems. It provides the practice with a dashboard with various metrics and KPIs (key performance indicators). iCoreHuddle provides a daily view of the schedule of patients, including their outstanding balance, uncompleted or open treatment plans, recall information, procedure information and remaining insurance benefits. The system provides an enormously powerful tool to instantly reveal the revenue potential for each patient. Also included in iCoreHuddle is the RTBC (Real Time Benefit Check) module. The RTBC module looks ahead of the schedule and checks for accuracy regarding the patient's insurance among other specifics to ensure that every patient in the schedule has been validated before their visit. This allows the users via a single click to access the eligibility status of their insurance including a detailed report from the insurance provider on benefits and deductibles in real-time. This tool greatly increases workflow efficiency of the practice by reducing the number of lookups and clicks for each patient. In addition to the above benefits, the software also allows the provider to access patient information from anywhere via the cloud, when traditionally this information has only been available on the Practice Management systems inside the office.

Software products

The Company currently markets nine different customizable secure HIPAA compliant cloud-based software products: iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCoreExam, iCoreHuddle and iCoreRx.

IT Services

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area, to complement our technology line up.

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

In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. During 1Q 2020 the note holder converted on two separate occasions a total of $20,000 in convertible note principal into 56,255 common shares of the Company at an average conversion price of $0.36 per common share.

In December 2019 the Company signed a $45,000 convertible promissory note payable to a second finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

In January 2020 the Company signed a $100,000 convertible promissory note payable to a third finance company due twelve (12) months after issuance and received $88,500 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

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

Revenue Recognition

The Company has five primary sources of revenue:

1. Electronic Health Records (EHR) licenses and rental services

2. Encrypted Secure & HIPPA Compliant email services (“Encrypted Secure email”)

3. ICD Coding Software

4. IT Project (new from TrinIT acquisition)

5. Managed IT Services (new from TrinIT acquisition)

Revenue from EHR software licensing arrangements include private cloud hosting services and post contract support provided to clients that have purchased a perpetual or specific term license to the EHR software solution and have contracted with the Company to host the software. These arrangements provide a client with a contractual right to take possession of the software at any time during the private cloud hosting period and it is feasible for the client to either use the software on its own equipment or to contract with an unrelated third party to host the software. The Company recognizes revenue from a sale of its EHR software license at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

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

IT Project revenue, new from the TrinIT acquisition in Q1 2020, relates to the “ad hoc” customer projects involving time and material with the corresponding revenue being recognized after job completion.

Managed IT Services, new from the TrinIT acquisition in Q1 2020, offers customers bundled IT services with annual contracts invoiced monthly as services are performed or prepaid annually with any unearned revenue being deferred and amortized ratably over the course of the remaining year.

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

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019	% Incr/(Decr)
Revenues	$506,000	$280,000	81%
Cost of sales	219,000	88,000	149%
Gross profit	287,000	192,000	49%

Expenses
Selling, general and administrative	809,000	797,000	2%
Depreciation and amortization	223,000	107,000	108%
Total operating expenses	1,032,000	904,000	14%
Loss from operations	(745,000)	(712,000)	5%

Interest expense	(35,000)	(49,000)	-29%

Net loss	$(780,000)	$(761,000)	2%

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Three Month Period Ended March 31, 2020 (“1Q 2020”) Compared to Three Month Period Ended March 31, 2019 (“1Q 2019”)

Revenues. Net revenues of $506,000 for the 1Q 2020 period increased $226,000 or 81% compared to $280,000 for the 1Q 2019 period. The increase between periods was primarily due to recurring SaaS revenues increasing $48,000 combined with an $181,000 increase in sales due to the acquisition of TrinIT in 1Q 2020.

Cost of sales. Cost of sales of $219,000 for the 1Q 2020 period increased $131,000 or 149% compared to $88,000 for the 1Q 2019 period. The increase between periods was due primarily to a $51,000 increase in cost of sales labor and $73,000 in cost of sales material both as a result of the acquisition of TrinIT in 1Q 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses of $809,000 for the 1Q 2020 period increased $12,000 or 2% compared to $797,000 for the 1Q 2019 period. The increase between periods was primarily due to an increase of $56,000 in consulting fees and a $46,000 increase in payroll expenses due to the acquisition of TrinIT in 1Q 2020 offset by a $113,000 decrease in stock compensation expenses in 1Q 2020.

Depreciation and amortization expenses. Depreciation and amortization expenses of $223,000 for the 1Q 2020 period increased $116,000 or 108% compared to $107,000 for the 1Q 2019 period. The increase between periods was primarily made of three components. First, there was a $22,000 in increased quarterly amortization with respect to the ICD Logic acquisition to reflect a change to three (3) years of remaining useful life from the previous six (6) years. Second, we effectively doubled our Acquired Technology assets with the acquisition of technology from ClariCare during 2Q 2019 thus resulting in a $55,000 quarterly increase in the related amortization expense between periods. Third, the 1Q 2020 acquisition of TrinIT increased our quarterly amortization $23,000 starting in 1Q 2020.

Interest Expense. Interest expense of $35,000 for the 1Q 2020 period decreased $14,000 or 29% compared to $49,000 in the 1Q 2019 period. The decrease between periods was primarily due to an $8,000 decrease in quarterly interest expense resulting from the 2Q 2019 payoff of the line of credit (see further discussion in “Credit Facilities”).

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three month period ended March 31, 2020 the Company generated an operating loss of $745,000. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $75,120,000, $553,000 and $1,836,000, respectively, at March 31, 2020. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the three month periods ended March 31, 2020 and 2019 related to our operations:

	Three Months Ended	Three Months Ended
	Ended	Ended
	March 31,	March 31,
	2020	2019
Net cash used in operating activities	$(436,000)	$(374,000)

Net cash used in investing activities	(556,000)	(94,000)

Net cash provided by financing activities	608,000	606,000

Net Increase / (Decrease) in cash	(384,000)	138,000
Cash and cash equivalents at the beginning of the period	445,000	1,000
Cash and cash equivalents at the end of the period	$61,000	$139,000

Operating Activities: Net cash used by operating activities of $436,000 for the three month period ended March 31, 2020 was $62,000 more than the $374,000 cash used by operations for the three month period ended March 31, 2019. The increase in cash utilized by operating activities compared to the three month period ended March 31, 2019 was attributable to a $4,000 increase in net loss and non-cash adjustments to net loss combined with an $58,000 increase in the cash impact of changes in operating assets and liabilities. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities of $556,000 for the three month period ended March 31, 2020 was $462,000 more than the $94,000 cash used by investing activities for the three month period ended March 31, 2019. This was due to an increase of $87,000 in software development spending combined with the net cash outlay of $375,000 paid as part of the consideration to acquire the assets of TrinIT. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $608,000 for the three month period ended March 31, 2020 was $2,000 more than the $606,000 cash provided by financing activities for the three month period ended March 31, 2019. This was primarily due to cash proceeds of $88,000 from a convertible debt deal closing in Q1 2020 being largely offset by $85,000 less cash being raised from the issuance of common stock during the three month period ended March 31, 2020.

Credit Facilities

The Company’s line of credit was paid off in 2Q 2019 and its commercial banking business was moved. The Company currently has no active line of credit facility.

In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. During 1Q 2020 the note holder converted on two separate occasions a total of $20,000 in convertible note principal into 56,255 common shares of the Company at an average conversion price of $0.36 per common share.

In December 2019 the Company signed a $45,000 convertible promissory note payable to a second finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

In January 2020 the Company signed a $100,000 convertible promissory note payable to a third finance company due twelve (12) months after issuance and received $88,500 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, currently also filling the role of Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the material weakness related to insufficient accounting personnel discussed in our SEC filing on Form 10-K dated December 31, 2019, he has concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended March 31, 2020 is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Month Period Ended March 31, 2020 and 2019 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCoreConnect, Inc. (Registrant)

Date: May 15, 2020	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Robert McDermott
Robert McDermott
Acting Chief Financial Officer
(Acting Principal Accounting Officer)

