Form 10-Q
period 2020-06-30
iCoreConnect Inc.
filed 2020-08-14
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

Commission file number: 000-52765

iCoreConnect Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-4182867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13506 Summerport Village Pkwy #160, Windermere, FL 34786
(Address of principal executive offices) (Zip Code)

(888) 810-7706

(Registrant’s Telephone Number, Including Area Code)

_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	ICCT	The OTCQB Venture Market

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

As of August 10, 2020, there were 75,056,148 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2020

iCoreConnect Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$12,000	$445,000
Accounts receivable, net of allowance for doubtful accounts	174,000	101,000
Prepaid expenses	12,000	8,000
Total current assets	198,000	554,000

Property and equipment, net	4,000	6,000
Right of use lease asset - operating	28,000	53,000
Software development costs, net	743,000	625,000
Acquired technology, net	697,000	891,000
Customer relationships, net	426,000	32,000
Goodwill	491,000	361,000
Total long-term assets	2,389,000	1,968,000

TOTAL ASSETS	$2,587,000	$2,522,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,012,000	$1,001,000
Operating lease liability, current portion	28,000	55,000
Current maturities of long-term debt	1,058,000	880,000
Deferred revenue, current portion	5,000	-
Total current liabilities	2,103,000	1,936,000

Long-term debt, net of current maturities	183,000	13,000
Deferred revenue, net of current portion	96,000	108,000
Total long-term liabilities	279,000	121,000

TOTAL LIABILITIES	2,382,000	2,057,000

STOCKHOLDERS’ EQUITY

Preferred Stock, Undesignated par value $0.001; Authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 73,473,452 as of June 30, 2020 and 67,476,089 as of December 31, 2019	73,000	67,000
Additional paid-in-capital	76,109,000	74,738,000
Accumulated deficit	(75,977,000)	(74,340,000)
TOTAL STOCKHOLDERS’ EQUITY	205,000	465,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,587,000	$2,522,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue	$472,000	$305,000	$978,000	$585,000
Cost of sales	210,000	76,000	429,000	164,000
Gross profit	262,000	229,000	549,000	421,000

Expenses
Selling, general and administrative	870,000	770,000	1,679,000	1,567,000
Depreciation and amortization	225,000	168,000	448,000	275,000
Total operating expenses	1,095,000	938,000	2,127,000	1,842,000
Loss from operations	(833,000)	(709,000)	(1,578,000)	(1,421,000)

Other income (expense)
Interest expense	(34,000)	(47,000)	(69,000)	(96,000)
Other income	10,000	-	10,000	-
Total other income (expense)	(24,000)	(47,000)	(59,000)	(96,000)

Net loss	$(857,000)	$(756,000)	$(1,637,000)	$(1,517,000)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares, basic and diluted	72,521,462	56,566,028	71,182,862	54,400,450

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2019	50,864,131	$51,000	$70,335,000	$(71,344,000)	$(958,000)

Cumulative adjustment for the adoption of a new accounting pronouncement (Note 6)	-	-	-	(13,000)	(13,000)
Stock issued for cash and conversion of notes payable	2,395,607	2,000	673,000	-	675,000
Stock compensation expense	212,500	-	208,000	-	208,000
Net loss		-	-	(761,000)	(761,000)
Balances at March 31, 2019	53,472,238	$53,000	$71,216,000	$(72,118,000)	$(849,000)

Stock issued for cash	1,600,152	2,000	425,000	-	427,000
Stock issued for services	66,666	-	17,000	-	17,000
Stock issued for acquisition of technology	2,301,007	2,000	573,000	-	575,000
Stock compensation expense	1,047,860	1,000	133,000	-	134,000
Net loss	-	-	-	(756,000)	(756,000)
Balances at June 30, 2019	58,487,923	$58,000	$72,364,000	$(72,874,000)	$(452,000)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2020	67,476,089	$67,000	$74,738,000	$(74,340,000)	$465,000
Stock issued for cash	2,280,000	3,000	567,000	-	570,000
Stock issued for conversion of note payable	56,255	-	20,000	-	20,000
Stock compensation expense	131,250	-	95,000	-	95,000
Stock issued for asset acquisition of TrinIT (Note 8)	730,000	1,000	182,000	-	183,000
Net loss	-	-	-	(780,000)	(780,000)
Balances at March 31, 2020	70,673,594	$71,000	$75,602,000	$(75,120,000)	$553,000

Stock issued for cash	100,000	-	25,000	-	25,000
Stock issued for conversion of note payable	76,997	-	8,000	-	8,000
Stock compensation expense	1,617,861	1,000	224,000	-	225,000
Stock issued for conversion of accounts payable	1,000,000	1,000	249,000		250,000
Stock issued for stock option exercises	5,000	-	1,000	-	1,000
Net loss	-	-	-	(857,000)	(857,000)
Balances at June 30, 2020	73,473,452	$73,000	$76,109,000	$(75,977,000)	$205,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITTIES
Net loss	$(1,637,000)	$(1,517,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,000	3,000
Amortization expense	443,000	272,000
Stock issued for services	-	17,000
Stock compensation expense	320,000	342,000
Non-cash interest expense	12,000	-
Changes in assets and liabilities:
Accounts receivable	(73,000)	33,000
Prepaid expenses	2,000	(14,000)
Right of use asset, net of lease liability	(2,000)	(11,000)
Accounts payable and accrued expenses	255,000	109,000
Deferred revenue	(13,000)	9,000
NET CASH USED IN OPERATING ACTIVITIES	(688,000)	(757,000)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire ClariCare	-	(50,000)
Cash portion of consideration paid to acquire TrinIT (see Note 8)	(375,000)	-
Additions to capitalized software	(311,000)	(208,000)
NET CASH USED IN INVESTING ACTIVITIES	(686,000)	(258,000)

FINANCING ACTIVITES
Net proceeds from debt	416,000	-
Payments on debt	(71,000)	(68,000)
Proceeds from issuance of common stock	595,000	1,082,000
Proceeds from exercise of employee stock options	1,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	941,000	1,014,000

NET (DECREASE) IN CASH	(433,000)	(1,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	445,000	1,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$12,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$49,000	$72,000
Stock issued for acquisition of TrinIT	$183,000	$-
Stock issued for acquisition of technology	$-	$575,000
Stock issued for conversion of convertible notes payable	$28,000	$-
Stock issued for conversion of notes payable	$-	$20,000
Stock issued for conversion of accounts payable	$250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(All amounts rounded to the nearest thousand except share amounts)

1. NATURE OF OPERATIONS

iCoreConnect Inc., a Nevada Corporation, (the “Company”), builds secure cloud-based communications systems, focused on healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education markets. iCoreConnect’s iCoreExchange (Health Information Exchange) allows providers and health care professionals to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations and the current Direct protocol.

Our products allow health care providers and other health care professionals to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost effectively exchange and share patient medical information. The Company creates communication and practice management software that allows health care providers to share information at the highest level of security. Our software allows organizations and individuals to easily exchange information utilizing 2048-bit encryption in full compliance with current federal laws and regulations. The Company currently designs, engineers and sells cloud-based software for the healthcare industry. Due to current HIPAA regulations, providers and health care professionals have been prohibited from electronically exchanging unencrypted personal health information. Until recently, there was no cost-effective platform for transferring this information in a HIPAA compliant environment. We solved this problem.

During Q1 2020 iCoreConnect successfully launched two new software solutions: iCoreRx and iCoreHuddle. Both offer much needed workflow enhancements to providers looking to bolster their existing practice management solution with additional features such as ePrescribing and business analytics.

iCoreRx - is a fully HIPAA compliant electronic prescription software that integrates with popular Practice Management and EHR systems. It saves time by selecting exact medications at available doses with built-in support for Lexicomp drug directory. It provides full support for EPCS (electronic prescription for controlled substances). It protects both the patient and provider by viewing complete prescription history. It speeds up the process by using a “Favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that integrates with the state database for prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP / PMP) history before prescribing controlled substances. By providing a single click real-time access to the state database, without the need to manually enter data, the provider is automatically connected to the state database which provides access to PDMP data, including a patient’s health history. It provides access to patient risk scores and an interactive visualization of usage patterns to help identify potential risk factors. The provider can then use this report to make decisions on objective insight into potential drug misuse or abuse. This will ultimately lead to improved patient safety and is helping solve the Opioid and painkiller crisis in America today.

iCoreHuddle is a practice workflow tool that connects to most popular Practice Management and EHR systems. It provides the practice with a dashboard with various metrics and KPIs (key performance indicators). iCoreHuddle provides a daily view of the schedule of patients, including their outstanding balance, uncompleted or open treatment plans, recall information, procedure information and remaining insurance benefits. The system provides an enormously powerful tool to instantly reveal the revenue potential for each patient. Also included in iCoreHuddle is the RTBC (Real Time Benefit Check) module. The RTBC module looks ahead of the schedule and checks for accuracy regarding the patient’s insurance among other specifics to ensure that every patient in the schedule has been validated before their visit. This allows the users via a single click to access the eligibility status of their insurance including a detailed report from the insurance provider on benefits and deductibles in real-time. This tool greatly increases workflow efficiency of the practice by reducing the number of lookups and clicks for each patient. In addition to the above benefits, the software also allows the provider to access patient information from anywhere via the cloud, when traditionally this information has only been available on the Practice Management systems inside the office. The iCoreHuddle drives a better ROI for the practice and allows them to pinpoint their greatest opportunity for profit and margins.

Software products

The Company currently markets ten different customizable secure HIPAA compliant cloud-based software products:

iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCorePay, iCoreExam, iCoreHuddle and iCoreRx.

IT Services

On January 3, 2020, the Company purchased the business and substantially all of the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area, to complement our technology line up.

The trend in IT Services companies for over a decade has been to move away from a “Break/Fix ‘‘ model to a “Managed Service Provider (MSP)” model with recurring revenue. TrinIT was an early adopter operating in the MSP market.

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

The Company is now positioned to address the growing need for managed services:

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

In addition to the advantages described regarding the acquisition of TrinIT, we are planning to strengthen our management team. TrinIT’s founder has become the Vice President of our growing IT services division and will be responsible for the operations and growth of the division.

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

The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10-K filed with the SEC.

2.     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the six month period ended June 30, 2020 the Company generated an operating loss of $1,578,000. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $75,977,000, $205,000 and $1,905,000, respectively, at June 30, 2020. The Company’s activities were primarily financed through private placements of equity securities, convertible debt financing, and PPP Loan proceeds. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

Management intends to continue developing and marketing its healthcare software products to generate increasing revenues. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. During the first two quarters of fiscal 2020 the note holder converted on three separate occasions a total of $28,000 in convertible note principal into 133,252 common shares of the Company at an average conversion price of $0.21 per common share. In July 2020 the note holder converted the entire $3,500 of accrued interest along with the remaining $50,000 in convertible note principal. In total, the note holder converted on seven separate occasions a total of $78,000 in convertible note principal and $3,500 of accrued interest into 812,948 common shares of the Company at an average conversion price of $0.10 per common share. In July 2020 the Company signed a new $103,000 convertible promissory note with the same terms as described above and received $100,000 net of closing fees.

In December 2019 the Company signed a $45,000 convertible promissory note payable to a second finance company due twelve (12) months after issuance and received $40,000 net of closing fees.  Interest at 10% per annum is not due until maturity.  The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company.  There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.  The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) plus an additional 21% discount should the conversion price fall below $0.25 until the note is no longer outstanding. The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period.   The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

In January 2020 the Company signed a $100,000 convertible promissory note payable to a third finance company due twelve (12) months after issuance and received $88,500 net of closing fees.  Interest at 10% per annum is not due until maturity.  The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.   The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) plus an additional 10% discount should the trading price fall below $0.50 until the note is no longer outstanding.  The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period.  There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.  The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.  In July and early August 2020, the note holder converted on three separate occasions a total of $22,035 in convertible note principal into 550,000 common shares of the Company at an average conversion price of $0.04 per common share.

In July 2020 the Company signed an $88,000 convertible promissory note payable to a fourth finance company due twelve (12) months after issuance and received $80,000 net of closing fees. Interest at 10% per annum is not due until maturity. Pursuant to the terms of the agreement, the Company issued 25,000 shares of its common stock to the finance company at the execution date. The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company at a fixed price of $0.30 per share. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 9.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

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

In May 2020 the Company received loan proceeds of $328,000 relating to the Paycheck Protection Program (PPP) as part of the CARES Act created by Congress to financially support companies during the COVID-19 pandemic. The PPP Loan carries interest at 1%. The principal and accrued interest may be wholly or partially forgiven after completing and submitting a PPP Loan Forgiveness Application with the financial institution associated with the SBA loan in a timely manner. The Company is ready to submit the PPP Loan Forgiveness Application once our financial institution begins accepting receipt of them.

On August 7, 2020 the Company and Triton Funds LP, a Delaware limited partnership (the “Investor”), executed a Common Stock Purchase Agreement (the “Purchase Agreement”) expiring on December 31, 2020, pursuant to which, upon the terms and subject to the conditions contained therein, the Investor agreed to invest up to seven hundred fifty thousand dollars ($750,000) to purchase shares of the Company’s Common Stock (the “Common Stock”) and, contemporaneously therewith, executed and delivered a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, (the “Securities Act”) and the rules and regulations promulgated thereunder, and applicable state securities laws. Subject to the terms and conditions set forth therein, the Company shall issue and sell to the Investor, and the Investor shall purchase from the Company, up to that number of shares of Common Stock having an aggregate value of seven hundred fifty thousand dollar ($750,000) at a purchase price of equal to eighty percent (80%) of the lowest trading price of the Common Stock during the 10 business days prior to the closing applicable to the Purchase Notice delivered by the Company to the Investor setting forth the number of shares of Common Stock that the Company elects to exercise its right pursuant to the Purchase Agreement to require the Investor to purchase and from time to time during the period beginning on the business day immediately following the execution date of Purchase Agreement and ending on the expiration of the Purchase Agreement, the Company may, in its sole discretion, deliver a Purchase Notice to the Investor which states the number of shares of Common Stock the Company intends to sell to the Investor on a closing.  Notwithstanding anything to the contrary in the Purchase Agreement, in no event shall the Investor be entitled to purchase that number of shares which when added to the sum of the number of shares of Common Stock beneficially owned by the Investor would exceed 9.99% of the number of shares of Common Stock outstanding on the closing date of such purchase.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. Conversely, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $17,000 at both June 30, 2020 and December 31, 2019.

Property, Equipment and Depreciation

Property, equipment, and leasehold improvements are recorded at their historical cost. Depreciation and amortization have been determined using the straight-line method over the estimated useful lives of the assets which for computers and office equipment are 3 years and for office furniture and fixtures are 7 years.

Software Development Costs and Acquired Software

The Company accounts for software development costs, including costs to develop software products or the software components of products to be sold to external users. In accordance with ASC 985-730, Computer Software Research and Development, research and planning phase costs are expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs are capitalized. We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be sold to external users and software acquired in a business combination are amortized based on current and projected future revenue for each product with an annual minimum amortization equal to the straight-line amortization of the costs over three years.

Impairment of Long-Lived Assets

Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

Goodwill acquired in a business combination is not amortized, but is tested for impairment annually or between annual tests when an impairment indicator exists. If an optional qualitative goodwill impairment assessment is not performed, we are required to determine the fair value of each reporting unit. If a reporting unit’s fair value is lower than its carrying value, we must determine the amount of implied goodwill that would be established if the reporting unit were hypothetically acquired on the impairment test date. If the carrying amount of a reporting unit’s goodwill exceeds the amount of implied goodwill, an impairment loss equal to the excess is recorded. The recoverability of indefinite lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded.

Revenue Recognition

The Company has six primary sources of revenue:

1.	Electronic Health Records (EHR) licenses and Practice Management licenses

2.	Encrypted Secure & HIPPA Compliant email services (“Encrypted Secure email”)

3.	ICD Coding Software

4.	Electronic ePrescription Software

5.	IT Projects

6.	Managed IT Services

Revenue from EHR and Practice Management (PM) software licensing arrangements include private cloud hosting services and post contract support provided to clients that have purchased a perpetual or specific term license to the EHR software and have contracted with the Company to host the software. These arrangements provide a client with a contractual right to take possession of the software at any time during the private cloud hosting period and the client either uses the software on its own equipment or contracts with an unrelated third party to host the software. The Company recognizes revenue from a sale of its EHR/PM software license at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

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

Encrypted Secure email software is provided on a fee basis as software as a service (“SaaS”) with revenue being recognized ratably over the annual contract terms beginning on the date it is made available to the customer.

ICD coding software is provided on a fee basis as software as a service (“SaaS”) with revenue being recognized ratably over the contract terms beginning on the date it is made available to the customer.

ePrescription software is provided on a fee basis as software as a service (“SaaS”) with revenue being recognized ratably over the contract terms beginning on the date it is made available to the customer.

IT Project revenue, relates to “ad hoc” customer projects involving time and material with revenue being recognized after job completion.

Managed IT Services offers customers bundled IT managed services with annual contracts invoiced monthly as services are performed or prepaid annually with any unearned revenue being deferred and amortized ratably over the course of the remaining year.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options, shares issuable on exercise of warrants, convertible preferred stock and convertible notes in the weighted average number of shares of common stock outstanding for a period, if dilutive. Common stock equivalents that are anti-dilutive are excluded from the computation of diluted earnings per share.

Stock-Based Compensation

The Company estimates the fair value of its shares of restricted common stock using the closing stock price of its common stock on the date of the award.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model requiring the Company to determine the: 1) volatility of the common stock, 2) expected term of the option award, 3) risk-free interest rate, and 4) any expected dividends. The volatility of the common stock on the date of an option grant is based on its historical stock prices. The expected term of an option grant is based on the Simplified Method as allowed by SAB 107. The risk-free interest rate is obtained from U.S. Treasury issues with an approximately equal life. Lastly, the Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Recently Issued Accounting Pronouncements

The Company does not believe that any issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

4.  COMMON STOCK AND PREFERRED STOCK

Stock Issuances

During the six month period ended June 30, 2020, the Company issued 2,380,000 shares of common stock in exchange for cash proceeds totaling $595,000. The holder of a convertible note issued in August 2019 converted $28,000 of note principal into 133,252 shares. The Company issued 5,000 shares of common stock due to option exercises. In addition, 1,047,861, 131,250, and 1,570,000 restricted shares of common stock issued in 2018, 2019 and 2020, respectively, vested during the six month period ended June 30, 2020. Lastly, the Company issued 730,000 shares of common stock as part of the consideration to acquire the assets of TrinIT (See Note 8).

Stock Options

During the six month period ended June 30, 2020, 5,000 options to purchase shares of common stock were exercised and no options expired or were forfeited.

A summary of option activity for the six month period ended June 30, 2020, is presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2020	1,410,000	$0.24	9.2	$-

Granted	-	$-
Exercised	(5,000)	$0.15
Forfeited	-	$-
Balance Outstanding - June 30, 2020	1,405,000	$0.24	8.7	$-

Exercisable - June 30, 2020	971,667	$0.24	8.7	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2020	433,333	$0.13	0.6

Granted	-	$-
Vested	-	$-
Forfeited/expired	-
Nonvested - June 30, 2020	433,333	$0.13	0.1

5. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with significant features and enhancements during the six month period ended June 30, 2020 and continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	June 30,	December 31,
	2020	2019

Development costs	$2,247,000	$1,936,000
Acquired technology	1,277,000	1,277,000
Less accumulated amortization	(2,084,000)	(1,697,000)
	$1,440,000	$1,516,000

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

As of June 30, 2020, undiscounted future lease obligations for the office spaces are as follows:

Year Ended	Lease Amount

December 31, 2020	$29,000
December 31, 2021	-
$29,000

Lease costs for the six months ended June 30, 2020 were $39,000 and cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020 were $44,000. As of June 30, 2020, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$29,000
Present value adjustment using incremental borrowing rate	(1,000)
Lease liabilities	$28,000

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

Revenue concentrations for the six months ended June 30, 2020 and 2019 and the accounts receivable concentrations as of June 30, 2020 and December 31, 2019, expressed as a percentage of the Company’s revenue and accounts receivable, respectively, are as follows:

	Net Sales
	For the Six Months Ended		Accounts Receivable at
	June 30,	June 30,	June 30,	December 31,
	2020	2019	2020	2019

Customer A	17%	38%	12%	32%
Customer B	0%	10%	0%	0%
Customer C	0%	0%	17%	29%
Customer D	3%	0%	18%	0%
Customer E	3%	0%	14%	0%

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

Certain fair values of acquired assets and assumed liabilities may be estimated at the acquisition date pending confirmation or completion of the valuation process. Where provisional values are used in accounting for a business combination, they may be adjusted retrospectively in subsequent periods within the measurement period when it reflects new information obtained about facts and circumstances that were in existence at the acquisition date. The measurement period cannot exceed one year from the acquisition date.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2020 and under the heading entitled “Going Concern” in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

About the Company

iCoreConnect Inc., a Nevada Corporation, (the “Company”), builds secure cloud-based communications systems, focused on healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education markets. iCoreConnect’s iCoreExchange (Health Information Exchange) allows providers and health care professionals to exchange patient specific healthcare information via the internet while maintaining compliance with all Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations and the current Direct protocol.

Our products allow health care providers and other health care professionals to use the internet in ways previously unavailable to them due to HIPAA restrictions to quickly and cost effectively exchange and share patient medical information. The Company creates communication and practice management software that allows health care providers to share information at the highest level of security. Our software allows organizations and individuals to easily exchange information utilizing 2048-bit encryption in full compliance with current federal laws and regulations. The Company currently designs, engineers and sells cloud-based software for the healthcare industry. Due to current HIPAA regulations, providers and health care professionals have been prohibited from electronically exchanging unencrypted personal health information. Until recently, there was no cost-effective platform for transferring this information in a HIPAA compliant environment. We solved this problem.

During Q1 2020 iCoreConnect successfully launched two new software solutions: iCoreRx and iCoreHuddle. Both offer much needed workflow enhancements to providers looking to bolster their existing practice management solution with additional features such as ePrescribing and business analytics.

iCoreRx - is a fully HIPAA compliant electronic prescription software that integrates with popular Practice Management and EHR systems. It saves time by selecting exact medications at available doses with built-in support for Lexicomp drug directory. It provides full support for EPCS (electronic prescription for controlled substances). It protects both the patient and provider by viewing complete prescription history. It speeds up the process by using a “Favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that integrates with the state database for prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP / PMP) history before prescribing controlled substances. By providing a single click real-time access to the state database, without the need to manually enter data, the provider is automatically connected to the state database which provides access to PDMP data, including a patient’s health history. It provides access to patient risk scores and an interactive visualization of usage patterns to help identify potential risk factors. The provider can then use this report to make decisions on objective insight into potential drug misuse or abuse. This will ultimately lead to improved patient safety and is helping solve the Opioid and painkiller crisis in America today.

iCoreHuddle is a practice workflow tool that connects to most popular Practice Management and EHR systems. It provides the practice with a dashboard with various metrics and KPIs (key performance indicators). iCoreHuddle provides a daily view of the schedule of patients, including their outstanding balance, uncompleted or open treatment plans, recall information, procedure information and remaining insurance benefits. The system provides an enormously powerful tool to instantly reveal the revenue potential for each patient. Also included in iCoreHuddle is the RTBC (Real Time Benefit Check) module. The RTBC module looks ahead of the schedule and checks for accuracy regarding the patient’s insurance among other specifics to ensure that every patient in the schedule has been validated before their visit. This allows the users via a single click to access the eligibility status of their insurance including a detailed report from the insurance provider on benefits and deductibles in real-time. This tool greatly increases workflow efficiency of the practice by reducing the number of lookups and clicks for each patient. In addition to the above benefits, the software also allows the provider to access patient information from anywhere via the cloud, when traditionally this information has only been available on the Practice Management systems inside the office. The iCoreHuddle drives a better ROI for the practice and allows them to pinpoint their greatest opportunity for profit and margins.

Software products

The Company currently markets ten different customizable secure HIPAA compliant cloud-based software products:

iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCorePay, iCoreExam, iCoreHuddle and iCoreRx.

IT Managed Services

On January 3, 2020, the Company purchased the business and substantially all of the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area, to complement our technology line up.

The trend in IT Services companies for over a decade has been to move away from a “Break/Fix ‘‘ model to a “Managed Service Provider (MSP)” model with recurring revenue. TrinIT was an early adopter operating in the MSP market.

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

The Company is positioned to address the growing need for managed services:

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

In addition to the advantages described regarding the acquisition of TrinIT, we are planning to strengthen our management team. TrinIT’s founder has become the Vice President of our growing IT services division and will be responsible for the operations and growth of the division.

Financing

We are currently funding our business capital requirements through the sale of our common stock, debt arrangements, and revenue from: product sales, IT project, and IT managed services. While we intend to seek additional funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. During the first two quarters of fiscal 2020 the note holder converted on three separate occasions a total of $28,000 in convertible note principal into 133,252 common shares of the Company at an average conversion price of $0.21 per common share. In July 2020 the note holder converted the entire $3,500 of accrued interest along with the remaining $50,000 in convertible note principal. In total, the note holder converted on seven separate occasions a total of $78,000 in convertible note principal and $3,500 of accrued interest into 812,948 common shares of the Company at an average conversion price of $0.10 per common share. In July 2020 the Company signed a new $103,000 convertible promissory note with the same terms as described above and received $100,000 net of closing fees.

In December 2019 the Company signed a $45,000 convertible promissory note payable to a second finance company due twelve (12) months after issuance and received $40,000 net of closing fees.  Interest at 10% per annum is not due until maturity.  The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company.  There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.  The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) plus an additional 21% discount should the conversion price fall below $0.25 until the note is no longer outstanding. The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period.   The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

In January 2020 the Company signed a $100,000 convertible promissory note payable to a third finance company due twelve (12) months after issuance and received $88,500 net of closing fees.  Interest at 10% per annum is not due until maturity.  The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.   The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) plus an additional 10% discount should the trading price fall below $0.50 until the note is no longer outstanding.  The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period.  There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.  The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.  In July and early August 2020, the note holder converted on three separate occasions a total of $22,035 in convertible note principal into 550,000 common shares of the Company at an average conversion price of $0.04 per common share.

In July 2020 the Company signed an $88,000 convertible promissory note payable to a fourth finance company due twelve (12) months after issuance and received $80,000 net of closing fees. Interest at 10% per annum is not due until maturity. Pursuant to the terms of the agreement, the Company issued 25,000 shares of its common stock to the finance company at the execution date. The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company at a fixed price of $0.30 per share. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 9.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

In May 2020 the Company received loan proceeds of $328,000 relating to the Paycheck Protection Program (PPP) as part of the CARES Act created by Congress to financially support companies during the COVID-19 pandemic. The PPP Loan carries interest at 1%. The principal and accrued interest may be wholly or partially forgiven after completing and submitting a PPP Loan Forgiveness Application with the financial institution associated with the SBA loan in a timely manner. The Company is ready to submit the PPP Loan Forgiveness Application once our financial institution begins accepting receipt of them.

On August 7, 2020 the Company and Triton Funds LP, a Delaware limited partnership (the “Investor”), executed a Common Stock Purchase Agreement (the “Purchase Agreement”) expiring on December 31, 2020, pursuant to which, upon the terms and subject to the conditions contained therein, the Investor agreed to invest up to seven hundred fifty thousand dollars ($750,000) to purchase shares of the Company’s Common Stock (the “Common Stock”) and, contemporaneously therewith, executed and delivered a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, (the “Securities Act”) and the rules and regulations promulgated thereunder, and applicable state securities laws. Subject to the terms and conditions set forth therein, the Company shall issue and sell to the Investor, and the Investor shall purchase from the Company, up to that number of shares of Common Stock having an aggregate value of seven hundred fifty thousand dollar ($750,000) at a purchase price of equal to eighty percent (80%) of the lowest trading price of the Common Stock during the 10 business days prior to the closing applicable to the Purchase Notice delivered by the Company to the Investor setting forth the number of shares of Common Stock that the Company elects to exercise its right pursuant to the Purchase Agreement to require the Investor to purchase and from time to time during the period beginning on the business day immediately following the execution date of Purchase Agreement and ending on the expiration of the Purchase Agreement, the Company may, in its sole discretion, deliver a Purchase Notice to the Investor which states the number of shares of Common Stock the Company intends to sell to the Investor on a closing.  Notwithstanding anything to the contrary in the Purchase Agreement, in no event shall the Investor be entitled to purchase that number of shares which when added to the sum of the number of shares of Common Stock beneficially owned by the Investor would exceed 9.99% of the number of shares of Common Stock outstanding on the closing date of such purchase.

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

Revenue Recognition

The Company has six primary sources of revenue:

1.	Electronic Health Records (EHR) licenses and Practice Management licenses

2.	Encrypted Secure & HIPPA Compliant email services (“Encrypted Secure email”)

3.	ICD Coding Software

4.	Electronic ePrescription Software

5.	IT Project

6.	Managed IT Services

Revenue from EHR and Practice Management (PM) software licensing arrangements include private cloud hosting services and post contract support provided to clients that have purchased a perpetual or specific term license to the EHR software and have contracted with the Company to host the software. These arrangements provide a client with a contractual right to take possession of the software at any time during the private cloud hosting period and the client either uses the software on its own equipment or contracts with an unrelated third party to host the software. The Company recognizes revenue from a sale of its EHR/PM software license at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

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

Encrypted Secure email software is provided on a fee basis as software as a service (“SaaS”) with revenue being recognized ratably over the annual contract terms beginning on the date it is made available to the customer.

ICD coding software is provided on a fee basis as software as a service (“SaaS”) with revenue being recognized ratably over the contract terms beginning on the date it is made available to the customer.

ePrescription software is provided on a fee basis as software as a service (“SaaS”) with revenue being recognized ratably over the contract terms beginning on the date it is made available to the customer.

IT Project revenue, relates to “ad hoc” customer projects involving time and material with revenue being recognized after job completion.

Managed IT Services offers customers bundled IT managed services with annual contracts invoiced monthly as services are performed or prepaid annually with any unearned revenue being deferred and amortized ratably over the course of the remaining year.

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

We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be marketed to external users are amortized based on current and projected future revenue for each product with an annual minimum amortization equal to the straight-line amortization of the costs over three years.

Stock Based Compensation

The Company estimates the fair value of its shares of restricted common stock using the closing stock price of its common stock on the date of the award.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model requiring the Company to determine the: 1) volatility of the common stock, 2) expected term of the option award, 3) risk-free interest rate, and 4) any expected dividends. The volatility of the common stock on the date of an option grant is based on its historical stock prices. The expected term of an option grant is based on the Simplified Method as allowed by SAB 107. The risk-free interest rate is obtained from U.S. Treasury issues with an approximately equal life. Lastly, the Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2020	2019	% Incr/(Decr)	2020	2019	% Incr/(Decr)
Revenue	$472,000	$305,000	55%	$978,000	$585,000	67%
Cost of sales	210,000	76,000	176%	$429,000	$164,000	162%
Gross profit	262,000	229,000		549,000	421,000

Expenses
Selling, general and administrative	870,000	770,000	13%	$1,679,000	$1,567,000	7%
Depreciation and amortization	225,000	168,000	34%	$448,000	$275,000	63%
Total operating expenses	1,095,000	938,000		2,127,000	1,842,000
Loss from operations	(833,000)	(709,000)		(1,578,000)	(1,421,000)

Other income (expense)
Interest expense	(34,000)	(47,000)	-28%	$(69,000)	$(96,000)	-28%
Other income	10,000	-	-	$10,000	$-	-
Total other income (expense)	(24,000)	(47,000)	-49%	(59,000)	(96,000)	-39%

Net loss	$(857,000)	$(756,000)	13%	$(1,637,000)	$(1,517,000)	8%

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Three Month Period Ended June 30, 2020 (“2Q 2020”) Compared to Three Month Period Ended June 30, 2019 (“2Q 2019”)

Revenues. Net revenues of $472,000 for the 2Q 2020 period increased $167,000 or 55% compared to $305,000 for the 2Q 2019 period. The $167,000 increase between periods was primarily due to recurring SaaS revenues increasing $32,000 combined with new revenue of $202,000 resulting from the January 2020 acquisition of TrinIT both partially offset by a decrease in one-time EHR revenue of $64,000.

Cost of sales. Cost of sales of $210,000 for the 2Q 2020 period increased $134,000 or 176% compared to $76,000 for the 2Q 2019 period. The increase between periods was due primarily to a $61,000 increase in cost of sales labor and $60,000 increase in cost of sales material both resulting from the acquisition of TrinIT in January 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses of $870,000 for the 2Q 2020 period increased $100,000 or 13% compared to $770,000 for the 2Q 2019 period. The increase between periods was primarily due to $17,000 in additional consulting expense, $13,000 in additional administrative payroll expense and $74,000 in additional stock compensation expense.

Depreciation and amortization expenses. Depreciation and amortization expenses of $225,000 for the 2Q 2020 period increased $57,000 or 34% compared to $168,000 for the 2Q 2019 period. The increase between periods was primarily due to a $42,000 increase in the amortization expense relating to acquired technology and an additional $18,000 of amortization expense relating to software development costs.

Interest expense. Interest expense of $34,000 for the 2Q 2020 period decreased $13,000 or 28% compared to $47,000 in the 2Q 2019 period. The decrease between periods was primarily due to an $8,000 decrease in quarterly interest expense resulting from the September 2019 payoff of the line of credit (see further discussion in “Credit Facilities”).

Other income. Other income of $10,000 for the 2Q 2020 period increased $10,000 compared to $0 in the 2Q 2019 period. The increase between periods was due to an Economic Injury Disaster Loan (EIDL) Advance Grant of $10,000 received in May 2020. These monies were part of the CARES Act addressing the COVID-19 pandemic and do not have to be repaid.

Six Month Period Ended June 30, 2020 Compared to Six Month Period Ended June 30, 2019

Revenues. Net revenues of $978,000 for the six month period ended June 30, 2020 increased $393,000 or 67% compared to $585,000 for the six month period ended June 30, 2019. The $393,000 increase between periods was primarily due to recurring SaaS revenues increasing $80,000 combined with new revenue of $383,000 resulting from the January 2020 acquisition of TrinIT both partially offset by a decrease in one-time EHR revenue of $65,000.

Cost of sales. Cost of sales of $429,000 for the six month period ended June 30, 2020 increased $265,000 or 162% compared to $164,000 for the six month period ended June 30, 2019. The increase between periods was due primarily to a $102,000 increase in cost of sales labor and $133,000 in cost of sales material both resulting from the acquisition of TrinIT in January 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses of $1,679,000 for the six month period ended June 30, 2020 increased $112,000 or 7% compared to $1,567,000 for the six month period ended June 30, 2019. The increase between periods was primarily due to an increase of $72,000 in consulting expense combined with a $34,000 increase in administrative payroll expense partially offset by a $39,000 decrease in stock compensation expense.

Depreciation and amortization expenses. Depreciation and amortization expenses of $448,000 for the six month period ended June 30, 2020 increased $173,000 or 63% compared to $275,000 for the six month period ended June 30, 2019. The increase between periods was primarily due to a $140,000 increase in the amortization expense relating to acquired technology and an additional $32,000 of amortization expense relating to software development costs.

Interest expense. Interest expense of $69,000 for the six month period ended June 30, 2020 decreased $27,000 or 28% compared to $96,000 for the six month period ended June 30, 2019. The decrease between periods was primarily due to a $16,000 decrease in interest expense resulting from the September 2019 payoff of the line of credit (see further discussion in “Credit Facilities”).

Other income. Other income of $10,000 for the six month period ended June 30, 2020 increased $10,000 compared to $0 for the six month period ended June 30, 2019. The increase between periods was due to an EIDL Advance Grant of $10,000 received in May 2020. These monies were part of the CARES Act addressing the COVID-19 pandemic and do not have to be repaid.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the six month period ended June 30, 2020 the Company generated an operating loss of $1,578,000. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $75,977,000, $205,000 and $1,905,000, respectively, at June 30, 2020. The Company’s activities were primarily financed through private placements of equity securities, convertible debt financing, and PPP Loan proceeds. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. Management intends to continue developing and marketing its healthcare software products to generate increasing revenues.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the six month periods ended June 30, 2020 and 2019 related to our operations:

	Six Months Ended	Six Months Ended
	Ended	Ended
	June 30,	June 30,
	2020	2019
Net cash used in operating activities	$(688,000)	$(757,000)
Net cash used in investing activities	(686,000)	(258,000)
Net cash provided by financing activities	941,000	1,014,000
Net (decrease) in cash	(433,000)	(1,000)
Cash and cash equivalents at the beginning of the period	445,000	1,000
Cash and cash equivalents at the end of the period	$12,000	$-

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Operating Activities: Net cash used by operating activities of $688,000 for the six months ended June 30, 2020 was $69,000 less than the $757,000 cash used by operations for the six months ended June 30, 2019. The decrease in cash utilized by operating activities compared to the six months ended June 30, 2019 was attributable to a $26,000 decrease in net loss and non-cash adjustments to net loss combined with an $43,000 decrease in the impact of changes in assets and liabilities. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities of $686,000 for the six months ended June 30, 2020 was $428,000 more than the $258,000 cash used by investing activities for the six months ended June 30, 2019. This $428,000 increase was due to an increase of $103,000 in capitalized software development costs combined with the net cash outlay of $375,000 paid as part of the consideration to acquire the assets of TrinIT partially offset by $50,000 paid as part of the consideration to acquire the technology of ClariCare in April 2019. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $941,000 for the six months ended June 30, 2020 was $73,000 less than the $1,014,000 cash provided by financing activities for the six months ended June 30, 2019. The Company closed two debt deals during the six months ended June 30, 2020. One deal was for $88,000 in net convertible debt proceeds and the other was for $328,000 in PPP Loan monies relating to the CARES Act. The combined loan proceeds of $416,000 were offset by $487,000 less cash being raised from the issuance of common stock thus accounting for the primary decrease in cash provided by financing activities between the two periods.

Credit Facilities

The Company’s line of credit was paid off in September 2019 and its commercial banking business was moved. The Company currently has no active line of credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who also currently fulfills the role of Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the material weakness related to insufficient accounting personnel discussed in our SEC filing on Form 10-K dated December 31, 2019, he has concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the six months ended June 30, 2020 is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2020 and 2019 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

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

iCoreConnect Inc. (Registrant)

Date: August 14, 2020	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Robert McDermott
Robert McDermott
Acting Chief Financial Officer
(Acting Principal Accounting Officer)

