Form 10-Q
period 2020-09-30
iCoreConnect Inc.
filed 2020-11-10
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

__________________________

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

As of November 6, 2020, there were 82,241,148 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$76,000	$445,000
Accounts receivable, net of allowance for doubtful accounts	121,000	101,000
Prepaid expenses	30,000	8,000
Total current assets	227,000	554,000

Property and equipment, net	3,000	6,000
Right of use lease asset - operating	107,000	53,000
Software development costs, net	764,000	625,000
Acquired technology, net	600,000	891,000
Customer relationships, net	398,000	32,000
Goodwill	491,000	361,000
Total long-term assets	2,363,000	1,968,000

TOTAL ASSETS	$2,590,000	$2,522,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$998,000	$1,001,000
Operating lease liability, current portion	38,000	55,000
Current maturities of long-term debt	1,286,000	880,000
Deferred revenue, current portion	6,000	-
Total current liabilities	2,328,000	1,936,000

Long-term debt, net of current maturities	129,000	13,000
Operating lease liability, net of current portion	69,000	-
Deferred revenue, net of current portion	83,000	108,000
Total long-term liabilities	281,000	121,000

TOTAL LIABILITIES	2,609,000	2,057,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Undesignated par value $0.001; Authorized 10,000,000 shares; none issued or outstanding	-	-
Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 79,941,148 as of September 30, 2020 and 67,476,089 as of December 31, 2019	80,000	67,000
Additional paid-in-capital	76,652,000	74,738,000
Accumulated deficit	(76,751,000)	(74,340,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,000)	465,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,590,000	$2,522,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenue	$530,000	$225,000	$1,508,000	$810,000
Cost of sales	274,000	83,000	703,000	247,000
Gross profit	256,000	142,000	805,000	563,000

Expenses
Selling, general and administrative	746,000	741,000	2,425,000	2,310,000
Depreciation and amortization	229,000	190,000	677,000	464,000
Total operating expenses	975,000	931,000	3,102,000	2,774,000
Loss from operations	(719,000)	(789,000)	(2,297,000)	(2,211,000)

Other income (expense)
Interest expense	(79,000)	(109,000)	(148,000)	(204,000)
Other income	-	-	10,000	-
Gain on cancellation of liabilities	24,000	154,000	24,000	154,000
Total other income (expense)	(55,000)	45,000	(114,000)	(50,000)

Net loss	$(774,000)	$(744,000)	$(2,411,000)	$(2,261,000)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of shares, basic and diluted	75,923,838	60,737,967	72,776,256	56,536,170

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

					Total
	Common stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2019	50,864,131	$51,000	$70,335,000	$(71,344,000)	$(958,000)

Cumulative adjustment for the adoption of a new accounting pronouncement (Note 6)	-	-	-	(13,000)	(13,000)
Stock issued for cash and conversion of notes payable	2,395,607	2,000	673,000	-	675,000
Stock compensation expense	212,500	-	208,000	-	208,000
Net loss	-	-	-	(761,000)	(761,000)
Balances at March 31, 2019	53,472,238	$53,000	$71,216,000	$(72,118,000)	$(849,000)

Stock issued for cash	1,600,152	2,000	425,000	-	427,000
Stock issued for services	66,666	-	17,000	-	17,000
Stock issued for acquisition of technology	2,301,007	2,000	573,000	-	575,000
Stock compensation expense	1,047,860	1,000	133,000	-	134,000
Net loss	-	-	-	(756,000)	(756,000)
Balances at June 30, 2019	58,487,923	$58,000	$72,364,000	$(72,874,000)	$(452,000)

Stock issued for cash	5,380,000	6,000	1,344,000	-	1,350,000
Stock compensation expense	-	-	134,000	-	134,000
Net loss	-	-	-	(744,000)	(744,000)
Balances at September 30, 2019	63,867,923	$64,000	$73,842,000	$(73,618,000)	$288,000

					Total
	Common stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2020	67,476,089	$67,000	$74,738,000	$(74,340,000)	$465,000

Stock issued for cash	2,280,000	3,000	567,000	-	570,000
Stock issued for conversion of convertible notes payable	56,255	-	20,000	-	20,000
Stock compensation expense	131,250	-	95,000	-	95,000
Stock issued for asset acquisition of TrinIT (Note 8)	730,000	1,000	182,000	-	183,000
Net loss	-	-	-	(780,000)	(780,000)
Balances at March 31, 2020	70,673,594	$71,000	$75,602,000	$(75,120,000)	$553,000

Stock issued for cash	100,000	-	25,000	-	25,000
Stock issued for conversion of convertible notes payable	76,997	-	8,000	-	8,000
Stock compensation expense	1,617,861	1,000	224,000	-	225,000
Stock issued for conversion of accounts payable	1,000,000	1,000	249,000	-	250,000
Stock issued for stock option exercises	5,000	-	1,000	-	1,000
Net loss	-	-	-	(857,000)	(857,000)
Balances at June 30, 2020	73,473,452	$73,000	$76,109,000	$(75,977,000)	$205,000

Stock issued for cash	3,328,000	4,000	378,000	-	382,000
Stock issued for conversion of convertible notes payable	3,114,696	3,000	115,000	-	118,000
Stock compensation expense	-	-	48,000	-	48,000
Stock issued as origination fee in convertible debt agreement	25,000	-	2,000	-	2,000
Net loss	-	-	-	(774,000)	(774,000)
Balances at September 30, 2020	79,941,148	$80,000	$76,652,000	$(76,751,000)	$(19,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITTIES
Net loss	$(2,411,000)	$(2,261,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,000	4,000
Amortization expense	671,000	460,000
Change in allowance for doubtful accounts	60,000	-
Gain on cancellation of liabilities	(24,000)	(154,000)
Stock issued for services	-	17,000
Stock compensation expense	368,000	476,000
Non-cash interest expense	43,000	-
Changes in assets and liabilities:
Accounts receivable	(80,000)	114,000
Prepaid expenses	(16,000)	(88,000)
Right of use asset, net of lease liability	(2,000)	(11,000)
Accounts payable and accrued expenses	268,000	(48,000)
Deferred revenue	(25,000)	(1,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,142,000)	(1,492,000)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire ClariCare	-	(50,000)
Cash portion of consideration paid to acquire TrinIT (see Note 8)	(375,000)	-
Additions to capitalized software	(435,000)	(298,000)
NET CASH USED IN INVESTING ACTIVITIES	(810,000)	(348,000)

FINANCING ACTIVITES
Net proceeds from debt	676,000	75,000
Payments on debt	(71,000)	(637,000)
Proceeds from issuance of common stock	977,000	2,432,000
Proceeds from exercise of employee stock options	1,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,583,000	1,870,000

NET CHANGE IN CASH	(369,000)	30,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	445,000	1,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$76,000	$31,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$74,000	$170,000
Stock issued for acquisition of TrinIT	$183,000	$-
Stock issued for acquisition of technology	$-	$575,000
Stock issued for conversion of convertible notes payable	$146,000	$-
Stock issued for conversion of notes payable	$-	$20,000
Stock issued for conversion of accounts payable	$250,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

iCoreHuddle is a practice workflow tool that connects to most popular Practice Management and EHR systems. It provides the practice with a dashboard with various metrics and KPIs (key performance indicators). iCoreHuddle provides a daily view of the schedule of patients, including their outstanding balance, uncompleted or open treatment plans, recall information, procedure information and remaining insurance benefits. The system provides an enormously powerful tool to instantly reveal the revenue potential for each patient. Also included in iCoreHuddle is the RTBC (Real Time Benefit Check) module. The RTBC module looks ahead of the schedule and checks for accuracy regarding the patient’s insurance among other specifics to ensure that every patient in the schedule has been validated before their visit. This allows the users via a single click to access the eligibility status of their insurance including a detailed report from the insurance provider on benefits and deductibles in real-time. This tool greatly increases workflow efficiency of the practice by reducing the number of lookups and clicks for each patient. In addition to the above benefits, the software also allows the provider to access patient information from anywhere via the cloud, when traditionally this information has only been available on the Practice Management systems inside the office. iCoreHuddle drives a better ROI for the practice and allows it to pinpoint its greatest opportunity for profit and margins.

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

The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10-K filed with the SEC.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine month period ended September 30, 2020 the Company generated an operating loss of $2,297,000. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $76,751,000, $19,000 and $2,101,000, respectively, at September 30, 2020. The Company’s activities have been primarily financed through private placements of equity securities, convertible debt financing, and PPP Loan proceeds. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note became convertible into common stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the common stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to conversion. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding common stock at the time of conversion at any one time. During the first two quarters of fiscal 2020 the note holder converted on three separate occasions a total of $28,000 in convertible note principal into 133,252 common shares of the Company at an average conversion price of $0.21 per common share. In July 2020 the note holder converted the entire $3,500 of accrued interest along with the remaining $50,000 in convertible note principal. In total, the note holder converted on seven separate occasions a total of $78,000 in convertible note principal and $3,900 of accrued interest into 812,948 common shares of the Company at an average conversion price of $0.10 per common share. In July 2020 the Company signed a new $103,000 convertible promissory note with the same terms as described above and received $100,000 net of closing fees.

In December 2019 the Company signed a $45,000 convertible promissory note payable to a second finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity. The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The conversion price of the note is 61% of the Market Price (as defined in the note) for the common stock (a discount of 39%) plus an additional 21% discount should the conversion price fall below $0.25 until the note is no longer outstanding. The conversion price is determined on the basis of the lowest traded price for the common stock during the twenty (20) trading day period prior to conversion. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding common stock at the time of conversion at any one time. During the second and third quarters of fiscal 2020 the note holder converted on three separate occasions a total of $7,018.60 in convertible note principal into 410,000 common shares of the Company at an average conversion price of $0.02 per common share.

In January 2020 the Company signed a $100,000 convertible promissory note payable to a third finance company due twelve (12) months after issuance and received $88,500 net of closing fees. Interest at 10% per annum is not due until maturity. The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The conversion price of the note is 61% of the Market Price (as defined in the note) for the common stock (a discount of 39%) plus an additional 10% discount should the trading price fall below $0.50 until the note is no longer outstanding. The conversion price is determined on the basis of the lowest traded price for the common stock during the twenty (20) trading day period prior to conversion. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding common stock at the time of conversion at any one time. During the third quarter of fiscal 2020 the note holder converted on eight separate occasions a total of $56,584.38 in convertible note principal into 2,025,000 common shares of the Company at an average conversion price of $0.03 per common share. From October 1 to November 4, 2020 the note holder converted on six separate occasions a total of $32,023.28 in convertible note principal into 2,275,000 common shares of the Company at an average conversion price of $0.014 per common share. As a result, the note holder has converted a total of $88,607.66 in convertible note principal into 4,300,000 common shares of the Company at an average conversion price of $0.021.

In July and September 2020, the Company signed two convertible promissory notes of $88,000 each payable to a fourth finance company due twelve (12) months after issuance and received $80,000 net of closing fees each time for a total of $160,000 in net cash proceeds. Interest at 10% per annum is not due until maturity. In addition, under the terms of the agreement, pursuant to which the Company issued the note, the Company issued 25,000 shares of its common stock to the finance company closely after each execution date. The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company at a fixed price of $0.30 per share. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 9.99% of the issued and outstanding common stock at the time of conversion at any one time.

On March 11, 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic and there has been widespread infection. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to reduced economic activity. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

In May 2020 the Company received loan proceeds of $328,000 relating to the Paycheck Protection Program (PPP) as part of the CARES Act created by Congress to financially support companies during the COVID-19 pandemic. The PPP Loan carries interest at 1%. The principal and accrued interest may be wholly or partially forgiven after completing and submitting a PPP Loan Forgiveness Application with the financial institution associated with the SBA loan. The Company is ready to submit a PPP Loan Forgiveness Application once our financial institution begins accepting receipt of them.

On August 7, 2020 the Company and Triton Funds LP, a Delaware limited partnership (the “Investor”), executed a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which, upon the terms and subject to the conditions contained therein, the Investor agreed to invest up to seven hundred fifty thousand dollars ($750,000) to purchase shares of the Company’s common stock and, contemporaneously therewith, executed and delivered a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, (the “Securities Act”) and the rules and regulations promulgated thereunder, and applicable state securities laws. Subject to the terms and conditions set forth therein, the Company shall issue and sell to the Investor, and the Investor shall purchase from the Company, up to that number of shares of common stock having an aggregate value of seven hundred fifty thousand dollar ($750,000) at a purchase price of equal to eighty percent (80%) of the lowest trading price of the common stock during the 10 business days prior to the closing applicable to the Purchase Notice delivered by the Company to the Investor. The Purchase Notice shall set forth the number of shares of common stock that the Company elects to exercise its right pursuant to the Purchase Agreement to require the Investor to purchase from time to time during the period beginning on the business day immediately following the execution date of Purchase Agreement and ending on the expiration of the Purchase Agreement. The Company may, in its sole discretion, deliver a Purchase Notice to the Investor which states the number of shares of common stock the Company intends to sell to the Investor on a closing. Notwithstanding anything to the contrary in the Purchase Agreement, in no event shall the Investor be entitled to purchase that number of shares which when added to the sum of the number of shares of common stock beneficially owned by the Investor would exceed 9.99% of the number of shares of common stock outstanding on the closing date of such purchase. As of November 6, 2020, the Company has not delivered a Purchase Notice to the Investor.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. Conversely, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $77,000 at September 30, 2020 and $17,000 December 31, 2019.

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

Revenue from EHR and Practice Management (PM)software licensing arrangements include private cloud hosting services and post contract support provided to clients that have purchased a perpetual or specific term license to the EHR software and have contracted with the Company to host the software. These arrangements provide a client with a contractual right to take possession of the software at any time during the private cloud hosting period and the client either uses the software on its own equipment or contracts with an unrelated third party to host the software. The Company recognizes revenue from the sale of its EHR/PM software licenses at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

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

4. COMMON STOCK AND PREFERRED STOCK

Stock Issuances

During the nine month period ended September 30, 2020, the Company issued 5,708,000 shares of common stock in exchange for cash proceeds totaling $977,000. The holders of convertible notes converted $146,000 of note principal into 3,247,948 shares. The Company issued 5,000 shares of common stock due to option exercises. The Company issued 25,000 shares of common stock in convertible debt origination fees. In addition, 1,047,861, 131,250, and 1,570,000 restricted shares of common stock issued in 2018, 2019 and 2020, respectively, vested during the nine month period ended September 30, 2020. Lastly, the Company issued 730,000 shares of common stock as part of the consideration to acquire the assets of TrinIT (See Note 8).

Stock Options

During the nine month period ended September 30, 2020, 5,000 options to purchase shares of common stock were exercised and no options expired or were forfeited.

A summary of option activity for the nine month period ended September 30, 2020, is presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2020	1,410,000	$0.24	8.7	$-

Granted	-	$-
Exercised	(5,000)	$0.15
Forfeited	-	$-
Balance Outstanding - September 30, 2020	1,405,000	$0.24	7.9	$-

Exercisable - September 30, 2020	1,205,000	$0.24	7.9	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2020	433,333	$0.13	0.6

Granted	-	$-
Vested	(233,333)	$0.13
Forfeited/expired	-
Nonvested - September 30, 2020	200,000	$0.13	0.05

5. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with new features and enhancements during the nine month period ended September 30, 2020 and continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	September 30,	December 31,
	2020	2019

Development costs	$2,371,000	$1,936,000
Acquired technology	1,277,000	1,277,000
Less accumulated amortization	(2,284,000)	(1,697,000)
	$1,364,000	$1,516,000

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On November 15, 2017 the Company signed a three-year lease agreement commencing on November 1, 2017 and expiring on October 31, 2020 for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. An amendment to this lease was signed on October 26, 2020 which extends the lease term through October 31, 2021.

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area, to complement our technology line up. TrinIT signed a two-year lease for its headquarters starting on November 1, 2018 which expired on October 31, 2020. TrinIT signed a new three-year lease on July 14, 2020 for a different location commencing on September 1, 2020 and expiring on August 31, 2023. The new lease provides for a one-year renewal term at the option of TrinIT.

As of September 30, 2020, undiscounted future lease obligations for the office spaces are as follows:

Year Ended	Lease Amount
September 30, 2021	$48,000
September 30, 2022	41,000
September 30, 2023	37,000
$126,000

Lease costs for the nine months ended September 30, 2020 were $62,000 and cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020 was $69,000. As of September 30, 2020, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$126,000
Present value adjustment using incremental borrowing rate	(19,000)
Lease liabilities	$107,000

POTENTIAL LOSS CONTINGENCY

Director Demand Notice - The Company has received notice from a Director alleging certain amounts owed. The Company and the Director are currently in discussions regarding the matter. The ultimate settlement amount, if any, cannot be determined at the time of this filing and therefore no additional accruals have been recorded at September 30, 2020 in the accompanying interim financial statements.

7. CONCENTRATION OF CREDIT RISK

The Company has historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms could range from immediate payment for access to the Company’s software products to payment over a period of several months. Management periodically and regularly reviews customer account activity to assess the adequacy of allowances for doubtful accounts, considering such factors as economic conditions and each customer’s payment history and creditworthiness. If the financial conditions of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts, modify the financial terms of our customer accounts and/or pursue alternative collection methods.

Revenue concentrations for the nine months ended September 30, 2020 and 2019 and the accounts receivable concentrations as of September 30, 2020 and December 31, 2019, expressed as a percentage of the Company’s revenue and accounts receivable, respectively, are as follows:

	Net Sales
	For the Nine Months Ended		Accounts Receivable at
	September 30,	September 30,	September 30,	December 31,
	2020	2019	2020	2019

Customer A	15%	42%	17%	32%
Customer B	4%	0%	38%	0%
Customer C	2%	6%	21%	0%

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

In August 2019 the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note became convertible into common stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the common stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the common stock during the fifteen (15) trading day period prior to conversion. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding common stock at the time of conversion at any one time. During the first two quarters of fiscal 2020 the note holder converted on three separate occasions a total of $28,000 in convertible note principal into 133,252 common shares of the Company at an average conversion price of $0.21 per common share. In July 2020 the note holder converted the entire $3,500 of accrued interest along with the remaining $50,000 in convertible note principal. In total, the note holder converted on seven separate occasions a total of $78,000 in convertible note principal and $3,900 of accrued interest into 812,948 common shares of the Company at an average conversion price of $0.10 per common share. In July 2020 the Company signed a new $103,000 convertible promissory note with the same terms as described above and received $100,000 net of closing fees.

In December 2019 the Company signed a $45,000 convertible promissory note payable to a second finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity. The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The conversion price of the note is 61% of the Market Price (as defined in the note) for the common stock (a discount of 39%) plus an additional 21% discount should the conversion price fall below $0.25 until the note is no longer outstanding. The conversion price is determined on the basis of the lowest traded price for the common stock during the twenty (20) trading day period prior to conversion. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding common stock at the time of conversion at any one time. During the second and third quarters of fiscal 2020 the note holder converted on three separate occasions a total of $7,018.60 in convertible note principal into 410,000 common shares of the Company at an average conversion price of $0.02 per common share.

In January 2020 the Company signed a $100,000 convertible promissory note payable to a third finance company due twelve (12) months after issuance and received $88,500 net of closing fees. Interest at 10% per annum is not due until maturity. The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The conversion price of the note is 61% of the Market Price (as defined in the note) for the common stock (a discount of 39%) plus an additional 10% discount should the trading price fall below $0.50 until the note is no longer outstanding. The conversion price is determined on the basis of the lowest traded price for the common stock during the twenty (20) trading day period prior to conversion. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding common stock at the time of conversion at any one time. During the third quarter of fiscal 2020 the note holder converted on eight separate occasions a total of $56,584.38 in convertible note principal into 2,025,000 common shares of the Company at an average conversion price of $0.03 per common share. From October 1 to November 4, 2020 the note holder converted on six separate occasions a total of $32,023.28 in convertible note principal into 2,275,000 common shares of the Company at an average conversion price of $0.014 per common share. As a result, the note holder has converted a total of $88,607.66 in convertible note principal into 4,300,000 common shares of the Company at an average conversion price of $0.021.

In July and September 2020, the Company signed two convertible promissory notes of $88,000 each payable to a fourth finance company due twelve (12) months after issuance and received $80,000 net of closing fees each time for a total of $160,000 in net cash proceeds. Interest at 10% per annum is not due until maturity. In addition, under the terms of the agreement, pursuant to which the Company issued the note, the Company issued 25,000 shares of its common stock to the finance company closely after each execution date. The note holder can convert in part or in whole the unpaid accrued interest and principal at any time into the common shares of the Company at a fixed price of $0.30 per share. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 9.99% of the issued and outstanding common stock at the time of conversion at any one time.

On March 11, 2020, the World Health Organization characterized the spread of a novel strain of coronavirus (“COVID-19”) as a global pandemic and there has been widespread infection. Actions have been taken by federal, state and local governmental authorities to combat the spread of COVID-19, including issuance of “stay-at-home” directives and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These measures, while intended to protect human life, have led to reduced economic activity. The rapid development and fluidity of the situation precludes any prediction as to the ultimate impact COVID-19 will have on the Company’s business, financial condition, results of operation and cash flows, which will depend largely on future developments directly or indirectly relating to the duration and scope of the COVID-19 outbreak in the United States.

In May 2020 the Company received loan proceeds of $328,000 relating to the Paycheck Protection Program (PPP) as part of the CARES Act created by Congress to financially support companies during the COVID-19 pandemic. The PPP Loan carries interest at 1%. The principal and accrued interest may be wholly or partially forgiven after completing and submitting a PPP Loan Forgiveness Application with the financial institution associated with the SBA loan. The Company is ready to submit a PPP Loan Forgiveness Application once our financial institution begins accepting receipt of them.

On August 7, 2020 the Company and Triton Funds LP, a Delaware limited partnership (the “Investor”), executed a Common Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which, upon the terms and subject to the conditions contained therein, the Investor agreed to invest up to seven hundred fifty thousand dollars ($750,000) to purchase shares of the Company’s common stock and, contemporaneously therewith, executed and delivered a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, (the “Securities Act”) and the rules and regulations promulgated thereunder, and applicable state securities laws. Subject to the terms and conditions set forth therein, the Company shall issue and sell to the Investor, and the Investor shall purchase from the Company, up to that number of shares of common stock having an aggregate value of seven hundred fifty thousand dollar ($750,000) at a purchase price of equal to eighty percent (80%) of the lowest trading price of the common stock during the 10 business days prior to the closing applicable to the Purchase Notice delivered by the Company to the Investor. The Purchase Notice shall set forth the number of shares of common stock that the Company elects to exercise its right pursuant to the Purchase Agreement to require the Investor to purchase from time to time during the period beginning on the business day immediately following the execution date of Purchase Agreement and ending on the expiration of the Purchase Agreement. The Company may, in its sole discretion, deliver a Purchase Notice to the Investor which states the number of shares of common stock the Company intends to sell to the Investor on a closing. Notwithstanding anything to the contrary in the Purchase Agreement, in no event shall the Investor be entitled to purchase that number of shares which when added to the sum of the number of shares of common stock beneficially owned by the Investor would exceed 9.99% of the number of shares of common stock outstanding on the closing date of such purchase. As of November 6, 2020, the Company has not delivered a Purchase Notice to the Investor.

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

Revenue from EHR and Practice Management (PM)software licensing arrangements include private cloud hosting services and post contract support provided to clients that have purchased a perpetual or specific term license to the EHR software and have contracted with the Company to host the software. These arrangements provide a client with a contractual right to take possession of the software at any time during the private cloud hosting period and the client either uses the software on its own equipment or contracts with an unrelated third party to host the software. The Company recognizes revenue from the sale of its EHR/PM software licenses at the time the customer has access to use the software, with deferral of revenues associated with the cloud hosting and post contract support performance objectives, allocated based on relative fair value.

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

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	% Incr/	September 30,	September 30,	% Incr/
	2020	2019	(Decr)	2020	2019	(Decr)
Revenue	$530,000	$225,000	136%	$1,508,000	$810,000	86%
Cost of sales	274,000	83,000	230%	703,000	247,000	185%
Gross profit	256,000	142,000		805,000	563,000

Expenses
Selling, general and administrative	746,000	741,000	1%	2,425,000	2,310,000	5%
Depreciation and amortization	229,000	190,000	21%	677,000	464,000	46%
Total operating expenses	975,000	931,000		3,102,000	2,774,000
Loss from operations	(719,000)	(789,000)		(2,297,000)	(2,211,000)

Other income (expense)
Interest expense	(79,000)	(109,000)	-28%	(148,000)	(204,000)	-27%
Other income	-	-	-	10,000	-	-
Gain on cancellation of liabilities	24,000	154,000		24,000	154,000	-84%
Total other income (expense)	(55,000)	45,000	-222%	(114,000)	(50,000)	128%

Net loss	$(774,000)	$(744,000)	4%	$(2,411,000)	$(2,261,000)	7%

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" provides a comparison of the amounts listed above.

Three Month Period Ended September 30, 2020 (“3Q 2020”) Compared to Three Month Period Ended September 30, 2019 (“3Q 2019”)

Revenues. Net revenues of $530,000 for the 3Q 2020 period increased $305,000 or 136% compared to $225,000 for the 3Q 2019 period. The $305,000 increase between periods was primarily due to recurring SaaS revenues increasing $83,000 combined with new revenue of $226,000 resulting from the January 2020 acquisition of TrinIT.

Cost of sales. Cost of sales of $274,000 for the 3Q 2020 period increased $191,000 or 230% compared to $83,000 for the 3Q 2019 period. The increase between periods was due primarily to an increase of $55,000 in cost of sales labor and $130,000 increase in cost of sales material all of which, with the exception of $49,000 in cost of sales material, resulted from the acquisition of TrinIT in January 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses of $746,000 for the 3Q 2020 period increased $5,000 or 1% compared to $741,000 for the 3Q 2019 period. The increase between periods was primarily due to a $60,000 increase in bad debt expense, a $22,000 increase in accounting fees, and $19,000 increase in SG&A expenses resulting from the acquisition of TrinIT in January 2020, all partially offset by a $86,000 reduction in stock compensation expense.

Depreciation and amortization expenses. Depreciation and amortization expenses of $229,000 for the 3Q 2020 period increased $39,000 or 21% compared to $190,000 for the 3Q 2019 period. The increase between periods was due to an increase of $23,000 in the amortization expense relating to acquired technology and an additional $16,000 of amortization expense relating to software development costs.

Interest expense. Interest expense of $79,000 for the 3Q 2020 period decreased $30,000 or 28% compared to $109,000 in the 3Q 2019 period. The decrease between periods was primarily due to a $70,000 decrease in interest expense due to the 3Q 2019 payoff of the line of credit (see further discussion in “Credit Facilities”) partially offset by a $43,000 increase in non-cash interest expense relating to convertible debt agreements.

Gain on cancellation of liabilities. The Company recorded $24,000 in income from the gain on cancellation of liabilities for the 3Q 2020 period which decreased $130,000 when compared to the $154,000 recorded in the 3Q 2019 period. The decrease between periods was due to the collectability of certain debts of the Company being barred by the legal statute of limitations.

Nine Month Period Ended September 30, 2020 Compared to Nine Month Period Ended September 30, 2019

Revenues. Net revenues of $1,508,000 for the nine month period ended September 30, 2020 increased $698,000 or 86% compared to $810,000 for the nine month period ended September 30, 2019. The $698,000 increase between periods was primarily due to recurring SaaS revenues increasing $162,000 combined with new revenue of $609,000 resulting from the January 2020 acquisition of TrinIT both partially offset by a decrease in one-time EHR revenue of $63,000.

Cost of sales. Cost of sales of $703,000 for the nine month period ended September 30, 2020 increased $456,000 or 185% compared to $247,000 for the nine month period ended September 30, 2019. The increase between periods was due primarily to a $157,000 increase in cost of sales labor and $214,000 in cost of sales material both resulting from the acquisition of TrinIT in January 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses of $2,425,000 for the nine month period ended September 30, 2020 increased $115,000 or 5% compared to $2,310,000 for the nine month period ended September 30, 2019. The increase between periods was primarily due to an increase of $49,000 in SG&A expenses resulting from the acquisition of TrinIT in January 2020 plus an increase of $60,000 in bad debt expense.

Depreciation and amortization expenses. Depreciation and amortization expenses of $677,000 for the nine month period ended September 30, 2020 increased $213,000 or 46% compared to $464,000 for the nine month period ended September 30, 2019. The increase between periods was primarily due to a $160,000 increase in the amortization expense relating to acquired technology and an additional $50,000 of amortization expense relating to software development costs.

Interest expense. Interest expense of $148,000 for the nine month period ended September 30, 2020 decreased $56,000 or 27% compared to $204,000 for the nine month period ended September 30, 2019. The decrease between periods was primarily due to a $70,000 decrease in interest expense due to the 3Q 2019 payoff of the line of credit (see further discussion in “Credit Facilities”).

Other income. The increase between periods was due to an EIDL Advance Grant of $10,000 received in May 2020. These monies were part of the CARES Act addressing the COVID-19 pandemic and do not have to be repaid.

Gain on cancellation of liabilities. The Company recorded $24,000 in income from the gain on cancellation of liabilities for the nine month period ended September 30, 2020 which decreased $130,000 when compared to the $154,000 recorded in the nine month period ending September 30, 2019. The decrease between periods was due to the collectability of certain debts of the Company being barred by the legal statute of limitations.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine month period ended September 30, 2020 the Company generated an operating loss of $2,297,000. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $76,751,000, $19,000 and $2,101,000, respectively, at September 30, 2020. The Company’s activities were primarily financed through private placements of equity securities, convertible debt financing, and PPP Loan proceeds. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations. Management intends to continue developing and marketing its healthcare software products to generate increasing revenues.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the nine month periods ended September 30, 2020 and 2019 related to our operations:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
Net cash used in operating activities	$(1,142,000)	$(1,492,000)
Net cash used in investing activities	(810,000)	(348,000)
Net cash provided by financing activities	1,583,000	1,870,000
Net change in cash	(369,000)	30,000
Cash and cash equivalents at the beginning of the period	445,000	1,000
Cash and cash equivalents at the end of the period	$76,000	$31,000

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" provides a comparison of the amounts listed above.

Operating Activities: Net cash used by operating activities of $1,142,000 for the nine months ended September 30, 2020 was $350,000 less than the $1,492,000 cash used by operations for the nine months ended September 30, 2019. The decrease in cash utilized by operating activities compared to the nine months ended September 30, 2019 was attributable to an $171,000 decrease in net loss and non-cash adjustments to net loss combined with an $179,000 increase in the impact of changes in assets and liabilities. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities of $810,000 for the nine months ended September 30, 2020 was $462,000 more than the $348,000 cash used by investing activities for the nine months ended September 30, 2019. This $462,000 increase was due to an increase of $137,000 in capitalized software development costs combined with the net cash outlay of $375,000 paid as part of the consideration to acquire the assets of TrinIT partially offset by $50,000 paid as part of the consideration to acquire the technology of ClariCare in April 2019. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $1,583,000 for the nine months ended September 30, 2020 was $287,000 less than the $1,870,000 cash provided by financing activities for the nine months ended September 30, 2019. The decrease between periods was primarily attributable to $1,455,000 less cash being raised from the issuance of common stock partially being offset by $601,000 in increased net debt proceeds combined with reduced debt payments of $566,000.

Credit Facilities

The Company’s line of credit was paid off in September 2019 and its commercial banking business was moved. The Company currently has no active line of credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who also currently fulfills the role of Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the material weakness related to insufficient accounting personnel discussed in our SEC filing on Form 10-K dated December 31, 2019, he has concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the common stock of the Company during the nine months ended September 30, 2020 is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2020 and 2019 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

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

iCoreConnect Inc. (Registrant)

Date: November 10, 2020	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Robert McDermott
Robert McDermott
Acting Chief Financial Officer
(Acting Principal Accounting Officer)

