Form 10-K
period 2020-12-31
iCoreConnect Inc.
filed 2021-04-15
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended December 31, 2020

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

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its shares (based on a closing price of $0.21 per share on June 30, 2020 as reported on the OTCQB Exchange) held by non-affiliates was approximately $9.7 million.

The number of shares outstanding of the Registrant’s Common Stock as of April 15, 2021: 124,503,233.

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

PART I

Item 1. Business.

Overview

Company History

iCoreConnect Inc., (the “Company”), a Nevada Corporation, develops and markets secure cloud-based HIPAA compliant software services focused on compliance, workflow/productivity, and electronic health records systems. Our core services technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education fields.

Software as a Service (SaaS) Offerings

The Company currently markets secure HIPAA compliant cloud-based software as a service (SaaS) offering under the names of iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCoreHuddle, iCoreRx, iCorePDMP, iCoreEPCS, and iCorePay. The Company’s software is sold under annual recurring revenue subscriptions.

iCoreExchange – iCoreExchange offers hospitals, physician practices, dental practices, and other healthcare professionals the extensive functionality needed to securely transfer patient health information to anyone, anywhere and at any time.

iCoreExchange provides a secure, HIPAA compliant email solution using the Direct Protocol that allows doctors to send and receive secure email with attachments to and from other healthcare professionals in the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g., patients and referrals. Users have the ability to build a community, access other communities and increase referrals and collaboration. Users can email standard office documents, JPEG, PDF as well as files with discrete data, Consolidated Clinical Document Architecture (“CCDA”), which can then be imported and accessed on most Electronic Health Record (EHR) and Practice Management systems in a HIPAA compliant manner.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires providers and healthcare professionals to transmit encrypted personal health information via electronic means.

iCoreCodeGenius – is Coding Software that provides the coding standards for the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list published by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury and diseases.

Users can document any medical condition in 60 seconds or less. It includes a full ICD-10 code lookup and guidance, automatic prompting of comorbidities and Hierarchical Condition Category’s (HCC) appropriate reimbursement with a high degree of accuracy, and the ability to reduce or eliminate queries and denials.

iCoreSecure – Recent newscasts have been replete with reporting regarding many breaches of consumer personal information. We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed iCoreSecure, an encrypted email solution for anyone that needs encrypted email to protect personal and financial data.iCoreSecure solves privacy concerns in the insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

iCoreMD and iCoreDental – Both are complete EHR/Practice Management software platforms created for the medical and dental communities in response to feedback from doctors and dentists telling us they wanted a cloud-based software that was more flexible than the current medical and dental platforms in the marketplace. The software includes patient demographics, scheduling, billing, electronic medical records, electronic claims, e-prescriptions, labs, merchant services, and patient reminders along with a complete suite of standard reporting capabilities and data analytics to help run a medical or dental practice.

Our cloud-based software was certified in November 2015 by the Office of the National Coordinator for Health Information Technology (ONC), certificate number 150120r0.

iCoreMobile -- iCoreMobile is our third complete EHR software platform, was designed and built specifically for mobile medical and dental care centers. In addition to the features included in iCoreMD and iCoreDental, iCoreMobile also includes workflow optimizations and process enhancements to cater to providers in mobile settings.The software utilizes fully customizable patient intake forms to improve workflow.The always connected software ensures that once a patient’s C-CDA import has been accepted, it is immediately available on all mobile workstations.The enhanced reporting system and metrics provides the main office with extensive data analytics of the mobile unit.The customizable nature of the reporting system allows mobile operators to compare the efficiency of their units.

iCoreHuddle – iCoreHuddle is a powerful tool to instantly reveal the revenue potential of each patient. The service connects to most popular practice management and EHR systems to optimize revenue realization. It provides the practice with a dashboard containing various metrics, analytics, and Key Performance Indicators (“KPIs”).iCoreHuddle provides a daily view of patient schedules, including their outstanding balances, uncompleted treatment plans, recall information, procedure information and the amount of remaining insurance benefits.The software also provides one-click access to each patient’s insurance eligibility, including a detailed benefits and deductibles report.This tool aims to increase the workflow efficiency of the dentist’s practice by reducing the number of required lookups and clicks for each patient.

iCoreRx -A fully HIPAA compliant electronic ePrescription software that integrates with popular practice management and EHR systems. It saves time by selecting exact medications at available doses with built-in support from a drug directory and provides full support for EPCS (controlled substances).It protects both the patient and provider by viewing the patient’s complete medication history.It also speeds up the process by allowing the doctor to create a “favorites” list for commonly used medication sets.iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring.Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP / PMP) history before prescribing controlled substances.This service provides a one-click real-time access to the state databases without the need to manually enter data and provides access to PDMP data, including a patient’s health history.This tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors.The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which will ultimately lead to improved patient safety and better patient outcomes.

IT Managed Services - The trend in IT Services companies for over a decade has been to move away from a “Break/Fix '' model to a “Managed Service Provider (MSP)” model with recurring revenue.

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

The Company is competitively positioned to address the growing need for managed services:

•	Our current and future customers need managed IT services, along with cloud computing, storage and HIPAA compliant backup and encryption.
•	Managed service providers that can support the migration to cloud computing are in high demand.
•	The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people.
•	Our management team has decades of experience operating successful IT companies.
•	The MSP revenue model matches our SaaS, MSaaS and MRR models.

Competition - The Company experiences competition from a variety of sources with respect to virtually all of its products and services. The Company knows of no single entity that competes with it across the full range of its products and services; however, each of the lines of business in which the Company is engaged is highly competitive. Competition in the markets served is based on several considerations, which may include price, technology, applications, experience, know-how, reputation, service and distribution. While we believe we offer a unique combination of products and services, a few competitors offer one or more similar products and services in one or more of our niche markets.

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

Competitive Strategy

Key elements of our strategy include:

1. Extending existing service offerings. We continue to innovate based on customer feedback and have designed our solutions to easily accommodate new features and functionality, especially in underserved areas of compliance and improved workflow/profitability for dental and physician practices. We continually look to improve our products and services by adding new features, functions and increased security through our own development, acquisitions and partnerships.

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

4. Extending go to market capabilities. We believe that our offerings provide significant value for businesses of any size. We continue to pursue businesses of all sizes and industries through our direct sales force and partnerships.In the past several years we have competed and won over 44 major healthcare association endorsements in 18 states (see table below). We plan to increase the number of direct sales professionals we employ and intend to develop additional distribution channels for our products and services.

In addition to the key elements of our business strategy described above, from time to time, we evaluate opportunities to acquire or invest in complementary businesses, services and technologies, and intellectual property rights.

EMPLOYEES

As of December 31, 2020, and December 31, 2019, the Company had 25 and 19 full-time employees, respectively.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports are filed with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at https://www.icoreconnect.com/sec-filings when such reports are available on the SEC website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be textual references only.

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

Because we have a limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses. Revenues for the years ended December 31, 2020 and December 31, 2019, were $2,123,000 and $1,014,000, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including:

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

We believe that we meet the HIPAA requirements currently in effect that are applicable to our internal operations and our clients. However, if we are unable to deliver application solutions that achieve or maintain compliance with the applicable HIPAA rules in effect, or as they may be modified or implemented in the future, then customers may move their businesses to application solution providers whose systems are, or will be, HIPAA compliant. As a result, our business could suffer.

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

Our services involve the storage and transmission of our customers’ patient’s health and other sensitive data, including personally identifiable information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our systems and supporting services. Any security breach could result in a loss of confidence in the security of our software, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

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

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to the access of or commerce on the Internet. However, it is possible that a number of laws and regulations will be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics, e-mail marketing and quality of products and services. Such laws and regulations could dampen the growth and use of the Internet generally and decrease the acceptance of the Internet as a communication and commercial medium and could thereby have a material adverse effect on our business, results of operations and financial condition.

We are vulnerable to changes in general economic conditions.

We are affected by certain economic factors that are beyond our control, including changes in the overall economic environment and systemic events such as the Covid-19 Pandemic which impact our operations as well as our customers.

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

We have identified a material weakness in internal control over financial reporting, if we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2020, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function; specifically, management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate this significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and reporting.

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

Because we generally recognize revenues from our subscription service over the subscription term, a decrease in new subscriptions or renewals during a reporting period may not be immediately reflected in our operating results for that period.

We generally recognize revenues from customers ratably over the terms of their subscriptions. Net new annual contract value from new subscriptions, expanded contracts and contract renewals entered into during a period can generally be expected to generate revenues for the duration of the subscription term. As a result, a small portion of the revenues we report in each period are derived from the recognition of deferred revenues relating to subscriptions entered into during previous periods. Consequently, a decrease in new or renewed subscriptions in any single reporting period will have a limited impact on our revenues for that period. In addition, our ability to adjust our cost structure in the event of a decrease in new or renewed subscriptions may be limited.

Further, a decline in new subscriptions, expanded contracts or renewals in a given period may not be fully reflected in our revenues for that period, but they will negatively affect our revenues in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers are generally recognized over the applicable subscription term. Additionally, due to the complexity of certain customer contracts, the actual revenue recognition treatment required under Accounting Standard Codification Topic 606, “Revenue from Contracts with Customers (“Topic 606”)” depends on contract-specific terms and may result in greater variability in revenues from period to period. In addition, a decrease in new subscriptions, expansion contracts or renewals in a reporting period may not have an immediate impact on billings for that period due to factors that may offset the decrease, such as an increase in billings duration, the dollar value of contracts with future start dates, or the dollar value of collections in the current period related to contracts with future start dates.

The COVID-19 pandemic could continue to materially adversely affect our business, financial condition, results of operations, cash flows and day-to-day operations.

The outbreak of COVID-19, a novel strain of coronavirus first identified in China, which has spread across the globe including the U.S., has had an adverse impact on our operations and financial condition. The response to this coronavirus by federal, state and local governments in the U.S. has resulted in significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses. Given that the COVID-19 pandemic and its disruptions are of an unknown duration, they could have an adverse effect on our liquidity and profitability.

As a result of these events, we assessed our near-term operations, working capital, finances and capital formation opportunities, and implemented, in late March 2020, a downsizing of our operations to preserve cash resources and focus our operations on client-centric sales and project management activities. The pandemic and its effects resulted in significant impact on our customers operations, specifically medical and dental practices ability to operate. Other factors related to this coronavirus that could negatively impact our ability to continue operations include the market demand for our products and services, our ability to service the needs of our clients and prospects, potential contract cancellations, project scope reductions and project delays, our ability to fulfill our current backlog, and the ability of our vendors to continue to provide us with product to fulfill our customers’ orders. In light of these extenuating circumstances, there is no assurance that we will be successful in growing and maintaining our business with our clients. If our clients or prospects are unable to obtain project financing and we are unable to increase revenues, or otherwise generate cash flows from operations, we will not be able to successfully execute on the various strategies and initiatives we have set forth in this Report to grow our business.

The ultimate magnitude of COVID-19, including the extent of its impact on our financial and operational results, which could be material, will depend on the length of time that the pandemic continues, its effect on the demand for our products and our supply chain, the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, financial condition, results of operations and cash flows beyond what is discussed within this Report.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company operates from its 4,100 square foot office located in Winter Garden, Florida. The office space is leased by the Company through October 31, 2021 and the Company has an option to renew the lease for a period of one year. The Company operates from a 2,100 square foot office space in Concord, NC. The office space is leased by the Company through August 31, 2023.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on OTC Link (previously “Pink Sheets”) operated by OTC Markets Group Inc. (“OTC Link”) and was eligible for the “piggyback” exception of Exchange Act Rule 15c2-11(f)(3) under the symbol “ICCT”.

(b) Holders.

As of December 31, 2020, there were 446 holders of record of our common stock, with 90,081,336 shares of our common stock issued and outstanding.

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future.

(e) Sale of Unregistered Securities

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal year ended December 31, 2020 and 2019 is set forth in the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2020 and 2019, contained in Item 8. Financial Statements and Supplementary Data. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.The proceeds were used by the Company for working capital purposes and funding acquisitions.

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

About the Company

iCoreConnect Inc., (the “Company”), a Nevada Corporation, builds secure cloud-based HIPAA compliant communications systems, productivity and workflow software focused on healthcare, although the core technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education fields.

During the year ended December 31, 2020, and shortly thereafter, we expanded our suite of software products, acquired new technology and expanded our offerings to include managed IT services (MSaaS), including HIPAA compliant backup and storage.

In April 2019, the Company acquired technology and certain other assets from ClariCare, Inc. ClariCare had created a cloud-based dental analytics and practice management software which empowers dentists to manage their practices more efficiently.The acquisition of ClariCare’s technology is now being developed by the Company and rebranded as iCoreHuddle. iCoreHuddle is a revenue optimizer tool that connects to many popular practice management and EHR systems.It provides the practice with a dashboard containing various metrics, analytics, and key performance indicators.iCoreHuddle provides a daily view of the patient schedules, their outstanding balances, open treatment plans, recall information, procedure information and the amount of remaining insurance benefits available.The software provides a dashboard to easily view the revenue potential of each patient as well as one-click access to the patient’s insurance eligibility including a detailed benefits and deductibles report.The software increases the workflow efficiency of the practice with a user-friendly dashboard that allows the practice to make informed real-time decisions on a host of data points.

During 2019 we developed our newest product iCoreRx, a fully HIPAA compliant electronic ePrescription software that integrates with popular Practice Management and EHR systems. The software can also be a stand-alone product.The software is cloud based allowing providers flexibility and freedom to access the software anytime or anywhere they have an internet connection.There is a built-in drug and medication directory that provides clear, concise, point-of-care drug information including dosing, warning and precautions, as well as clinical content.iCoreRx provides a doctor’s “favorites” list, drug interactions, and drug allergy interactions.Within the software we provide a medication and drug history giving the doctor a more complete picture of a patient’s medication history for better informed, efficient and safer care decisions.

iCorePDMP - is an add-on to our iCoreRx software that seamlessly integrates with state databases to automate prescription drug monitoring.Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP/PMP) medication history before prescribing controlled substances.This service provides a one-click real-time access to the state databases without the need to manually enter data and provides access to PDMP data including a patient’s health medication history.The state PDMP sites may provide Narx Scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors.

iCoreRx software has been selected by 13 associations, including the North Carolina Dental Society, Texas Dental Association Perks Program, and Virginia Dental Services Corporation as their preferred choice of software for electronic prescribing.

SaaS Offerings

The Company currently markets eleven different customizable secure HIPAA compliant cloud-based SaaS offerings: iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCoreHuddle, iCoreRx, iCorePDMP, iCoreEPCS, and iCorePay.

Managed IT Services (MSP and MSaaS)

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Concord, North Carolina area to complement our technology line up.

The trend in IT Services companies for over a decade has been to move away from a “Break/Fix '' model to a “Managed Service Provider (MSP)” model with recurring revenue. TrinIT was an early adopter operating in the MSP and MSaaS market.

The MSP/MSaaS approach, by using preventative measures, keeps computers and networks up and running while data is accessible and safeguarded. Installation of critical patches and updates to virus protection are automated. Systems are monitored and backed up in real-time. They are fixed or upgraded before they cause a service disruption. A Unified Threat Management solution is deployed to protect against virus, malware, SPAM, phishing and ransomware attacks. Remote technical support is a click away. All support is delivered at a predictable monthly cost. Going forward, by leveraging managed services with our expertise in cloud computing, our customers can easily scale their business without extensive capital investment or disruption in services.

The Company is positioned to address the growing need for managed services:

•	Our current and future customers need managed IT services, along with cloud computing, storage and HIPAA compliant backup and encryption.
•	Managed service providers that can support the migration to cloud computing are in high demand.
•	The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people.
•	Our management team has decades of experience operating successful IT companies.
•	The MSP revenue model matches our SaaS, MSaaS MRR (monthly recurring revenue) models.

Financing

We are currently funding our business capital requirements through revenues from product sales and consulting services, sales of our Common Stock and debt arrangements. While we intend to seek additional funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us.If we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

In August 2019, the Company signed a $78,000 convertible promissory note due twelve months after issuance and received in exchange $75,000 net of closing fees. Interest at 10% per annum was not due until maturity.One hundred eighty (180) days following the date of funding and thereafter, the note was convertible into Common Stock. The conversion price of the note was 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There was an ascending prepayment penalty percentage applied should the Company have prepaid the note during the first one hundred eighty (180) days after which the Company had no right of prepayment.The note holder was limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. This convertible promissory note was converted to 1,112,948 shares in 2020.

In December 2019, the Company signed a $45,000 convertible promissory note payable to a second finance company due twelve (12) months after issuance and received in exchange $40,000 net of closing fees.Interest at 10% per annum was not due until maturity.One hundred eighty (180) days following the date of funding and thereafter, the note was convertible into Common Stock. The conversion price of the note was 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There was an ascending prepayment penalty percentage applied should the Company have prepaid the note during the first one hundred eighty (180) days after which the Company shall had no right of prepayment.The note holder was limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. This convertible promissory note was paid off in 2020.

In October of 2020, the Company signed a $53,000 convertible promissory note payable to a third finance company due twelve (12) months after issuance and received in exchange $50,000 net of closing fees. Interest at 10% per annum is not due until maturity.One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into Common Stock. The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) determined on the basis of the average of the two (2) lowest traded prices for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

During the year ended December 31, 2020, the Company issued 13,889,560 shares of Common Stock for cash and conversion of notes payable proceeds totaling $1,237,600.

Critical Accounting Policies and Estimates

Our financial statements, which were prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements required that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. We based our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We have 5 primary sources of revenue as of December 31, 2020:

1.	Electronic Health Records (EHR/Practice Management) software
2.	Encrypted and HIPAA Compliant Secure email
3.	ICD Coding Software
4.	ePrescription Software
5.	IT Managed Services

1) Revenue from Practice Management software licensing arrangements are recorded on a subscription basis using the software as a service (SaaS”) model with revenues recognized ratably over the contract term.

2) Encrypted HIPAA compliant and secure email services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

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

4) ePrescription software services are provided on an annual basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

5) Managed IT services – Consist of 3 revenue streams from the following sources: (i)Monthly recurring “Managed Service Provider (MSP)” model, (ii) periodic sale and installation of IT related hardware, and (iii)) ad hoc customer IT projects. The MSP model revenue is recognized monthly on a recurring basis while the revenue relating to IT hardware and ad hoc customer IT projects is recognized when the services are performed.

Software Development Capitalization and Amortization

We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users.

In accordance with ASC 985-20-25, Computer Software Research and Development, research and planning phase costs are expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs are capitalized.

We have determined that technological feasibility for our products to be marketed to external users was reached before the release of those products and, as a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be marketed to external users are amortized based on current and projected future revenue for each product with an annual minimum cost equal to the straight-line amortization of the costs over three years.

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

Results of Operations

The following table sets forth our selected financial data for the periods indicated below:

iCoreConnect Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,	December 31,
	2020	2019
Revenue	$2,123,587	$1,014,000
Cost of sales	1,008,843	305,000
Gross profit	1,114,744	709,000

Expenses
Selling, general and administrative	3,447,014	3,434,000
Depreciation and amortization	906,060	655,000
Total operating expenses	4,353,074	4,089,000
Loss from operations	(3,238,330)	(3,380,000)

Other income (expense)
Interest expense	(238,820)	(236,000)
Other income (expense)	(50,733)	(64,000)
Gain on cancellation of liabilities	36,642	697,000
Total other income (expense)	(252,911)	397,000

Net loss	$(3,491,241)	$(2,983,000)

Net loss per share available to common stockholders, basic and diluted	$(0.05)	$(0.05)

Weighted average number of shares, basic and diluted	76,459,645	58,546,699

The accompanying notes are an integral part of these consolidated financial statements

Twelve Months Ended December 31, 2020 Compared to the twelve months ended December 31, 2019

Revenues. Net revenues of $2,123,587 for 2020 compared to $1,014,000 for the 2019 period, an increase of 109%. Revenue growth was driven by a combination of strong organic growth and acquisition of TrinIT.

Cost of sales. Cost of sales of $1,008,843 for the 2020 period increased $703,843 when compared to $305,000 for the 2019 period. The increase between periods was primarily due to organic growth, the addition of acquisition TrinITin January of 2020, and a mix shift in revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses of $3,447,014 for the 2020 period increased $13,014 or 0% when compared to $3,434,000 for the 2019 period.

Depreciation and amortization expenses. Depreciation and amortization expenses of $906,060 for the 2020 period increased $251,060 or 38% compared to $655,000 for the 2019 period.The increase between periods was primarily due to $787,000 amortization of capitalized software and $112,000 amortization of goodwill and intangibles associated with the acquisition of TrinIT

Interest expense. Interest expense of $238,820 for the 2020 period increased $2,820 or approximately 1% when compared to $236,000 for the 2019 period.

Other (expense) income.Other expense of $50,733 for the 2020 period decreased by $13,267 when compared to $64,000 for the 2019 period.

Gain on cancellation of debt. Gain on cancellation of debt fell substantially in 2020 to $36,642 from $697,000 for the 2019 period due to cancellation that did not repeat in 2020.

LIQUIDITY AND CAPITAL

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	December 31,	December 31,
Balance Sheet Data	2020	2019	% Incr/(Decr)
Total Current Assets	$154,194	$554,000	-72%
Total Current Liabilities	3,185,195	1,936,000	65%
Working capital (deficit)	(3,031,001)	(1,382,000)	119%
Deferred Revenue	73,033	108,000	-32%
Weighted Average Common Shares Outstanding	76,459,645	58,546,699

The increase in shares outstanding was driven by issuance of Common Stock for cash, the conversion of convertible notes payable and stock compensation expense.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the years ended December 31, 2020 and 2019.

	Twelve Months Ended
	December 31,	December 31,
	2020	2019
Net cash used in operating activities	$(1,270,491)	$(1,667,000)
Net cash used in investing activities	(917,900)	(473,000)
Net cash provided by financing activities	1,751,010	2,584,000
Net Increase / (Decrease) in cash	(437,381)	444,000
Cash and cash equivalents at the beginning of the year	445,000	1,000
Cash and cash equivalents at the end of the year	$7,619	$445,000

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, investments in research and development, and ongoing capital raise efforts.

Operating Activities: Net cash required by operating activities for the year ended December 31, 2020 increased by $396,509 to $1,270,491 compared to $1,667,000 utilized in the 2019 period. The improvement in cash utilized by operating activities compared to the 2019 period was attributable to a $362,631changein non-cash adjustments and a $94,932 positive contribution in the cash impact of changes in operating assets and liabilities during the 2020 period.  Future spending on operating activities is expected to be funded by the revenues realized by the Company and the sale of additional shares of common stock.

Investing Activities: Net cash used by investing activities for the year ended December 31, 2020 increased by $444,900 to $917,900 compared to $473,000 utilized in the 2019 period.  The increase in cash utilized by investing activities was primarily due to an increase of $120,000 in capitalized software development costs and $374,900 paid as part of the consideration to acquire TrinIT.  Future spending on investing activities is expected to be funded by the sale of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $1,751,010 for the year ended December 31, 2020 was $832,990less than the $2,584,000 for the year ended 2019, primarily due to a change in proceeds from the issuance of common stock of $1,047,000 in 2020 versus $3,197,000 in proceeds in 2019.Net proceeds from debt increased to $676,000 in 2020 vs $123,000 in 2019. Payments on debt fell to $70,928 in 2020 from $736,000 in 2019.

In August 2019, the Company signed a $78,000 convertible promissory note due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum is not due until maturity.One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. This convertible promissory note was paid off in 2020.

In December 2019, the Company signed a $45,000 convertible promissory note payable to a different finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity.One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%). The conversion price is determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. This convertible promissory note was paid off in 2020.

In October of 2020, the Company signed a $53,000 convertible promissory note payable to a different finance company due twelve (12) months after issuance and received $50,000 net of closing fees. Interest at 10% per annum is not due until maturity.One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) determined on the basis of the average of the two (2) lowest traded prices for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment.The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as a smaller reporting company, as defined by § 229.10(f)(1), is not required to provide the information required by Item 305 of Reg S-K.

Item 8. Financial Statements and Supplementary Data.

A list of financial statements filed herewith is contained and is set forth on the financial statements that immediately follow this page of this Report and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in the Exhibit Index beginning on Part IV of this Annual Report on Form 10-K and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iCoreConnect Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of iCoreConnect Inc. (the “Company”) as of December 31, 2020 and the related consolidated statement of operations, shareholders’ equity (deficit), and cash flows for the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition in relation to fraud

As described in Note 2 to the consolidated financial statements, management applies FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”) to recognize revenue. Management recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company’s revenue is divided into five sources, but the vast majority can be most simply described as Software as a Service (“SaaS”) revenue. SaaS revenue transactions are recognized ratably over the contract term.

The principal considerations for our determination that performing procedures over the ratable recognition of SaaS revenue contracts and subsequent payment collections is a critical audit matter are there are more significant risks associated with the ratable recognition of this revenue. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms, the timing of revenue recognition and the subsequent collections were appropriately identified and accounted for by management under ASC 606.

Our audit procedures included, among others, understanding of controls relating to management’s revenue recognition process, examining transaction related documents, confirming revenues and outstanding receivables at the balance sheet date with a sample of the SaaS customers, and testing collections subsequent to the balance sheet date.

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

April 15, 2021

iCoreConnect Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$7,619	$445,000
Accounts receivable, net	126,472	101,000
Prepaid expenses and other current assets	20,103	8,000
Total current assets	154,194	554,000

Property and equipment, net	2,405	6,000
Right of use lease asset - operating	150,477	53,000
Software development costs, net	768,907	625,000
Acquired technology, net	753,794	891,000
Customer relationships, net	369,524	-
Goodwill	491,376	393,000
Total long-term assets	2,536,483	1,968,000

TOTAL ASSETS	$2,690,677	$2,522,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$1,664,125	$1,001,000
Operating lease liability, current portion	89,088	55,000
Current maturities of long-term debt	1,429,207	880,000
Deferred revenue, current portion	2,775	-
Total current liabilities	3,185,195	1,936,000

Long-term debt, net of current maturities	-	13,000
Operating lease liability, net of current portion	61,389	-
Deferred revenue, net of current portion	73,033	108,000
Total long-term liabilities	134,422	121,000

TOTAL LIABILITIES	3,319,617	2,057,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 90,081,336 as of December 31, 2020 and 67,476,089 as of December 31, 2019	90,081	67,000
Additional paid-in-capital	77,112,060	74,738,000
Accumulated deficit	(77,831,081)	(74,340,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(628,940)	465,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,690,677	$2,522,000

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,	December 31,
	2020	2019
Revenue	$2,123,587	$1,014,000
Cost of sales	1,008,843	305,000
Gross profit	1,114,744	709,000

Expenses
Selling, general and administrative	3,447,014	3,434,000
Depreciation and amortization	906,060	655,000
Total operating expenses	4,353,074	4,089,000
Loss from operations	(3,238,330)	(3,380,000)

Other income (expense)
Interest expense	(238,820)	(236,000)
Other income (expense)	(50,733)	(64,000)
Gain on cancellation of liabilities	36,642	697,000
Total other income (expense)	(252,911)	397,000

Net loss	$(3,491,241)	$(2,983,000)

Net loss per share available to common stockholders, basic and diluted	$(0.05)	$(0.05)

Weighted average number of shares, basic and diluted	76,459,645	58,546,699

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2019	50,864,131	$50,864	$70,335,000	$(71,344,000)	$(958,136)

Cumulative adjustment for the adoption of a new accounting pronouncement (Note 3)	-	-	-	(13,000)	(13,000)
Stock issued for cash and conversion of notes payable	12,435,759	12,000	3,205,000	-	3,217,000
Stock issued for services	66,666	-	17,000	-	17,000
Stock compensation expense	1,808,526	2,000	608,000	-	610,000
Stock issued for acquisition of technology (Note 12)	2,301,007	2,000	573,000	-	575,000
Net loss	-	-	-	(2,983,000)	(2,983,000)
Prior period rounding adjustment		612	(596)	160	176
Balances at December 31, 2019	67,476,089	67,476	74,737,404	(74,339,840)	465,040

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2020	67,476,089	$67,476	$74,737,404	$(74,339,840)	$465,040

Stock issued for cash	7,128,002	7,128	1,032,872	-	1,040,000
Stock issued for conversion of convertible notes payable	6,761,558	6,762	194,838	-	201,600
Stock compensation expense	2,124,693	2,125	421,175	-	423,300
Stock issued as origination fee in convertible debt agreement	50,000	50	4,450	-	4,500
Stock issued for asset acquisition of TrinIT (Note 8)	730,000	730	182,270	-	183,000
Stock issued for conversion of accounts payable	1,000,000	1,000	249,781	-	250,780
Stock issued for stock option exercises	5,000	5	995	-	1,000
Stock issued as commitment fee on note	250,000	250	37,250		37,500
Stock issued as true-up portion of purchase agreement for Claricare	4,555,994	4,556	251,025		255,581
Net loss	-	-	-	(3,491,241)	(3,491,241)
Balances at December 31, 2020	90,081,336	$90,081	77,112,060	(77,831,081)	(628,940)

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITTIES
Net loss	$(3,491,241)	$(2,983,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,595	5,000
Amortization expense	898,622	650,000
Change in allowance for doubtful accounts	60,000	5,000
Gain on cancellation of liabilities	(12,642)	(697,000)
Stock issued for services	-	17,000
Stock compensation expense	422,175	610,000
Non-cash interest expense	55,000	-
Changes in assets and liabilities:
Accounts receivable	(85,472)	118,000
Prepaid expenses	(6,103)	1,000
Right of use asset, net of lease liability	(2,000)	(11,000)
Accounts payable and accrued expenses	922,767	625,000
Deferred revenue	(38,192)	(7,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,270,491)	(1,667,000)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire ClariCare	-	(50,000)
Cash portion of consideration paid to acquire TrinIT (see Note 8)	(374,900)	-
Additions to capitalized software	(543,000)	(423,000)
NET CASH USED IN INVESTING ACTIVITIES	(917,900)	(473,000)

FINANCING ACTIVITES
Net proceeds from debt	676,000	123,000
Payments on debt	(70,793)	(736,000)
Proceeds from issuance of common stock	1,050,488	3,197,000
Proceeds from exercise of employee stock options	1,000	-
Conversion of convertible debt into common stock	94,315
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,751,010	2,584,000

NET CHANGE IN CASH	(437,381)	444,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	445,000	1,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$7,619	$445,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$94,126	$195,000
Stock issued for acquisition of TrinIT	$183,000
Stock issued for acquisition of technology	$-	$575,000
Stock issued for conversion of convertible notes payable	$240,315	$-
Stock issued for conversion of notes payable	$-	$20,000
Stock issued for conversion of accounts payable	$250,000	$75,000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidations

The accompanying consolidated financial statements are presented in United States dollars and include the accounts of the Company’s wholly owned subsidiaries, with all intercompany transactions eliminated. They have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (GAAP).Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

Fair Value of Financial Instruments

The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $77,000 and $17,000 as of December 31, 2020 and 2019, respectively.

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

Goodwill

Goodwill consists of the purchase price of business acquisitions in excess of the fair value of the net assets acquired. Goodwill is reviewed for impairment annually or when events or circumstances indicate that the carrying value of the reporting unit may exceed its fair value.If the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized.The Company did not recognize any impairment charges for each of the years ended December 31, 2020 and 2019.

We are required to test our goodwill for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. Goodwill is tested for impairment at the asset level. Our reporting units are acquired companies at which discrete financial information may be available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2020, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment.

As of December 31, 2020, we had $0.491 million of Goodwill on our balance sheet associated with two acquisitions, ICD Logic and TrinIT. ICD Logic related goodwill, which accounts for $0.361 million of the total Goodwill balance is the basis for the underlying technology associated with one of the Company’s faster growing and more promising SaaS offerings. TrinIT related Goodwill accounts for $0.130 million of the total Goodwill balance. The TrinIT acquisition was made in 2020 and is performing to expectations. During 2020, there were no indications of a triggering event at the 2 reporting units. The annual goodwill impairment analysis resulted in no indications of impairment in 2020 or 2019.

We are subject to financial statement risk to the extent that our goodwill become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations.

Revenue Recognition

We have 5 primary sources of revenue as of December 31, 2020:

1.	Electronic Health Records (EHR/Practice Management) software
2.	Encrypted and HIPAA Compliant Secure email
3.	ICD Coding Software
4.	ePrescription Software
5.	IT Managed Services

1) Revenue from Practice Management software licensing arrangements are based on subscription basis using the software as a service (SaaS”) model with revenues recognized ratably over the contract term.

2) Encrypted HIPAA compliant secure email services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

3) ICD Coding Software provides the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases. ICD coding services are provided on a subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.The length of the contract period varies from monthly to multiyear.

4) ePrescription software services are provided on an annual basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

5) Managed IT services – Consist of 3 revenue streams.

(i)Monthly recurring “Managed Service Provider (MSP)” model, (ii) periodic sale and installation of IT related hardware, and (iii) ad hoc customer IT projects. The MSP model revenue is recognized monthly on a recurring basis while the revenue relating to IT hardware and ad hoc customer IT projects is recognized when the services are performed.

On January 3, 2020, the Company purchased the assets of Computer Plumber, LLC, doing business as TrinIT (“TrinIT”), an IT service company located in the Charlotte, North Carolina area to complement our technology line up. TrinIT generates revenue primarily from their: 1) monthly recurring “Managed Service Provider (MSP)” model, 2) periodic sale and installation of IT related hardware, and 3) ad hoc customer IT projects.The MSP model revenue is recognized monthly on a recurring basis while the revenue relating to IT hardware and ad hoc customer IT projects is recognized when the services are performed.(See Note 13).

We recognize revenue for our service in accordance with accounting standard ASC 606. Our customers are acquired through our own salesforce and through the referrals from our many state association marketing partners. We primarily generate revenue from multiple software as a service (SaaS) offerings, which typically include subscriptions to our online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Approximately 80% of our revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of our revenue is 100% in North America.

Our customers do not have the right to take possession of the online software solution. Revenue from subscriptions, including additional fees for items such as incremental contacts, is recognized ratably over the subscription period beginning on the date the subscription is made available to customers. Substantially all subscription contracts are one year. We recognize revenue from on-boarding services and equipment as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $70,000 and $34,000 for the years ended December 31, 2020 and 2019, respectively.

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

For the fiscal year period ended Dec 31, 2020, the Company generated an operating loss of $3,491,241. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $77,831,081, $628,940 and $3,031,001 at Dec 31, 2020, respectively. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

3. COMMON STOCK

Stock Issuances

During the year ended December 31, 2020, the Company issued 7,128,002 shares of common stock for cash of $1,040,000. The Company issued 6,761,558 shares of common stock for the conversion of notes payable of $201,600. The Company issued 730,000 shares of common stock for the acquisition of TrinIT (Note 8).  The Company also issued 4,555,994 shares of common stock to acquire technology and certain other assets of ClariCare Inc. (See Note 12) in accordance with the asset purchase agreement. The Company issued 1,000,000 shares of common stock for the conversion accounts payable of $250,781. The Company issued 250,000 shares of common stock for a commitment fee on note of $37,500.  The Company issued 2,124,693 shares of common stock for stock compensation expense of $423,300.  The Company issued 50,000 shares of common stock for an origination fee for a convertible debt agreement for $4,500.  The Company issued 5,000 shares of common stock for the exercise of stock options of $1,000.

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

Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the year ended December 31, 2020 and 2019 are presented below:

2019 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2018	198,402	$10.40	0.7	$-

Granted	1,300,000	$0.25	10.2
Exercised	-
Forfeited/expired	(142,245)	$9.05

Balance Outstanding - December 31, 2018	1,356,157	$0.31	9.8	$-

Exercisable - December 31, 2018	489,490	$0.29	9.1	$-

Balance Outstanding - January 1, 2019	1,356,157	$0.31	9.8	$-

Granted	135,000	$0.15	9.2
Exercised	-
Forfeited	(81,157)	$1.17
Balance Outstanding - December 31, 2019	1,410,000	$0.24	9.2	$-

Exercisable - December 31, 2019	976,667	$0.24	9.2	$-

2019 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest
Nonvested - January 1, 2018	18,719	$10.40	0.7

Granted	1,300,000	$0.13
Vested	(452,052)	$0.31
Forfeited/expired	-

Nonvested - December 31, 2018	866,667	$0.13	1.6

Nonvested - January 1, 2019	866,667	$0.13	1.6

Granted	135,000	$0.15
Vested	(568,334)	$0.13
Forfeited/expired	-
Nonvested - December 31, 2019	433,333	$0.13	0.6

2020 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2020	1,410,000	$0.24	8.7	$-

Granted	-	$-
Exercised	(5,000)	$0.15
Forfeited	-	$-
Balance Outstanding - December 31, 2020	1,405,000	$0.24	7.7	$-

Exercisable - December 31, 2020	1,405,000	$0.24	7.7	$-

2020 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2020	433,333	$0.13	0.6

Granted	-	$-
Vested	(433,333)	$0.13
Forfeited/expired	-
Nonvested - December 31, 2020	-	$-	0.00

Restricted Stock Compensation

On April 13, 2020, the Company’s Board of Directors approved the grant of 250,000 restricted share of common stock to Directors of the Company, for services to be rendered during 2020, all of which vested on December 31, 2020. Compensation expense related to this grant for the year 2020 was $50,000 based upon fair value of our common stock of $.25 per share.

On February 21, 2019, the Company’s Board of Directors approved the grant of 200,000 restricted shares of common stock to Directors of the Company, for services to be rendered during 2019, all of which shares vested on December 31, 2019. Compensation expense related to this grant for the year 2019 was $50,000 based upon the estimated fair value of our common stock of $0.25 per share.

On February 21, 2019, the Company’s Board of Directors approved the grant of 475,000 restricted shares of common stock to management, for services rendered, of which 212,500 shares vested on the date of the Board of Director approval, with 131,250 shares vesting on each of the next two anniversary dates of the Board of Director approval. The total unvested restricted stock of 262,500 shares has been excluded from the shares of common stock outstanding on December 31, 2019 in the accompanying financial statements due to the restrictions on the shares.Compensation expense related to this grant for the year 2019 was approximately $81,000 based upon the estimated fair value of our common stock of $0.25 per share.Compensation expense of approximately $33,000 and $5,000 will be recognized related to this grant for each of the years 2020 and 2021, respectively.

Compensation expense related to this planned grant for the year 2019 was $250,000 based upon the estimated fair value of our common stock of $0.25 per share, the offset to which is included in accrued expenses in the 2019 Consolidated Balance Sheets.

On April 1, 2018, the Company reached an agreement with a Director of the Company, to issue 1,000,000 shares of restricted common stock as compensation for past services including securities offerings, financings, special projects and other matters similar in nature of which 333,333 shares vested upon issuance and 666,667 shares will vest evenly in 2019 and 2020. The total unvested restricted stock of 333,334 shares has been excluded from the shares of common stock outstanding on December 31, 2019 in the accompanying financial statements due to the restrictions on the shares. Compensation expense related to this grant for the year 2019 was approximately $83,000 based upon the estimated fair value of our common stock of $0.25 per share. Compensation expense related to this grant of approximately $31,000 was recognized in 2020.

On May 22, 2018, the Company’s Board of Directors approved the grant of 4,287,161 shares of restricted common stock to management, for services rendered, of which 2,858,107 shares vested upon issuance and 1,429,054 shares vest evenly in 2019 and 2020. The total unvested restricted stock as of December 31, 2019 of 714,527 shares has been excluded from the shares of common stock outstanding on December 31, 2019 in the accompanying financial statements due to the restrictions on the shares. Compensation expense related to this grant for the year 2019 was approximately $179,000 based upon the estimated fair value of our common stock of $0.25 per share. Compensation expense related to this grant of approximately $67,000 was recognized in 2020.

Warrants

During the year ended December 31, 2019, the Company issued 55,000 warrants related to subscriptions of common stock which warrants have an exercise price of $1.35 per share and will expire on December 31, 2020. During the year ended December 31, 2019, none of these warrants expired or were exercised.

During the year ended December 31, 2018, the Company issued 4,002,646 warrants related to subscriptions of common stock which warrants have an exercise price of $1.35 per share and will expire on December 31, 2020. During the year ended December 31, 2018, 72,669 warrants expired, and none were exercised.

All outstanding warrants expired on December 31, 2020 with none being exercised.

4. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consist of the following:

	December 31,	December 31,
	2020	2019

Furniture and fixtures	$7,740	$8,000
Leasehold improvements	26,145	26,000
Equipment	16,439	16,000
	$50,324	$50,000
Less accumulated depreciation	(47,919)	(44,000)
	$2,405	$6,000

Depreciation expense on property and equipment for the years ended December 31, 2020 and 2019, were $6,328 and $5,000, respectively.

5. SOFTWARE DEVELOPMENT COSTS

A summary of the capitalization and amortization of software development costs as of the dates indicated follows:

	December 31,	December 31,
	2020	2019

Development costs	$2,479,137	$1,936,000
Acquired technology	1,527,186	1,277,000
Less accumulated amortization	(2,483,622)	(1,697,000)
	$1,522,701	$1,516,000

Amortization of software development costs and acquired technology for the years ended December 31, 2020 and 2019, were $899,000 and $628,000, respectively.

6. LONG-TERM DEBT

		December 31	December 31
		2019	2020

(1)	Note payable bearing interest at 12.0% per annum, due December 31, 2020	$118,000	$118,000
(2)	Related Party Long term debt bearing interest at 8%, due April 15, 2021	100,257	92,602
(3)	Related Party Promissory note bearing interest at 18%, due December 31, 2020	535,021	556,331
(4)	Convertible note bearing interest at 10%, due July 15, 2021	156,438	81,018
(5)	Convertible note bearing interest at 10%, due March 2, 2021	189,444	-
(6)	Convertible note bearing interest at 10%, due December 16, 2020	-	45,184
		1,099,160	893,135
	Less current maturities	(1,099,160)	(880,579)
	Total Long-term debt	$-	$12,556

Total future minimum payments due on long-term debt as of December 31, 2020:

2021	1,099,160
2022	-
1,099,160

Our notes payable (including accrued interest) are summarized as follows:

1.	The Company issued a note payable to a related party on December 31, 2018 with a principal amount of $100,000 bearing interest at a rate of 12% per annum, with quarterly accrued interest payments and with a balloon payment due by the maturity date of December 31, 2019. The balloon payment due on December 31, 2019 was not made and the Company issued, in exchange for the original note, a new note dated December 31, 2019 with a principal amount of $100,000 bearing interest at a rate of 12% per annum, with quarterly accrued interest payments and a balloon payment due on the maturity date of December 31, 2020.The amounts owing on the note as of December 31, 2019 were $100,000 of principal plus $18,000 of accrued interest. In January of 2021, $136,000 of principal and accrued interest was converted into 2,720,000 shares of Common Stock.

2.	The Company issued a note payable to a related party on December 31, 2018 with a principal amount of $714,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and with a balloon payment due by the maturity date of December 31, 2019. The balloon payment due on December 31, 2019 was not made and the Company issued, in exchange for the original note, a new note dated December 31, 2019 with a principal amount of $556,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and a balloon payment due by the maturity date of December 31, 2020.The amounts owing on the note as of December 31, 2019 were $556,000 of principal plus a nominal amount of accrued interest.As of December 31, 2020, $535,021 of principal was outstanding on this note payable. Subsequent to the end of fiscal 2020, the maturity on note payable to the related party was extended to a new 2-year term note payable bearing interest rate payable of 18% per annum with a maturity date of December 31, 2023. The note will pay monthly cash interest only in the first year (12 months) of note payable term. In the 2nd year, the note payable will be repaid with 12 monthly installment payments of interest and principal until fully repaid.

3.	In August 2019, the Company signed a $78,000 convertible promissory note payable to a finance company due twelve months after issuance and received $75,000 net of closing fees. Interest at 10% per annum not due until maturity.The amounts owing on the convertible note as of December 31, 2019 were $78,000 in principal with accrued interest of $3,000.One hundred eighty (180) days following the date of funding and thereafter, the note was convertible into common stock of the Company ("Common Stock"). The conversion price of the Note was 61% of the Market Price (as defined in the Note) for the Common Stock (a discount of 39%). The conversion price was determined on the basis of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. There was an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company had no right of prepayment.The note holder was limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. This convertible promissory note was converted in full in 2020.

4.	In December 2019, the Company signed a $45,000 convertible promissory note payable to a second finance company due twelve (12) months after issuance and received $40,000 net of closing fees. Interest at 10% per annum is not due until maturity.The amounts owing on the convertible note as of December 31, 2019 were $45,000 of principal and a nominal amount of accrued interest.One hundred eighty (180) days following the date of funding and thereafter, the note was convertible into common stock of the Company ("Common Stock"). The conversion price of the Note was 61% of the Market Price (as defined in the Note) for the Common Stock (a discount of 39%). The conversion price was determined on the basis of the lowest traded price for the Common Stock during the prior twenty (20) trading day period. There was an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company had no right of prepayment.The note holder was limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. This convertible promissory note was paid off in December of 2020.

7. INCOME TAXES

The Company has incurred net losses since inception. As of December 31, 2019, the Company had cumulative federal net operating loss carryforwards of approximately $9,924,000 which are available to be carried forward indefinitely and federal net operating loss carryforwards of approximately $55,276,000 which at the latter date may be carried forward for tax years ending through December 31, 2037. Utilization of NOL carryforwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns are subject to examination by the Internal Revenue Service and applicable state taxing authorities, generally for a period of three years from the date of filing.

Deferred taxes comprise the following as of December 31, 2020 and 2019:

	2020	2019

Deferred Income Tax Assets	13,692,000	13,327,000
Valuation Allowance	(13,692,000)	(13,327,000)
Net Deferred Tax Asset	-	-

Reconciliation of the effective income tax rate to the federal statutory rate:

Federal Income Tax Rate	21%	21%
Change in valuation allowance including the effect of the rate change	-21%	-21%
Effective income tax rate	0%	0%

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

The company has one significant customer (greater than 10% of total revenue) that represented 13% of 2020 revenue. The significant customer’s share of total revenue is down from 21% from 2019 due to organic growth of other customers and the acquisition of TrinIT that further diversified the Company’s customer concentration. The company has accounts receivable concentration with two customers that represent 21% and 16% of our accounts receivable.Overall, the company grew its accounts receivable approximately ending balance 25% in 2020 from year-end 2019, compared to an over 100% growth in sales for 2020. Day’s sales outstanding was less than 30 days at fiscal year-end 2020.

9. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On November 15, 2017, the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provided for a one-year renewal term at the option of the Company that the company exercised. An amendment to this lease was signed on October 26, 2020 which extended the lease term through October 31, 2021. As of December 31, 2020, undiscounted future lease obligations for the office space are $68,000 for the year ended December 31, 2020.

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right of use asset for the right to use the underlying asset for the lease term. In arriving at the right of use lease asset as of January 1, 2019, we applied the weighted-average incremental borrowing rate of 11.9% over a weighted-average remaining lease term of 1.6 years.The Company adopted this standard using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard.

iCoreConnect Lease Commitments
as of 12/31/2020
Less than 1 year	1-3 years	3-5 years	Total
$100,114	$68,000	$-	$168,114

Lease costs for the year ended December 31, 2020 were $123,500 and cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 were $57,000.As of December 31, 2020, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$168,114
Present value adjustment using incremental borrowing rate	(17,637)
Lease liabilities	$150,477

(B) EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

On July 1, 2018, Robert McDermott, the President and Chief Executive Officer of the Company, entered into an employment agreement with the Company pursuant to which the Company employed Mr. McDermott for a term of three years and six months. Mr. McDermott received a starting annual base salary of $250,000 per annum which increased to $262,500 per annum on July 1, 2019 and will increase to $275,500 per annum on July 1, 2020 and $289,000 per annum on July 1, 2021. In addition, Mr. McDermott is eligible to receive incentive bonus compensation pursuant to an executive bonus plan approved by the Board of Directors or the Compensation Committee of the Board of Directors. For the year ended December 31, 2018 Mr. McDermott received a bonus of 350,000 restricted shares and for the year ended December 31, 2019 he received a cash bonus of $75,000 and the Company planned to award him 800,000 restricted shares in early 2020 which has been reflected as compensation expense in the accompanying 2019 Consolidated Statements of Operations. Also, Mr. McDermott was awarded an option to purchase 700,000 shares of the Company’s Common Stock of which 33% (233,333 shares) vested on July 1, 2018, another 33% (233,333 shares) vested on July 1, 2019 and the remaining 33% (233,334 shares) vested on July 1, 2020. In the event of termination of Mr. McDermott’s employment due to a change in control, by reason of his death or disability or by the Company without cause, his stock options that have not already vested will fully vest on the date of termination and any restrictions on any restricted stock owned by Mr. McDermott shall be lifted. Further, in the event of the termination of Mr. McDermott’s employment (i) due to a change in control Mr. McDermott will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the 24 month period following the date of termination, (ii) due to death or disability Mr. McDermott or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. McDermott will continue to receive his base salary for the 18 month period following the date of termination or through the end of the employment period, whichever is longer.

On October 1, 2018, David Fidanza, the Chief Information Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Fidanza for a term of three years. Mr. Fidanza received a starting annual base salary of $115,000 per annum which increased to $125,000 per annum on October 1, 2019 and to $130,000 per annum on October 1, 2020. Also, Mr. Fidanza was awarded an option to purchase 300,000 shares of the Company’s Common Stock. 33% of the option award (100,000 shares) vested on October 1, 2018, another 33% (100,000 shares) vested on October 1, 2019 and the remaining 33% (100,000 shares) vested on October 1, 2020. In the event of termination of Mr. Fidanza’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Fidanza shall be lifted. Further, in the event of the termination of Mr. Fidanza’s employment (i) due to a change in control Mr. Fidanza will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Fidanza or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Fidanza will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

On November 1, 2018, Murali Chakravarthi, the Chief Technology Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Chakravarthi for three years. Mr. Chakravarthi is to receive an annual base salary of $120,000. Also, Mr. Chakravarthi was awarded an option to purchase 300,000 shares of the Company’s Common Stock. 33% of the option award (100,000 shares) vested on November 1, 2018, another 33% (100,000 shares) vested on November 1, 2019 and the remaining 33% (100,000 shares) vested on November 1, 2020. In the event of termination of Mr. Chakravarthi’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Chakravarthi shall be lifted.Further, in the event of the termination of Mr. Chakravarthi’s employment (i) due to a change in control Mr. Chakravarthi will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Chakravarthi or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Chakravarthi will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

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

10. BUSINESS COMBINATIONS

ClariCare Inc.

On April 30, 2019 iCoreConnect Inc., acquired technology and certain other assets of ClariCare Inc., an Indiana corporation, in exchange for (i) $50,000 in cash, (ii) 2,301,007 shares of the Company’s common stock, subject to adjustment, and (iii) the assumption of certain specified liabilities including a company credit card balance not to exceed $23,000, all upon the terms and conditions set forth in the Asset Purchase Agreement dated as of April 30, 2019 (the “ClariCare Asset Purchase Agreement”) which was attached as an exhibit to the Company’s Form 8-K filed on May 2, 2019 with the SEC. The Company was required to issue additional shares on September 30, 2020 if the stock price is less than $1.49 per share as of that date. The company issued 4,555,974 shares of Common Stock on September 30, 2020 to complete the requirements of the ClariCare Asset Purchase Agreement. This resulted in an increase in the asset of $250,580. ClariCare created cloud-based dental analytics and practice management software to provide dentists and providers to the dental market modern tools to run their practices more efficiently and effectively and which are a complement to our current dental market product offerings.

The Company accounted for the acquisition of the ClariCare business and assets as an asset acquisition under ASC 805, which provides guidance for asset acquisitions. Under the guidance, if substantially all of the acquisition is made up of one asset or similar assets, then the acquisition is an asset acquisition. The Company believes the assets acquired from ClariCare are similar and consider them all to be acquired technology (See Note 6).Further, the Company does not believe the acquired technology constitutes a business as defined under ASC 805.

TrinIT

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

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of January 3, 2020:

Consideration Paid:
Cash	$400,000
Common stock	183,000
$583,000

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$25,000
Other current asset	6,000
Right of Use - Lease	14,000
Fixed Assets	3,000
Customer relationships	450,000
Total assets acquired	498,000

Liabilities assumed:
Due to Seller	10,000
Accrued Liability	15,000
Deferred revenue	6,000
Lease Liability	14,000
Total liabilities assumed	45,000

Net assets acquired	$453,000

Goodwill	$130,000

11. PRO FORMA FINANCIAL STATEMENTS

None.

12. SUBSEQUENT EVENTS

In December of 2020, the Company paid off a note from a finance company in the amount of $61,764. In January of 2021, the Company paid off a note from a second finance company of $150,309.In January of 2021, the Company paid off a note from a third finance company in the amount of $135,520. In March of 2021, the Company paid off a different note from the third finance company in the amount of $135,520.

In January of 2021, the Company and a finance company entered into a Purchase Agreement between the Company and an Investor (the “Investor”). The Company executed a Registration Rights Agreement (the “Registration Rights Agreement”), and a Securities Purchase Agreement (the “SPA”) with the Investor. Pursuant to the Purchase Agreement, the Investor committed to purchase, subject to certain restrictions and conditions, up to $5.0 million worth (the “Commitment”) of the Company’s common stock over a period of 24 months from the effectiveness of the registration statement registering for resale shares purchased by the Investor pursuant to the Purchase Agreement. In addition, the Company has issued 250,000 restricted shares of its common stock (the “Commitment Shares”) to the Investor as a commitment fee. The Purchase Agreement provides that at any time after the effective date of the Registration Statement, from time to time on any business day selected by the Company, the Company shall have the right, but not the obligation, to direct the Investor to buy the lesser of $250,000 or 300% of the average shares traded for the 10 days prior to the closing request date, at a purchase price of 75% of the lowest daily traded VWAP price during the five trading days preceding the draw down or put notice, with a minimum purchase price request of $25,000. The payment for the shares covered by each request notice will occur on the business day the Investor receives the trade settlement for the purchased shares. In addition, the Investor will not be obligated to purchase shares if the total number of shares beneficially owned by the Investor or an affiliate of the Investor at that time would exceed 9.99% of the number of shares of the Company’s common stock as determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

In January of 2021, executives and employees converted notes payable and services rendered of $819,000 into approximately 16.4 million shares of Common Stock. In the first quarter of 2021, the Company issued approximately 23 million shares of Common stock for $1.1 million in cash.

In January of 2021, the Company and a finance company entered into a Purchase Agreement between the Company and an Investor (the “Investor”). The Purchase Agreement is an equity line of credit and the Investor committed to purchase, subject to certain restrictions and conditions, up to $5.0 million worth (the “Commitment”) of the Company’s common stock over a period of 24 months from the effectiveness of the registration statement registering for resale shares purchased by the Investor pursuant to the Purchase Agreement.See Subsequent Events (Section 14).The Company has no other lines of credit as of March 27, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who from until filled the role of Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the material weakness related to insufficient accounting personnel discussed below, he has concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

Except for the departure of our former Chief Financial Officer and Chief Accounting Officer (whose duties were assumed by our President and Chief Executive Officer), we have not identified any change in our internal control over financial reporting during our most recently completed fiscal year that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer, until filled the role of Acting Chief Financial Officer, was responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2019, management identified a material weakness, relating to the number of personnel available to serve the Company’s accounting function. Specifically, management believed that we may not have been able to adequately segregate responsibility over financial transaction processing and reporting.Although we were unable to remediate the material weakness with current personnel, we were able to mitigate its potential impact, primarily through the greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting. Furthermore, we have hired a new Chief Financial Officer, who reports directly to the Chief Executive Officer and will be responsible for internal controls.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14

DIRECTORS AND NAMED EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors of the Company is composed of the following seven persons:

JD Smith (age 49) has been a member of our Board of Directors since April 2011 and has been Chairman of our Board of Directors since November 2013. Mr. Smith serves in various management positions concerning affiliates of Sonoran Pacific Resources, LLP, one of the largest investors in iCoreConnect, Inc. Mr. Smith advises and assists Sonoran Pacific Resources on numerous projects in which it has venture capital and real estate investments. Mr. Smith is a Director and was recently elected the Co- Chairman of the Board of Command Center Inc., a staffing Company headquartered in Lakewood, Colorado.

Robert P. McDermott (age 54) has been Chief Executive Officer and President of iCoreConnect and is a member of the Company’s board of directors since July 2013. He is a 25-year veteran in sales, operations and finance. Mr. McDermott has had a successful career as an entrepreneur while demonstrating strong leadership skills in running these organizations. Mr. McDermott's Company (AXSA Document Solutions Inc.) made the prestigious Inc. 500 list and was listed as the 173rd fastest growing Company in America while he was CEO. He joined iCoreConnect in 2013, bringing more than 25 years of technology industry leadership, and executive management experience to his role with the Company. Mr. McDermott has held positions in various companies as either CEO or President. He has a bachelor’s degree majoring in Finance from Dowling College, NY.

Jeffrey W. Stellinga (age 51) has been a member of our Board of Directors since May 2014. Mr. Stellinga is the Director of Business Development for the Company that reports directly to the CEO and is responsible for growing and expanding revenue on existing products and creating new programs to increase sales and productivity at the direction of the CEO. Mr. Stellinga is a 25-year veteran of sales and finance and has spent most of his career in finance and capital markets. Mr. Stellinga spent 18 years at US Bank rising through the ranks and becoming a Senior Regional Sales Director. After a successful 18 years, Mr. Stellinga took a job with Saxon Business Systems – A Xerox Company as a Branch Manager for two years. He has since worked for CoActiv Capital Partners as Regional Sales Director for their Southeast Territory and is presently employed at Everbank Commercial Finance as its Eastern Sales Manager.

Samuel B. Fortenbaugh III (age 86) has been a member of our Board of Directors since August 2017. Mr. Fortenbaugh has over 50 years’ experience as a lawyer. He was Chairman of Morgan, Lewis & Bockius, one of the largest international law firms headquartered in the United States. He retired from Morgan, Lewis in 2002 and has continued to practice law specializing in general corporate matters with a particular emphasis on corporate acquisitions and mergers, general security matters and corporate governance. Mr. Fortenbaugh served on the Boards of Directors of Western Publishing Group, Inc. (NASDAQ), Baldwin Technology, Inc. (NYSE Amex) and Security Capital Corporation (Amex) as well as a number of privately held corporations. He is presently a member of the Board of Advisors of a private buy-out fund focused primarily on middle market companies and has served as counsel to the Company for a number of years.

Robert A. DeSanti (age 53) has been a Director of the Company since August 2018. Mr. DeSanti has more than 30 years’ experience in sales, operations and accounting. In 2011, Mr. DeSanti was a founder of Planestocks LLC, a Company specializing in the international purchase of aircraft parts for subsequent sale in the United States. After developing Planestocks for seven years and serving as its Managing Director, in 2018 he sold his interest in Planestocks to his partners. From 2002 to 2014, Mr. DeSanti served as Financial Controller and then General Manager for LabSource, Inc. and High Five Products, Inc. Both are laboratory supply companies located in Chicago. Previously, he held positions as Controller for Sports Awards and was an Audit Senior Associate for Grant Thornton. He holds a B.A. in Accounting from the University of Illinois.

John Schneller (age 54) served on the Board of Directors from July 2013 through December 2014. Mr. Schneller is the founder and Managing Partner of CSW Advisors, Inc. (“CSW”), a financial advisory firm. Prior to founding CSW, Mr. Schneller served as a Director and Chief Financial Officer of the Company and before that he was a partner at Scura Partners, LLC, a boutique investment banking firm, from 2007 to 2013. Prior to joining Scura Partners, LLC Mr. Schneller was an investment analyst at Knott Partners, LP, a New York based hedge fund. From 2009 to 2019 Mr. Schneller served as a Director and Chairman of the Compensation Committee of Command Center, Inc., a publicly traded Company.

Paul Jackson (age 57) after starting his investing career with Wellington Management, is currently a Global Equity Analyst and Portfolio Manager at Amundi Pioneer Asset Management and before then was a Portfolio Manager of Pentucket Capital, LLC and the Chief Investment Officer of Cedrus Investments LTD. Previously he had served as an Equity Analyst at Fidelity Investments. Mr. Jackson earned a Master of Business Administration from The Wharton School, University of Pennsylvania, a Master of Science in Information and Computer Science from the Georgia Institute of Technology and a Bachelor of Science (Honors) in Electrical and Electronic Engineering from Newcastle upon Tyne Polytechnic, United Kingdom.

Named Executive Officers

The following table sets forth the names and ages of each of our named executive officers (NEO).

NAME	AGE	POSITION
Robert P McDermott	53	President, Chief Executive Officer and Director
David Fidanza	57	Chief Information Officer
Murali Chakravarthi	41	Chief Technology Officer
Harold Goetsch	53	Chief Financial Officer

Executive Officer Backgrounds

See Directors for the biography, name and age of Mr. McDermott who is a named executive officer (President, Chief Executive Officer and Acting chief Financial Officer) and a director of the Company.

All of our officers are elected annually by our Board and serve as officers of the Company at the pleasure of the Board.

David Fidanza, Chief Information Officer. Mr. Fidanza is a 30-year veteran in technology. His focus over the past 15 years has been on the design, implementation and support of enterprise level software solutions that focus on managing, securing, and delivering data. Over the last few years, Mr. Fidanza held three different positions. In November 2010, he became the Regional Technology Specialist with Light Source Business Systems LLC, which was acquired by Total Document Management, LLC., which in turn was acquired by +ImageNet Consulting, LLC. In April 2015, Mr. Fidanza started working with the Company as the Director of Software Implementation. In September 2017, he was promoted to Chief Information Officer. Mr. Fidanza oversees the IT Department, Customer Support Team, Implementation Specialists and Content Development Initiatives.

Murali Chakravarthi, Chief Technology Officer. Mr. Chakravarthi brings nearly 20 years in research and development experience to iCoreConnect. Mr. Chakravarthi joined iCoreConnect Inc. in October 2013 and is currently responsible for understanding the business needs and managing the successful design, development and deployment of iCoreConnect’s products and services. Mr. Chakravarthi has extensive experience in designing, developing and deploying multiple products and solutions to market. He was previously the Chief Software Architect for Nasplex Datacenters, LLC from 2010 through 2013, which was acquired by Transformyx Technologies, Inc. His job duties at Nasplex were to manage the design and development of various products and services. His role also included identifying key solutions for certain market spaces. He was also a cofounder of Team Cajunbot (University of Louisiana) - one of the teams that participated and was selected to run in the finals in the DARPA grand challenge for autonomous vehicle research (2004 - 2006). He holds a Master of Science in Computer Science from Southern Illinois University.

Harold Goetsch, Chief Financial Officer (age 53) joined iCoreConnect as Chief Financial Officer in March of 2021. Hal manages the company’s strategic financial planning, budgeting and investor relations. Hal’s extensive professional experience includes SaaS strategy, capital markets, contract negotiations, acquisitions, capital raises and performance management. Hal was previously CFO at DigniFi, a subscription-based fintech company. Prior to that role, he spent 20 years as an equity investment manager at firms including Citadel LLC, Alydar Capital, and the Boston Company Asset Management. Hal also advises start-ups in the SaaS sector. Hal is a former U.S. Navy nuclear power trained submarine officer. He earned a Master of Business Administration at Harvard Business School and a Bachelor of Science in Industrial Management at Purdue University.

All of our executive officers have entered into employment agreements with the Company. See the Compensation Discussion and Analysis section for summarized terms of these agreements.

Corporate Governance

Board Independence

Our Board has determined that our directors, J.D. Smith, the Chairman of the Board, and Robert A. DeSanti are independent directors under the listing standards of The OTC Stock Market. Robert P. McDermott is our President and Chief Executive Officer and was our acting Chief Financial Officer until March 8, 2021 and who fulfills certain other roles as necessary, Samuel B Fortenbaugh III serves as counsel to iCoreConnect and Jeff Stellinga is our Director of Business Development and are not considered to be independent directors. Our independent directors and our governance practices provide independent oversight of management.

The independent directors meet in periodic executive sessions, the results of which are discussed by our independent directors with the Chief Executive Officer.

Board Oversight of Risk

Our Board bears the responsibility for maintaining oversight over our exposure to risk. Our Board, itself and through its committees, meets with various members of management regularly and discusses our material risk exposures, the potential impact on us and the efforts of management it deems appropriate to deal with the risks that are identified. The Audit Committee considers our risk assessment and risk management practices including those relating to regulatory risks, financial liquidity and accounting risk exposure, reserves and our internal controls. The Nominating and Governance Committee considers the risks associated with our corporate governance principles and procedures with the guidance of our counsel. Our Compensation Committee, in connection with the performance of its duties, considers risks associated with our compensation programs.

Audit Committee

Our Audit Committee is composed of three directors, with Robert A. DeSanti identified as independent, as required by the Audit Committee charter, the Exchange Act and the SEC rules. The current members are Robert A. DeSanti (Chair), Jeffrey W. Stellinga and John Schneller. Our Board has determined that Robert A. DeSanti is an “Audit Committee Financial Expert,” as defined by the SEC rules.

Our Audit Committee, among other things is responsible for:

•	Considering the qualifications of and appoints and oversees the activities of our independent registered public accounting firm, i.e., our independent auditor;

•	Reviewing with the independent auditor any audit problems or difficulties encountered in the course of audit work;

•	Pre-approving all audit and non-audit services provided by the independent auditor;

•	Discussing with the independent auditor the overall scope and plans for their respective audits, including the adequacy of staffing and budget or compensation;

•	Reviewing our financial statements and reports and meets with management and the independent auditor to review, discuss and approve our financial statements ensuring the completeness and clarity of the disclosures in the financial statements;

•	Monitoring compliance with our internal controls, policies, procedures and practices;

•	Reviewing management’s report on its assessment of the effectiveness of internal control over financial reporting as of the end of each fiscal year and the independent auditor’s report on the effectiveness of internal control over financial reporting;

•	Discussing our policies on risk assessment and risk management, our major financial risk exposures and the steps management has taken to monitor and control such exposures;

•	Reviewing our compliance and ethics programs, including legal and regulatory requirements, and reviews with management our periodic evaluation of the effectiveness of such programs;

•	Reviewing and approving related-party transactions; and

•	Undertaking such other activities as our Board from time to time may delegate to it.

Nominating and Governance Committee

Our Nominating and Governance Committee is composed of two directors. The current members are JD Smith (Chair) and Jeffrey Stellinga.

The nominating duties and responsibilities of the Committee are as follows:

•	To evaluate the qualifications of candidates for Board membership and, following consultation with the Chief Executive Officer, recommend to the Board nominees for open or newly created director positions;
•	To consider nominees recommended by stockholders as long as such recommendations are received at least 120 days before the stockholders meet to elect directors;
•	To periodically review the composition of the Board to determine whether it may be appropriate to add individuals with different backgrounds or skill sets from those already on the Board, and submit to the Board on an annual basis a report summarizing its conclusions regarding these matters;
•	To provide an orientation and education program for Directors; and To perform such other duties as the Board may assign to the Committee.

The governance duties and responsibilities of the Committee are as follows:

•	To periodically assess the current structure and operations of the committees of the Board and recommend changes to the Board;
•	To develop and recommend to the Board corporate governance guidelines and to review such guidelines at least annually and recommend to the Board changes as necessary;
•	To develop and recommend to the Board procedures for the evaluation and self-evaluation of the Board and its committees and to oversee the evaluation process;
•	To perform an evaluation of the Committee’s performance at least annually to determine whether it is functioning effectively; and
•	To periodically review the compensation of the Board and recommend changes to the Board.

Compensation Committee

Our Compensation Committee is composed of three directors. The current members are Jeff Stellinga (Chair), Robert A. DeSanti and John M. Schneller. Our Compensation Committee held discussion in connection with the regular Board of Director meetings held during 2020.

Our Compensation Committee advises our Board with respect to our compensation practices and administers our 2016 Long-Term Incentive Plan. The principal duties and responsibilities of our Compensation Committee include:

•	Reviewing and approving compensation principles that apply generally to our employees;
•	Establishing and reviewing corporate goals and objectives relevant to the compensation of the Chief Executive Officer and evaluating his performance in light of the established goals and objectives and approving their annual compensation;

•	Reviewing, based primarily on the evaluations and recommendations of the Chief Executive Officer, the performance of the other executive officers and all direct reports of our Chief Executive Officer;
•	Overseeing our compliance with the requirements under trading market regulatory rules with respect to our long-term incentive compensation plan; and
•	Reviewing and discussing compensation programs that may create incentives that can affect our risk and management of that risk.

Code of Ethics

We have adopted a Code of Ethics, as supplemented by a Code of Conduct, which applies to all of our directors, officers (including our Chief Executive Officer, Chief Accounting and Financial Officer) and employees. The Code of Financial Ethics has been posted to our Internet website at http://www.iCoreConnect.com. The Company satisfies disclosure requirements regarding amendments to, or waivers from, any provisions of its Code of Financial Ethics on its website.

Executive Compensation

Compensation Discussion and Analysis

Our compensation program has been designed to attract, reward and retain capable executives and to provide incentives for the attainment of short-term performance objectives and strategic long-term performance goals. A number of key principles guide management and our Compensation Committee in determining compensation for hiring, motivating, rewarding and retaining executive officers who create both short- and long-term stockholder value for us, including:

•	A significant amount of compensation should be linked to measurable success in business performance;
•	Management's interests should be aligned with those of the stockholders';
•	Both short and long-term financial and business objectives should be incentivizing; and
•	Compensation should be set at levels that will be competitive with the compensation offered by the local market, and to the extent possible, companies against whom we compete for executive talent so that we are able to attract and retain talented and experienced executives.

In an effort to balance the need to retain executive talent yet motivate executives to achieve superior performance, we have adopted a compensation philosophy that contains both fixed and variable elements of compensation. Our compensation philosophy is to reward executives with compensation aligned with our short-term and long-term financial goals and the establishment of performance targets that do not promote excessive risk-taking. The elements of our total executive compensation are base salary, cash bonus and stock incentives. The compensation program was designed to create a substantial percentage of variable compensation for executives, subject to increases or decreases based on the attainment of specified achievements and targets.

Our Compensation Committee uses its judgment in allocating compensation between long- and short- term incentives and cash and non-cash components. Although long-term incentives are considered of great significance in aligning performance with stockholder interests, they have traditionally been a smaller component of aggregate compensation. The Compensation Committee has historically awarded long-term incentive compensation, in the form of equity awards, as consideration for Named Executive Officers (NEOs) entering into a new employment agreement.

Our Compensation Committee has the authority to review and approve compensation principles and practices that apply generally to our executives and senior employees. Our Compensation Committee reviews corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluates their performance in light of the established goals and objectives and approves their annual compensation. It also reviews the corporate goals and objectives established by our Chief Executive Officer relevant to the compensation of all other executive officers and all direct reports of the Chief Executive Officer. Based primarily on the evaluations and recommendations of our Chief Executive Officer of the performance of such executive officers and direct reports in light of the established goals and objectives, our Compensation Committee approves their annual compensation. It also reviews the evaluation process and compensation structure for the other members of our senior management and provides oversight regarding management’s decisions concerning the performance and compensation of such members of senior management.

Elements of Compensation

Salary

Salary is intended to compensate our executives for performance of their core job responsibilities and duties.

The base salaries of Robert McDermott, Dave Fidanza, and Muralidar Chakravarthi are also set forth in their employment agreements. The employment agreements were negotiated between Messrs. Fidanza, and Chakravarthi with the Chief Executive Officer in consultation with our Compensation Committee. The salaries set forth in their employment agreements were determined by the Chief Executive Officer, in consultation with our Compensation Committee, taking into consideration their roles and responsibilities within the Company, as well as the amount and components of aggregate compensation for comparable positions in our geographical market.

Equity Compensation

Equity compensation is intended to incentivize employees and to promote alignment between our employees and our stockholders. Additionally, stock options and restricted stock are also aimed at retention as the vesting period or the period during which the restrictions lapse generally ranges from one to three years.

Our Compensation Committee granted stock options and/or restricted stock to Robert McDermott, David Fidanza, and Muralidar Chakravarthi in connection with their entering into their respective employment agreements. In addition, certain NEO generally receives an equity compensation grant once a year in connection with annual performance reviews based on an assessment of such person’s individual performance, as well as our overall performance and the dilutive effect of the equity awards.

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs.

	Fiscal Year	Base Salary	Stock Awards (1)	Commissions	Options (2)	All other (3)	Total

Robert McDermott	2020	$269,000	$-	$113,839	$-	$39,048	$421,887
Chief Executive Officer and President	2019	256,771	466,132	62,426	31,075	39,048	855,452

David Fidanza	2020	$140,417	$-	$1,874	$-	$9,000	151,291
Chief Information Officer	2019	117,500	21,250	6,261	13,351	9,000	167,362

Murali Chakravarthi	2020	$125,000	$-		$-	$6,000	$131,000
Chief Technology Officer	2019	113,750	22,917		13,350	6,000	156,017

Notes:

1.	Represents the aggregate grant date fair value of the shares of the Company’s Common Stock awarded as determined under Financial Accounting Standards Board Accounting Standards Codification Topic No. 718-20, Awards Classified as Equity. For information, regarding the valuation of these awards, including assumptions, refer to Note 4 to the Company's Financial Statements as a part of this filing.

2.	The grant date fair value of the performance award options, and restricted Common Stock included in this column is the awarded employment agreement terms determined as of the grant date.

3.	These amounts are for Health Care Insurance reimbursement and automobile allowances as per the terms of the respective employment agreements.

Employment Agreements with Named Executive Officers

On July 1, 2018, Robert McDermott, the President and Chief Executive Officer of the Company entered into an employment agreement with the Company pursuant to which the Company, pursuant to which the Company employed Mr. McDermott for a term of three years and six months. Mr. McDermott received a starting annual base salary of $250,000 per annum which increased to $262,500 per annum on July 1, 2019 and will increase to $275,500 per annum on July 1, 2020 and $289,000 per annum on July 1, 2021. In addition, Mr. McDermott is eligible to receive incentive bonus compensation pursuant to an executive bonus plan approved by the Board of Directors of the Compensation Committee of the Board of Directors. For the year ended December 31, 2018 Mr. McDermott received a bonus of 350,000 restricted shares and for the year ended December 31, 2019 he received a cash bonus of $75,000 and the Company plans to award him 800,000 restricted shares in early 2020 which has been reflected as compensation expense in the accompanying 2019 Consolidated Statements of Operations. Also, Mr. McDermott was awarded an option to purchase 700,000 shares of the Company’s Common Stock of which 33% (233,333 shares) vested on July 1, 2018, another 33% (233,333 shares) vested on July 1, 2019 and the remaining 33% (233,334 shares) will vest on July 1, 2020. In the event of termination of Mr. McDermott’s employment due to a change in control, by reason of his death or disability or by the Company without cause, his stock options that have not already vested will fully vest on the date of termination and any restrictions on any restricted stock owned by Mr. McDermott shall be lifted. Further, in the event of the termination of Mr. McDermott’s employment (i) due to a change in control Mr. McDermott will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the 24 month period following the date of termination, (ii) due to death or disability Mr. McDermott or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. McDermott will continue to receive his base salary for the 18 month period following the date of termination or through the end of the employment period, whichever is longer.

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

Further, in the event of the termination of Mr. Fidanza’s employment (i) due to a change in control Mr. Fidanza will continue to receive his salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Fidanza or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Fidanza will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

On November 1, 2018, Murali Chakravarthi, the Chief Technology Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Chakravarthi for three years. Mr. Chakravarthi is to receive an annual base salary of $120,000. Also, Mr. Chakravarthi was awarded an option to purchase 300,000 shares of the Company’s Common Stock. 33% of the option award (100,000 shares) vested on November 1, 2018 and another 33% (100,000 shares) vested on November 1, 2019 and the remaining 33% (100,000 shares) will vest on November 1, 2020. In the event of termination of Mr. Chakravarthi’s employment due to a change in control, by reason of his death or disability of by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Chakravarthi shall be lifted. Further, in the event of the termination of Mr. Chakravarthi’s employment (i) due to a change in control Mr. Chakravarthi will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the dix month period following the date of termination, (ii) due to death or disability Mr. Chakravarthi or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Chakravarthi will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years: any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(a) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(b) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment Company, bank, savings and loan association or insurance Company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(c) being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(d) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;

(e) Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(f) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(g) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Principal Stockholders

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 31, 2021 (except where otherwise noted) based on a review of information filed with the SEC and our records with respect to (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all our directors and named executive officers as a group.

	Number of Shares Benefically Owned		Percent of Shares Benefically Owned*
Jerry Smith	12,332,723	(1)	9.9%
Robert A DeSanti	11,098,368	(2)	8.9%
Robert P McDermott	10,860,945	(3)	8.7%
Jeffrey W Stellinga	8,108,845	(4)	6.5%
John M Schneller	3,006,388	(5)	2.4%
David Fidanza	919,862	(6)	0.7%
Samuel B Fortenbaugh III	913,420	(7)	0.7%
Murali Chakravarthi	590,753	(8)	0.5%
JD Smith	350,140	(9)	0.3%

All executive officers and directors as a group (8 persons)	34,935,301		28.1%

Notes:

* Calculated on the basis of 124,503,233 shares of Common Stock outstanding on March 31, 2021. Pursuant to the regulations of the SEC, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares. Each person is deemed to be the beneficial owner of securities which may be acquired through the exercise of options, warrants, and other rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person.

1.	Consists of 12,332,723 unrestricted shares of Common Stock owned by Jerry D. Smith, JD Investments, Inc., Sonoran Pacific Resources, LLP, High Sonoran Group Inc., SonoranPacific Foundation Inc., JDS Trust, WESCO Energy Corporation, SH114, LLP, Insurance Endowment Strategies, LLP and 75th Street Holdings, LLC and 2,886,890 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants.

2.	Consists of 10,542,244 unrestricted shares of Common Stock owned directly by Mr. McDermott, 318,701 shares owned by KRB Leasing, Inc. controlled by Mr. McDermott, 146,065 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants and 700,000 shares issuable upon exercise of options.Consists of 11,098,368 unrestricted shares of Common Stock owned by Mr. DeSanti, and 3,295,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants.

3.	Consists of 350,140 unrestricted shares of Common Stock owned by Mr. JD Smith.

4.	Consists of 8,108,845 unrestricted shares of Common Stock owned by Mr. Stellinga and 100,000 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants.

5.	Consists of 913,420 unrestricted shares of Common Stock owned by Mr. Fortenbaugh.

6.	Consists of 3,006,388 unrestricted shares of Common Stock owned by Mr. Schneller.

7.	Consists of 919,862 unrestricted shares of Common Stock owned by Mr. Fidanza, 76,394 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants, and 300,000 shares issuable upon exercise of options.

8.	Consists of 590,753 unrestricted shares of Common Stock owned by Mr. Chakravarthi and 36,056 shares of Common Stock issuable upon exercise of Common Stock Purchase Warrants, and 300,000 shares issuable upon exercise of options.

Executive Compensation

Retirement Benefits

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers receive stock options and shares of restricted stock at the discretion of our Board. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

Warrants

The Company has not granted warrants to any director or officer of the Company.

Compensation Upon Termination of Employment

We have no plans or arrangements in respect of remuneration received or that may be received by any of our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Transactions with Related Persons, Promoters and Certain Control Persons and Corporate Governance

There has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, or holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

We currently act with seven directors consisting of JD Smith, Robert P. McDermott, Robert DeSanti, Jeffrey W. Stellinga, John M. Schneller, Paul Jackson, and Samuel B. Fortenbaugh III. Our Common Stock is quoted on the OTCQB, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the Company has accepted or compensation in excess of $120,000 doing any period of 12 consecutive months within the prior 5 years other than, among other reasons, for Board or Board Committee Service. Using the NASDAQ definition of an independent director, we have four independent directors, JD Smith, Robert DeSanti, John M. Schneller, and Paul Jackson.

Item 14. Principal Accounting Fees and Services

Dismissal of Cherry Bekaert LLP

On January 15, 2021, the Company dismissed Cherry Bekaert LLP as our independent registered public accounting firm. The decision to change accountants was approved by our Audit Committee. The Cherry Bekaert LLP reports on our consolidated financial statements for the past fiscal year did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Cherry Bekaert LLP on our financial statements for fiscal year 2019 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern.

During our fiscal year ended December 31, 2020 and through January 15, 2021, (i) there were no disagreements with Cherry Bekaert LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Cherry Bekaert’s satisfaction, would have caused Cherry Bekaert LLP to make reference to the subject matter of such disagreements in its reports on our consolidated financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of BF Borgers CPA PC

On January 18, 2021 the Company, upon the Audit Committee’s approval, engaged the services of BF Borgers CPA PC as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements as of December 31, 2020 and for the year then ended.

During each of the Company’s two most recent fiscal years and through the date of this report, (a) the Company has not engaged BF Borgers CPA PC as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) the Company or someone on its behalf did not consult BF Borgers CPA PC with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Cost of Fees and Services

During fiscal years December 31, 2020 and 2019, the Company’s independent registered public accounting firms, Cherry Bekaert LLP rendered services to the Company for the following fees:

	2018	2019
Audit Fees	$60,000	$44,550
Tax Fees	4,500	5,000
Total	$64,500	$49,550

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

5.3	Amended Lease Agreement dated October 26, 2020 between iCoreConnect Inc. and Lake Butler Plaza Properties, LC.
5.4	Lease Agreement for iCoreConnect Inc. and 2 One 2 of Concord, LLC dated July 14, 2020.
6.1	Promissory Note between iCoreConnect Inc. and Robert McDermott, dated March 18, 2021.
7.1	Small Business Administration PPP Loan between iCoreConnect Inc. and Fairwinds Credit Union dated May 6, 2020
10.1	Fifth Amendment between iCoreConnect Inc. and United Healthcare Services Inc. dated December 16, 2019
31.1	CEO Certification pursuant to rule 13a-14(a)
31.2	CFO Certification pursuant to rule 13a-14(a)
32.1	CEO Sarbanes Oxley certification
32.2	CFO Sarbanes Oxley certification

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

Name	Title	Date

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer	April 15, 2021
(Principal Executive Officer)
/s/ Hal Goetsch
Hal Goetsch	Chief Financial and Accounting Officer	April 15, 2021
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert P McDermott
Robert P McDermott	Director	April 15, 2021

/s/ JD Smith
JD Smith	Director	April 15, 2021

/s/ Jeff Stellinga
Jeff Stellinga	Director	April 15, 2021

/s/ Robert A DeSanti
Robert A DeSanti	Director	April 15, 2021

/s/ Paul Jackson
Paul Jackson	Director	April 15, 2021

/s/ John Schneller
John Schneller	Director	April 15, 2021

