Form 10-K/A
period 2020-12-31
iCoreConnect Inc.
filed 2021-04-22
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the Registrant’s Common Stock as of April 22, 2021: 124,503,233.

EXPLANATORY NOTE

iCoreConnect, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021, to attach the XBRL file left off of the April 15, 2021 filing.

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

EMPLOYEES

As of December 31, 2020, and December 31, 2019, the Company had 25 and 19 full-time employees, respectively.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports are filed with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at https://www.icoreconnect.com/sec-filings when such reports are available on the SEC website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be textual references only.

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

Item 8. Financial Statements and Supplementary Data.

A list of financial statements filed herewith is contained and is set forth on the financial statements that immediately follow this page of this Report and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in the Exhibit Index beginning on Part IV of this Annual Report on Form 10-K/A and are incorporated herein by reference.

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

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

April 15, 2021

iCoreConnect Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$7,619	$445,000
Accounts receivable, net	126,472	101,000
Prepaid expenses and other current assets	20,103	8,000
Total current assets	154,194	554,000

Property and equipment, net	2,405	6,000
Right of use lease asset - operating	150,477	53,000
Software development costs, net	768,907	625,000
Acquired technology, net	753,794	891,000
Customer relationships, net	369,524	-
Goodwill	491,376	393,000
Total long-term assets	2,536,483	1,968,000

TOTAL ASSETS	$2,690,677	$2,522,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$1,664,125	$1,001,000
Operating lease liability, current portion	89,088	55,000
Current maturities of long-term debt	1,429,207	880,000
Deferred revenue, current portion	2,775	-
Total current liabilities	3,185,195	1,936,000

Long-term debt, net of current maturities	-	13,000
Operating lease liability, net of current portion	61,389	-
Deferred revenue, net of current portion	73,033	108,000
Total long-term liabilities	134,422	121,000

TOTAL LIABILITIES	3,319,617	2,057,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 90,081,336 as of December 31, 2020 and 67,476,089 as of December 31, 2019	90,081	67,000
Additional paid-in-capital	77,112,060	74,738,040
Accumulated deficit	(77,831,081)	(74,340,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(628,940)	465,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,690,677	$2,522,000

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

Depreciation expense on property and equipment for the years ended December 31, 2020 and 2019, were $6,595 and $5,000, respectively.

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

The financial statements included in this Form 10-K/A are listed in Item 8.

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

Name	Title	Date

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer	April 22, 2021
(Principal Executive Officer)
/s/ Hal Goetsch
Hal Goetsch	Chief Financial and Accounting Officer	April 22, 2021
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert P McDermott
Robert P McDermott	Director	April 22, 2021

/s/ JD Smith
JD Smith	Director	April 22, 2021

/s/ Jeff Stellinga
Jeff Stellinga	Director	April 22, 2021

/s/ Robert A DeSanti
Robert A DeSanti	Director	April 22, 2021

/s/ Paul Jackson
Paul Jackson	Director	April 22, 2021

/s/ John Schneller
John Schneller	Director	April 22, 2021

