Form 10-Q
period 2021-03-31
iCoreConnect Inc.
filed 2021-05-17
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, there were 143,974,899 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2021

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$194,174	$7,619
Accounts receivable, net	176,958	126,472
Prepaid expenses and other current assets	48,572	20,103
Total current assets	419,704	154,194

Property and equipment, net	1,721	2,405
Right of use lease asset - operating	150,477	150,477
Software development costs, net	711,722	768,907
Acquired technology, net	635,862	753,794
Customer relationships, net	341,310	369,524
Goodwill	491,376	491,376
Total long-term assets	2,332,468	2,536,483

TOTAL ASSETS	$2,752,172	$2,690,677

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$985,317	$1,664,125
Operating lease liability, current portion	77,461	89,088
Current maturities of long-term debt	965,366	1,429,207
Deferred revenue, current portion	13,239	2,775
Total current liabilities	2,041,383	3,185,195

Long-term debt, net of current maturities	-	-
Operating lease liability, net of current portion	62,660	61,389
Deferred revenue, net of current portion	71,951	73,033
Total long-term liabilities	134,611	134,422

TOTAL LIABILITIES	2,175,994	3,319,617

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 124,503,233 as of March 31, 2021 and 90,081,336 as of December 31, 2020	124,503	90,081
Additional paid-in-capital	79,095,670	77,112,060
Accumulated deficit	(78,643,995)	(77,831,081)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	576,178	(628,940)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,752,172	$2,690,677

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Revenue	$704,001	$506,000
Cost of sales	240,033	219,000
Gross profit	463,968	287,000

Expenses
Selling, general and administrative	856,388	809,000
Depreciation and amortization	252,697	223,000
Total operating expenses	1,109,085	1,032,000
Loss from operations	(645,117)	(745,000)

Other income (expense)
Interest expense	(167,797)	(35,000)
Other income (expense)	-	-
Gain on cancellation of liabilities	-	-
Total other income (expense)	(167,797)	(35,000)

Net loss	$(812,914)	$(780,000)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares, basic and diluted	115,776,822	69,844,262

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31 2021 AND 2020 (UNAUDITED)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2020	67,476,089	$67,000	$74,738,000	$(74,340,000)	$465,000

Cumulative adjustment for the adoption of a new accounting pronouncement (Note 3)	-	-	-	-	-
Stock issued for cash and conversion of notes payable	2,336,255	3,000	587,000	-	590,000
Stock issued for services	-	-	-	-	-
Stock compensation expense	131,250	-	95,000	-	95,000
Stock issued for asset acquisition of TrinIT (Note 8)	730,000	1,000	182,000	-	183,000
Net loss	-	-	-	(780,000)	(780,000)
Prior period rounding adjustment
Balances at March 31, 2020	70,673,594	71,000	75,602,000	(75,120,000)	553,000

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2021	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)
Stock issued for cash	22,504,600	22,505	1,394,808	-	1,417,313
Stock issued for conversion of fees for services payable	7,948,502	7,948	473,975	-	481,923
Stock compensation expense	3,968,795	3,969	114,827	-	118,796
Net loss	-	-	-	(812,914)	(812,914)
Balances at March 31, 2021	124,503,233	$124,503	79,095,670	(78,643,995)	576,178

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE MONTHS ENDED MARCH 31 2021 AND 2020 (UNAUDITED)

	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITTIES
Net loss	$(812,914)	$(780,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	684	4,000
Amortization expense	252,013	219,000
Change in allowance for doubtful accounts	-	-
Gain on cancellation of liabilities	-	-
Stock issued for services	-	-
Stock compensation expense	118,796	95,000
Non-cash interest expense	26,858	12,000
Changes in assets and liabilities:
Accounts receivable	(50,486)	(25,000)
Prepaid expenses	(28,469)	(9,000)
Right of use asset, net of lease liability	(10,356)	(1,000)
Accounts payable and accrued expenses	(220,677)	53,000
Deferred revenue	9,382	(4,000)
NET CASH USED IN OPERATING ACTIVITIES	(715,169)	(436,000)
INVESTING ACTIVITIES
Cash portion of consideration paid to acquire ClariCare	-	-
Cash portion of consideration paid to acquire TrinIT (see Note 8)	-	(375,000)
Additions to capitalized software	(48,682)	(181,000)
NET CASH USED IN INVESTING ACTIVITIES	(48,682)	(556,000)

FINANCING ACTIVITES
Net proceeds from debt	-	88,000
Payments on debt	(489,641)	(50,000)
Payment of deferred loan costs	-
Proceeds from issuance of common stock	1,417,313	570,000
Proceeds from exercise of employee stock options	-	-
Conversion of accounts payable into common stock	22,734
NET CASH PROVIDED BY FINANCING ACTIVITIES	950,406	608,000

NET CHANGE IN CASH	186,555	(384,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,619	445,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$194,174	$61,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$140,939	$38,000
Stock issued for acquisition of TrinIT	$-	$183,000
Stock issued for acquisition of technology	$-	$-
Stock issued for conversion of convertible notes payable	$-	$-
Stock issued for conversion of notes payable	$-	$20,000
Stock issued for conversion of accounts payable	$22,734	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

March 31st, 2021

1. NATURE OF OPERATIONS

iCoreConnect Inc., (the “Company”), a Nevada Corporation, develops and markets secure cloud-based HIPAA compliant software as a service (SaaS) focused on compliance, workflow/productivity, and electronic health records systems. The Company also offers both managed IT (MSP) and managed software as a service (MSaaS) with recurring revenue subscriptions. Our core services technology can be adopted to other vertical markets that require a high degree of secure data communication, such as the legal, financial and education sectors.

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

iCoreSecure –We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed iCoreSecure, an encrypted email solution for anyone that needs encrypted email to protect personal and financial data. iCoreSecure solves privacy concerns in the insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

iCoreMD and iCoreDental -- iCoreMD and iCoreDental are complete EHR/Practice Management software platforms created for the medical and dental communities in response to feedback from doctors and dentists telling us they wanted a cloud-based software that was more flexible than the current medical and dental platforms in the marketplace. The software includes patient demographics, scheduling, billing, electronic medical records, electronic claims, e-prescriptions, labs, merchant services, and patient reminders along with a complete suite of standard reporting capabilities and data analytics to help run a medical or dental practice.

Our cloud-based software was certified in November 2015 by the Office of the National Coordinator for Health Information Technology (ONC), certificate number 150120r0.

iCoreMobile -- iCoreMobile is our third complete EHR software platform, was designed and built specifically for mobile medical and dental care centers. In addition to the features included in iCoreMD and iCoreDental, iCoreMobile also includes workflow optimizations and process enhancements to cater to providers in mobile settings. The software utilizes fully customizable patient intake forms to improve workflow. The software ensures that once a patient’s C-CDA import has been accepted, it is immediately available on all mobile workstations. The enhanced reporting system and metrics provides the main office with extensive data analytics of the mobile unit. The customizable nature of the reporting system allows mobile operators to compare the efficiency of their units.

iCoreHuddle – iCoreHuddle is a powerful analytical tool to instantly reveal the revenue potential of each patient. The service connects to most popular practice management and EHR systems to optimize revenue realization. It provides the practice with a dashboard containing various metrics, analytics, and Key Performance Indicators (“KPIs”). iCoreHuddle provides a daily view of patient schedules, including their outstanding balances, uncompleted treatment plans, recall information, procedure information and the amount of remaining insurance benefits. The software also provides one-click access to each patient’s insurance eligibility, including a detailed benefits and deductibles report. This tool aims to increase the workflow efficiency of the dentist’s practice by reducing the number of required lookups and clicks for each patient.

iCoreRx – iCoreRx is a HIPAA compliant electronic ePrescription software that integrates with popular practice management and EHR systems. It saves time by selecting exact medications at available doses with built-in support from a drug directory and provides full support for EPCS (electronic prescribed controlled substances). It protects both the patient and provider by viewing the patient’s complete medication history. It also speeds up the process by allowing the doctor to create a “favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP / PMP) history before prescribing controlled substances. This service provides a one-click real-time access to the state databases without the need to manually enter data and provides access to PDMP data, including a patient’s health history. This tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors. The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which will ultimately lead to improved patient safety and better patient outcomes.

IT Managed Services - The trend in IT Services companies for over a decade has been to model towards “Managed Service Provider (MSP)” and Managed Software as a Services (MSaaS) models with monthly recurring revenue (MRR).

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

2. SUMMARY OF SIGNFICANT ACCOUNTING POLICES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2020, which are included in the Company’s Annual Report filed on Form 10-K with the SEC on April 15, 2021. The accompanying balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements.

The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10-K filed with the SEC.

Basis of Presentation and Principles of Consolidations

The accompanying consolidated financial statements are presented in United States dollars and include the accounts of the Company’s wholly owned subsidiaries, with all intercompany transactions eliminated. They have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (GAAP). Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $76,531 and $77,000 as of March 31, 2021 and December 31, 2020, respectively.

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

Goodwill

Goodwill consists of the purchase price of business acquisitions in excess of the fair value of the net assets acquired. Goodwill is reviewed for impairment annually or when events or circumstances indicate that the carrying value of the reporting unit may exceed its fair value. If the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized. The Company did not recognize any impairment charges for the fiscal quarter ended March 31, 2021 and 2020.

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

As of March 31, 2021, we had $0.491 million of Goodwill on our balance sheet associated with two acquisitions, ICD Logic and TrinIT. ICD Logic related goodwill, which accounts for $0.361 million of the total Goodwill balance is the basis for the underlying technology associated with one of the Company’s faster growing and more promising SaaS offerings. TrinIT related Goodwill accounts for $0.130 million of the total Goodwill balance. The TrinIT acquisition was made in 2020 and is performing to expectations. During 2020, there were no indications of a triggering event at the 2 reporting units. The annual goodwill impairment analysis resulted in no indications of impairment in 2020 or 2019.

We are subject to financial statement risk to the extent that our goodwill become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations.

Revenue Recognition

We have 5 primary sources of revenue as of March 31, 2021:

1.	ePrescription Software
2.	IT Managed Services
3.	Encrypted and HIPAA Compliant Secure email
4.	ICD Coding Software
5.	Electronic Health Records (EHR/Practice Management) software

1) ePrescription software services are provided on an annual basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

2) Managed IT services – Consist of 3 revenue streams. (i) Monthly recurring “Managed Service Provider (MSP)” and MSaaS revenue, (ii) periodic sale and installation of IT related hardware, and (iii) custom IT projects. The MSP and MSaaS model revenue is recognized monthly on a recurring basis while the revenue relating to IT hardware and custom IT projects is recognized when the services are performed.

3) Encrypted HIPAA compliant secure email services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

4) ICD Coding Software provides the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases. ICD coding services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

5) Revenue from Practice Management software licensing arrangements are based on subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

We recognize revenue for our service in accordance with accounting standard ASC 606. Our customers are acquired through our own salesforce and through the referrals from our many state association marketing partners. We primarily generate revenue from multiple SaaS and MSaaS offerings, which typically include subscriptions to our online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Eighty-four percent of our revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of our revenue is 100% in North America.

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

For the three-month period ended March 31, 2021 the Company generated an operating loss of $645,117. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $78,643,995, $576,178 and $1,651,681, respectively, on March 31, 2021. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

3. COMMON STOCK

Stock Issuances

In January of 2021, executives and employees converted notes payable and services rendered of $481,923 into approximately 7.9 million shares of Common Stock. In the first quarter of 2021, the Company issued approximately 22.5 million shares of Common stock for $1.395 million in cash.

In January of 2021, the Company and a finance company entered into a Purchase Agreement between the Company and an Investor (the “Investor”). The Purchase Agreement is an equity line of credit and the Investor committed to purchase, subject to certain restrictions and conditions, up to $5.0 million worth (the “Commitment”) of the Company’s common stock over a period of 24 months from the effectiveness of the registration statement registering for resale shares purchased by the Investor pursuant to the Purchase Agreement. The Company has no other lines of credit as of March 31, 2021.

Stock Options

During the three-month period ended March 31, 2021, no options to purchase shares of common stock granted to employees expired and no options were forfeited or exercised.

A summary of option activity for the three-month period ended March 31, 2021, is presented below:

2021 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2021	1,405,000	$0.24	7.7	$-

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance Outstanding - March 31, 2021	1,405,000	$0.24	7.4	$-

Exercisable - March 31, 2021	1,405,000	$0.24	7.4	$-

2021 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2021	-	$-	0.0

Granted	-	$-
Vested	-	$-
Forfeited/expired	-
Nonvested - March 31, 2021	-	$-	0.00

5. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with significant features and enhancements during the three month period ended March 31, 2021 and has continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	March 31,	December 31,
	2021	2020

Development costs	$2,527,819	$2,479,137
Acquired technology	1,527,186	1,527,186
Less accumulated amortization	(2,707,421)	(2,483,622)
	$1,347,584	$1,522,701

6. COMMITMENTS AND CONTINGENCIES

On November 15, 2017, the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provided for a one-year renewal term at the option of the Company that the company exercised. An amendment to this lease was signed on October 26, 2020 which extended the lease term through October 31, 2021. As of March 31, 2021, undiscounted future lease obligations for the office space are $41,520 for period ending March 31, 2021.

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

iCoreConnect Lease Commitments
as of 3/31/2021
Less than 1 year	1-3 years	3-5 years	Total
$82,230	$57,800	$-	$140,120

Lease costs for the 3 months ending March 31, 2021 were $27,994 and cash paid for amounts included in the measurement of lease liabilities for the year ended March 31, 2020 were $17,000. As of December 31, 2020, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$140,120
Present value adjustment using incremental borrowing rate	(13,309)
Lease liabilities	$126,811

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

The company had no significant customer (greater than 10% of total revenue) for 3 months ending March 31, 2021. The Company had 1 significant customer in the three months ending March, 31, 2020. The customer’s share of total revenue fell to under 10% from the 3 months ending March 31, 2020 due to organic growth of other customers and the acquisition of TrinIT that further diversified the Company’s customer concentration. The company has accounts receivable concentration with two customers that represent 15%, 14%, and 12% of our accounts receivable. Overall, the company grew its accounts receivable approximately ending balance 40% for the 3 months ending March 31, 2021 compared to the 3 months ending March 31, 2020, compared to an over 39% growth in sales for the same period. Day’s sales outstanding was less than 30 days as of March 31, 2021.

8. SEGMENT INFORMATION

The Company views its operations and manages its business as one operating segment which is the business of providing subscription based software as a service (SaaS) and Managed IT (MSP/MSaaS) services and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

The Company’s SaaS and Managed IT offerings are sold under monthly recurring revenue contracts are included in the Subscription software and services segment. Professional services and other revenue segment consists of non-recurring revenue, including the periodic sale and installation of IT related hardware and custom IT projects. Professional services and other revenue is recognized when services are performed.

Revenue Segment

Net sales by revenue type were as follows:

	For the Three Months Ended
	March 31,				% Change
	2021	%	2020	%
Revenues:
Subscription software and services	$587,851	84%	$403,575	80%	46%
Professional services and other	116,150	16%	102,669	20%	13%
Total	$704,001	100%	$506,244	100%	39%

9. SUBSEQUENT EVENTS

On April 23, 2021 iCoreConnect Inc., a Nevada corporation (“Buyer”), acquired substantially all of the assets and business of Heyns Unlimited LLC, an Arizona limited liability company, doing business as Advantech (“Seller”), in exchange for (i) 5,000,000 shares of restricted Common Stock of Buyer, (ii) $1,800,000 in cash and (iii) the assumption of certain liabilities and obligations of Seller.

For the period April 1, 2021 through May 17, 2021, the Company issued 10,420,000 shares of Common Stock for cash proceeds totaling $1,042,000 The proceeds were used for the acquisition of Advantech and general corporate purposes. The Company also issued 5,000,000 shares of common stock during the period to acquire the assets of Advantech.

In April 2021, the Company signed a $150,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $150,000 from a finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 780,000 restricted shares of the Company’s Common Stock and 2,600,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common Stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares.

In April 2021, the Company signed a $350,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $350,000 from the same finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000 from a second finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and 2,600,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $250,000 from a third finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $230,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares.

On April 30, 2021, the Company paid off the note from a finance company in the amount of $77,223.

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

About the Company

iCoreConnect Inc., (the “Company”), a Nevada Corporation, develops and markets secure cloud-based HIPAA compliant software as a service (SaaS) focused on compliance, workflow, insurance reimbursement and electronic health records systems. The Company also offer IT managed services and managed software as a service (MSaaS) under recurring revenue subscriptions and other professional services related to information technology installation, repair and maintenance that are generally non-nonrecurring in nature. Our customers are primarily health care related enterprises. However, our core services technology can be adopted to other vertical markets that require managed IT services as well as a high degree of secure data communication, such as the legal, financial and education sectors.

Software as a Service (SaaS) Offerings

iCoreConnect’s SaaS offerings are focused on compliance, workflow/productivity, revenue reimbursement and electronic health records systems. The Company currently markets secure HIPAA compliant cloud-based software as a service (SaaS) offering under the names of iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCoreHuddle, iCoreRx, iCorePDMP, iCoreEPCS, and iCorePay and. The Company’s software is sold under annual recurring revenue subscriptions.

IT Managed Services

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

The Company is competitively positioned to address the growing need for managed services:

•	Our current and future customer need managed IT services, along with cloud computing, storage and HIPAA compliant backup and encryption.
•	Managed service providers that can support the migration to cloud computing are in high demand.
•	The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people.
•	Our management team has decades of experience operating successful technology services companies,
•	The MSP revenue model matches are SaaS, MSaaS and MRR subscription models.

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 84% and 80% of our total revenue for the three months ended March 31, 2021 and 2020. We sell multiple offerings at different base prices on a subscription basis to meet the needs of the customers we serve. Most of our customers’ subscriptions are one year or less in duration.

Professional services and other revenue account for 16% and 20% of our total revenue for the three months ended March 31, 2021 and 2020. Professional services and other revenue include hardware, software, labor and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

COVID-19 Business Update

In the first quarter of 2020, we began to see the impact of the COVID-19 pandemic on our business, as local and national actions, such as stay at home mandates and business closures, took effect. Our core customers, medical and dental businesses, significantly curtailed business operations, impacting the Company’s sales and near-term new business prospects.

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

Business activity at our customers is returning to more normalized operating conditions. Our sales efforts and prospects have sequentially improved for several quarters in a row as the pandemic subsided and we have returned to a higher rate of organic growth compared to the first half of 2021. The Company’s year over year revenue growth comparisons in the second quarter of 2021 compared to the prior year period that was impacted by COVID closures are favorable.

Financing

We are currently funding our business capital requirements through sales of our common stock and debt arrangements. While we intend to seek additional funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

In January of 2021, the Company paid off a note from a finance company of $150,309. In January of 2021, the Company paid off a note from a second finance company in the amount of $135,520. In March of 2021, the Company paid off a different note from the second finance company in the amount of $135,520. Subsequent the end of the quarter, the Company paid off a final note to the second finance company on April 30, 2021 in the amount of $77,323

Critical Accounting Policies and Estimates

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

Executive Summary

Financial Results for the Three Months Ended March 31, 2021

Our total revenue for the three months ended March 31, 2021, increased by 39% to $0.704 million compared with $0.506 million during the same period in 2020. An increased number of SaaS and MSP subscriptions drove growth in the quarter. The Company ended the quarter with over approximately 12,000 subscriptions on our platform up from approximately 7,000 subscriptions in the prior year period. Total revenue grew 14% sequentially in the first 3 months of 2021 compared to the 3 months ending Dec 31, 2020.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

Revenue from Subscription Software and Services grew 46% to $0.588 million compared to $0.404 million during the same period in 2020. Professional Services and Other revenue grew 13% to $0.116 million compared to $0.103 million for the same period in 2020.

Subscription software and services revenue represented 84% of total revenue for the first quarter of 2021 compared to 80% of revenue for the same period in 2020. Professional services and other revenue represented 16% of total revenue for the first quarter of 2021 compared to 20% of revenue for the same period in 2020.

Gross profit percentage was 66% and 57% for the three months ended March 31, 2021 and 2020, respectively. Gross Profit increased $0.177 million compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•	Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings and electronic prescription adoption for improved safety and workflow. Regulatory mandates and approaching state deadlines are catalysts for the adoption electronic prescriptions delivered through the cloud.
•	Business Development. The Company has pursued and won contracts with larger enterprise health care businesses. In May of 2020, we won our first contract with a Dental Support Organization (DSO) and, currently, we have 18 DSO customers, with more anticipated contract wins in 2021.
•	HubSpot rollout. We began rolling out the HubSpot sales and marketing operations platform in the quarter to improve automation, efficiencies and lead tracking.
•	Acquisitions. In April, we acquired Advantech, a Scottsdale, AZ based MSP. Advantech will be accretive to our gross margins, profitability and growth, while leveraging our new marketing relationship with the Arizona Dental Association.
•	Capital raise. In the first four months of 2021, the company raised over $2 million of equity and $1.5 million in the form of convertible notes to fund growth and the acquisition of Advantech.
•	COVID-19. We continue to see the negative impact of COVID-19 as headwinds during 2020 to tailwinds in 2021 as health care businesses return to normal operations and look for SaaS offerings that better improve their workflow, regulatory compliance, insurance reimbursement and IT security and reliability.

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months Ended
	March 31,	March 31,	%
	2021	2020	Incr/(Decr)
Revenue	$704,001	$506,000	39%
Cost of sales	240,033	219,000	10%
Gross profit	463,968	287,000

Expenses
Selling, general and administrative	856,388	809,000	6%
Depreciation and amortization	252,697	223,000	13%
Total operating expenses	1,109,085	1,032,000
Loss from operations	(645,117)	(745,000)

Other income (expense)
Interest expense	(167,797)	(35,000)	379%
Other income	-	-	-
Gain on cancellation of liabilities	-	-
Total other income (expense)	(167,797)	(35,000)	379%

Net loss	$(812,914)	$(780,000)	4%

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Three Month Period Ended March 31, 2021 (“1Q 2021”) Compared to Three Month Period Ended March 31, 2020 (“1Q 2020”)

Revenues. Net revenues of $704,001 for the 1Q 2021 period increased $198,001 or 39% compared to $506,000 for the 1Q 2020 period. The increase between periods was due to recurring SaaS revenues generated by a rapid growth in subscribers. Revenue from Subscription Software and Services grew 46% to $587,851 compared to $403,575 during the same period in 2020. Professional Services and Other revenue grew 13% to $116,150 compared to $102,669 for the same period in 2020.

Cost of sales. Cost of sales of $240,033 for the 1Q 2021 period increased $21,033 or 10% compared to $219,000 for the 1Q 2020 period. The increase between periods was due primarily to increases in cost of services purchased that are related to our SaaS and MSaaS offerings. Cost of sales related to SaaS and MSaaS offerings are generally more fixed in nature than variable, allowing this these costs to grow slower than revenue growth.

Selling, general and administrative expenses. Selling, general and administrative expenses of $856,388 for the 1Q 2021 period increased $47,388 or 6% compared to $809,000 for the 1Q 2020 period. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expense to support a high rate of growth.

Depreciation and amortization expenses. Depreciation and amortization expenses of $252,697 for the 1Q 2021 period increased $29,697 or 13% compared to $223,000 for the 1Q 2020 period. The increase between periods was primarily made of two components. The 1Q 2020 acquisition of TrinIT increased our quarterly amortization costs starting in 1Q 2020. In the third quarter of 2020, a “true up” for the acquisition of technology from Claricare added additional intangible assets of $255,581 to the balance sheet and subsequent additional amortization expense in 1Q 2021.

Interest Expense. Interest expense of $167,797 for the 1Q 2021 period increased $132,797 or 379% compared to $35,000 in the 1Q 2020 period. The increase between periods was primarily due interest expense and fees for early payoff of convertible notes that are one-time in nature. Interest expense should return to much lower and normalized levels during the remainder of 2021.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three-month period ended March 31, 2021 the Company generated an operating loss of $645,117. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $78,643,997, $546,176 and $1,651,681, respectively, on March 31, 2021. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the three-month periods ended March 31, 2021 and 2020 related to our operations:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net cash used in operating activities	$(715,169)	$(436,000)
Net cash used in investing activities	(48,682)	(556,000)
Net cash provided by financing activities	950,406	608,000
Net change in cash	186,555	(384,000)
Cash and cash equivalents at the beginning of the period	7,619	445,000
Cash and cash equivalents at the end of the period	$194,174	$61,000

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Operating Activities: Net cash used by operating activities of $715,169, for the three-month period ended March 31, 2021 was $279,169 less than the $436,000 cash used by operations for the three-month period ended March 31, 2020. The decrease in cash utilized by operating activities compared to the three-month period ended March 31, 2020 was primarily attributable to a $220,677 decrease in accounts payable and accrued liabilities and to a lesser extent the cash impact of changes in other operating assets and liabilities. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities of $48,682 for the three-month period ended March 31, 2021 compared to $556,000 cash used by investing activities for the three -month period ended March 31, 2020. The decrease of $132,318 in software development spending combined with a cash outlay of $375,000 to acquire the assets of TrinIT in the first quarter of 2020 not repeating in the first quarter of 2021. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $950,406 for the three-month period ended March 31, 2021 was $342,406 more than the $608,000 cash provided by financing activities for the three-month period ended March 31, 2020. This was primarily due to larger cash proceeds of $1,417,313 for the issuance of common stock compared to Q1 2020, offset by payments on debt of $489,641 for the three-month period ended March 31, 2021 compared to payments on debt of $50,000 in the three months ended March 31, 2020.

Credit Facilities

The Company’s line of credit was paid off in 2Q 2019 and its commercial banking business was moved. The Company currently has no active line of credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who from until March of 2021, filled the role of Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the material weakness related to insufficient accounting personnel discussed below, he has concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer, until March of 2021, filled the role of Acting Chief Financial Officer, was responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2019, management identified a material weakness, relating to the number of personnel available to serve the Company’s accounting function. Specifically, management believed that we may not have been able to adequately segregate responsibility over financial transaction processing and reporting. Although we were unable to remediate the material weakness with current personnel, we were able to mitigate its potential impact, primarily through the greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting. Furthermore, we have hired a new Chief Financial Officer, who reports directly to the Chief Executive Officer and will be responsible for internal controls.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of March 31, 2021, our internal control over financial reporting was effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended March 31, 2021 is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three-Month Period Ended March 31, 2021 and 2020 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

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

2.3	Asset Purchase Agreement dated as of April 30, 2019 between iCoreConnect Inc. and ClariCare Inc., (incorporated by reference to the Company's Current Report on Form 8-K filed on May 2, 2019).
2.4	Asset Purchase Agreement dated as of January 3, 2020 between iCoreConnect Inc. and Computer Plumber, LLC, a North Carolina limited liability company doing business as TrinIT.
2.5	Asset Purchase Agreement dated as of April 23, 2021
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

5.3	Amended Lease Agreement dated October 26, 2020 between iCoreConnect Inc. and Lake Butler Plaza Properties, LC.
5.4	Lease Agreement for iCoreConnect Inc. and 2 One 2 of Concord, LLC dated July 14, 2020.
7.1	Small Business Administration PPP Loan between iCoreConnect Inc. and Fairwinds Credit Union dated May 6, 2020
7.2	Promissory Note between iCoreConnect Inc. and Robert McDermott, dated March 18, 2021.
10.1	Fifth Amendment between iCoreConnect Inc. and United Healthcare Services Inc. dated December 16, 2019
31.1	CEO Certification pursuant to rule 13a-14(a)
31.2	CFO Certification pursuant to rule 13a-14(a)
32.1	CEO Sarbanes Oxley certification
32.2	CFO Sarbanes Oxley certification

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

iCoreConnect, Inc. (Registrant)

Date: May 17, 2021	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Hal Goetsch
Hal Goetsch
Chief Financial Officer
(Principal Accounting Officer)

