Form 10-Q
period 2021-06-30
iCoreConnect Inc.
filed 2021-08-23
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

____________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	ICCT	The OTCQB Venture Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

As of August 23, 2021 there were 151,613,399 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2021

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$846,039	$7,619
Accounts receivable, net	233,915	126,472
Prepaid expenses and other current assets	132,019	20,103
Total current assets	1,211,973	154,194

Property and equipment, net	15,090	2,405
Right of use lease asset - operating	118,182	150,477
Software development costs, net	698,349	768,907
Acquired technology, net	517,929	753,794
Customer relationships, net	1,855,664	369,524
Goodwill	1,291,109	491,376
Total long-term assets	4,496,323	2,536,483

TOTAL ASSETS	$5,708,296	$2,690,677

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$833,416	$1,664,125
Operating lease liability, current portion	47,035	89,088
Notes payable	2,372,271	1,429,207
Deferred revenue, current portion	31,586	2,775
Total current liabilities	3,284,308	3,185,195

Operating lease liability, net of current portion	53,699	61,389
Deferred revenue, net of current portion	20,743	73,033
Total long-term liabilities	74,442	134,422

TOTAL LIABILITIES	3,358,750	3,319,617

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 151,613,399 as of June 30, 2021 and 90,081,336 as of December 31, 2020	151,613	90,081
Additional paid-in-capital	81,143,985	77,112,060
Accumulated deficit	(78,946,052)	(77,831,081)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,349,546	(628,940)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,708,296	$2,690,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2021 (UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30,	June 30,	% Incr/	June 30,	June 30,	% Incr/
	2021	2020	(Decr)	2021	2020	(Decr)
Revenue	$981,378	$472,000	108%	$1,685,379	$978,000	72%
Cost of sales	267,728	210,000	27%	507,761	429,000	18%
Gross profit	713,650	262,000		1,177,618	549,000

Expenses
Selling, general and administrative	1,003,870	870,000	15%	1,860,258	1,679,000	11%
Depreciation and amortization	250,715	225,000	11%	503,412	448,000	12%
Total operating expenses	1,254,585	1,095,000		2,363,670	2,127,000
Loss from operations	(540,935)	(833,000)		(1,186,052)	(1,578,000)

Other income (expense)
Interest expense	(92,526)	(34,000)	172%	(260,323)	(69,000)	277%
Other income	-	10,000	-100%	-	10,000	-100%
Gain on cancellation of liabilities	331,404	-		331,404	-	-
Total other income (expense)	238,878	(24,000)	-1095%	71,081	(59,000)	-220%

Net loss	$(302,057)	$(857,000)	-65%	$(1,114,971)	$(1,637,000)	-32%

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" provides a comparison of the amounts listed above.

iCoreConnect Inc. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2020	67,476,089	$67,000	$74,738,000	$(74,340,000)	$465,000
Stock issued for cash and conversion of notes payable	2,336,255	3,000	587,000	-	590,000
Stock issued for services	-	-	-	-	-
Stock compensation expense	131,250	-	95,000	-	95,000
Stock issued for asset acquisition of TrinIT	730,000	1,000	182,000	-	183,000
Net loss	-	-	-	(780,000)	(780,000)
Prior period rounding adjustment
Balances at March 31, 2020	70,673,594	71,000	75,602,000	(75,120,000)	553,000

Stock issued for cash	100,000	-	25,000	-	25,000
Stock issued for conversion of note payable	76,997	-	8,000	-	8,000
Stock compensation expense	1,617,861	1,000	224,000	-	225,000
Stock issued for conversion of accounts payable	1,000,000	1,000	249,000		250,000
Stock issued for stock option exercises	5,000	-	1,000	-	1,000
Net loss	-	-	-	(857,000)	(857,000)
Balances at June 30, 2020	73,473,452	$73,000	$76,109,000	$(75,977,000)	$205,000

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2021	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)
Stock issued for cash	22,504,600	22,505	1,394,808	-	1,417,313
Stock issued for conversion of fees for services payable	7,948,502	7,948	473,975	-	481,923
Stock compensation expense	3,968,795	3,969	114,827	-	118,796
Net loss	-	-	-	(812,914)	(812,914)
Balances at March 31, 2021	124,503,233	$124,503	79,095,670	(78,643,995)	576,178

Stock issued for cash	16,015,000	16,015	1,487,485	-	1,503,500
Stock compensation expense	3,115,166	3,115	65,830	-	68,945
Stock issued for convertible debt	2,730,000	2,730	-	-	2,730
Stock issued for asset acquisition of Advantech	5,000,000	5,000	495,000		500,000
Stock issued for asset acquisition of BCS	250,000	250	-	-	250
Net loss	-	-	-	(302,057)	(302,057)
Balances at June30, 2021	151,613,399	151,613	81,143,985	(78,946,052)	2,349,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITTIES
Net loss	$(1,114,971)	$(1,637,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,418	5,000
Amortization expense	469,699	443,000
Change in allowance for doubtful accounts	-	-
Gain on cancellation of liabilities	(331,404)	-
Stock issued for services	-	-
Stock compensation expense	187,741	320,000
Non-cash interest expense	26,858	12,000
Changes in assets and liabilities:
Accounts receivable	(107,443)	(73,000)
Fixed assets	(4,228)	-
Prepaid expenses	(111,916)	2,000
Right of use asset, net of lease liability	(17,448)	(2,000)
Accounts payable and accrued expenses	(11,174)	255,000
Deferred revenue	(23,479)	(13,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,036,347)	(688,000)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Advantech/BCS	(1,850,022)	(375,000)
Additions to capitalized software	(108,752)	(311,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,958,774)	(686,000)

FINANCING ACTIVITES
Net proceeds from debt	1,795,881	416,000
Payments on debt	(875,887)	(71,000)
Proceeds from issuance of common stock	2,920,813	595,000
Proceeds from exercise of employee stock options	-	1,000
Conversion of accounts payable into common stock	(7,266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,833,541	941,000

NET CHANGE IN CASH	838,420	(433,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,619	445,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$846,039	$12,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$233,465	$49,000
Stock issued for acquisitions	$500,250	$183,000
Stock issued for acquisition of technology	$-	$-
Stock issued for conversion of convertible notes payable	$-	$28,000
Stock issued for conversion of notes payable	$-	$-
Stock issued for conversion of accounts payable	$(7,266)	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

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

The results of operations for the six-month period ended June 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10-K filed with the SEC.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $76,531 and $77,000 as of June 30, 2021 and December 31, 2020, respectively.

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

Goodwill

Goodwill consists of the purchase price of business acquisitions in excess of the fair value of the net assets acquired. Goodwill is reviewed for impairment annually or when events or circumstances indicate that the carrying value of the reporting unit may exceed its fair value. If the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized. The Company did not recognize any impairment charges for the fiscal quarter ended June 30, 2021 and 2020.

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

As of June 30, 2021, we had $1.291 million of Goodwill on our balance sheet associated with four acquisitions, ICD Logic, TrinIT, and Advantech. ICD Logic related goodwill, which accounts for $0.361 million of the total Goodwill balance is the basis for the underlying technology associated with one of the Company’s faster growing and more promising SaaS offerings. TrinIT related Goodwill accounts for $0.130 million of the total Goodwill balance. The TrinIT acquisition was made in 2020 and is performing to expectations. Advantech accounted for $.799 million. During 2021, there were no indications of a triggering event at the 2 reporting units. The annual goodwill impairment analysis resulted in no indications of impairment in 2020 or 2019.

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

We have 5 primary sources of revenue as of June 30, 2021:

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The guidance requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on January 1, 2019, using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard.

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

For the six-month period ended June 30, 2021, the Company generated an operating loss of $1,164,255. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $78,995,337, $2,300,261 and $2,106,574, respectively, on June 30, 2021. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

3. COMMON STOCK

Stock Issuances

In January of 2021, executives and employees converted notes payable and services rendered of $481,923 into approximately 7.9 million shares of Common Stock. In the first and second quarter of 2021, the Company issued approximately 38.5 million shares of Common stock for $2.920 million in cash.

In January of 2021, the Company and a finance company entered into a Purchase Agreement between the Company and an Investor (the “Investor”). The Purchase Agreement is an equity line of credit and the Investor committed to purchase, subject to certain restrictions and conditions, up to $5.0 million worth (the “Commitment”) of the Company’s common stock over a period of 24 months from the effectiveness of the registration statement registering for resale shares purchased by the Investor pursuant to the Purchase Agreement. The Company has no other lines of credit as of June 30, 2021.

Stock Options

During the six-month period ended June 30, 2021, no options to purchase shares of common stock granted to employees expired and no options were forfeited or exercised.

A summary of option activity for the six-month period ended June 30, 2021, is presented below:

2021 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2021	1,405,000	$0.24	7.7	$-

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance Outstanding - June 30, 2021	1,405,000	$0.24	7.4	$-

Exercisable - June 31, 2021	1,405,000	$0.24	7.4	$-

2021 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2021	-	$-	0.0

Granted	-	$-
Vested	-	$-
Forfeited/expired	-
Nonvested - June 30, 2021	-	$-	0.00

Common Stock Warrants

The Company typically issues warrants to individual investors and institutions to purchase shares of the Company’s Common Stock in connection with public and private placement fundraising activities. Warrants may also be issued to individuals or companies in exchange for services provided for the Company. The warrants are typically exercisable six months after the issue date, expire in five years, and contain a cash exercise provision and registration rights.

Common Stock Warrants - In April and May of 2021, in connection with the issuance of the Company’s Convertible Promissory Notes, the Company issued warrants to purchase the Company’s Common Stock. These warrants were designated Common Stock Warrants with an initial term of 5 years and an exercise prices of $0.20 and $0.25. The Company may not effect, and a holder will not be entitled to, convert the Common Stock Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99%.

As of June 30, 2021, the number of shares issuable upon exercise of the Common Stock Warrants were 9.1 million shares.

Type	Issue Date	Shares	Price	Expiration
Investors	4/19/2021	1,300,000	$0.20	4/19/2026
Investors	4/19/2021	1,300,000	$0.25	4/19/2026
Investors	4/22/2021	1,300,000	$0.20	4/22/2026
Investors	4/22/2021	1,300,000	$0.25	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Total		9,100,000

4. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with significant features and enhancements during the six-month period ended June 30, 2021 and has continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	June 30,	December 31,
	2021	2020

Development costs	$2,587,889	$2,479,137
Acquired technology	1,527,186	1,527,186
Less accumulated amortization	(2,898,798)	(2,483,622)
	$1,216,278	$1,522,701

5. COMMITMENTS AND CONTINGENCIES

On November 15, 2017, the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provided for a one-year renewal term at the option of the Company that the company exercised. An amendment to this lease was signed on October 26, 2020 which extended the lease term through October 31, 2021. The company signed a three-year lease agreement for approximately 2.100 square feet of office space located in Concord, NC on July 16, 2020. With the acquisition of Advantech, the Company signed a two-year lease on May 12, 2021 for an office in Scottsdale, AZ. As of June 30, 2021, undiscounted future lease obligations for the office space are $131,660 for period ending June 30, 2021.

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

iCoreConnect Lease Commitments
as of 6/30/2021
Less than 1 year	1-3 years	3-5 years	Total
$73,980	$57,680	$0	$131,660

Lease costs for the 6 months ending June 30, 2021 were $72,880 and cash paid for amounts included in the measurement of lease liabilities for the quarter ended June 30, 2020 were 44,000. As of December 31, 2020, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$131,660
Present value adjustment using incremental borrowing rate	(30,926)
Lease liabilities	$100,734

6. CONCENTRATION OF CREDIT RISK

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

The company had no significant customer (greater than 10% of total revenue) for 6 months ending June 30, 2021. The Company had 1 significant customer in the six months ending June 30, 2020. The customer’s share of total revenue fell to under 10% from the 6 months ending June 30, 2020 due to organic growth of other customers and the acquisition of TrinIT and Advantech that further diversified the Company’s customer concentration. The company has accounts receivable concentration with three customers that represent 20%, 11%, and 11% of our accounts receivable. Overall, the company grew its accounts receivable approximately ending balance 29% for the 6 months ending June 30, 2021 compared to the 6 months ending June 30, 2020, compared to an over 71% growth in sales for the same period. Day’s sales outstanding was less than 30 days as of June 30, 2021.

7. SEGMENT INFORMATION

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

Revenue Segment

Net sales by revenue type were as follows:

	For the Six Months Ended
	June 30,
	2021	%	2020	%	% Change
Revenues:
Subscription software and services	$1,464,629	87%	$778,245	80%	88%
Professional services and other	220,750	13%	199,619	20%	11%
Total	$1,685,379	100%	$977,863	100%	72%

8. SUBSEQUENT EVENTS

A Letter of Intent has been signed with Spectrum Technology Solutions, LLC.

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

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 84% and 80% of our total revenue for the six months ended June 30, 2021 and 2020. We sell multiple offerings at different base prices on a subscription basis to meet the needs of the customers we serve. Most of our customers’ subscriptions are one year or less in duration.

Professional services and other revenue account for 16% and 20% of our total revenue for the six months ended June 30, 2021 and 2020. Professional services and other revenue include hardware, software, labor and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

COVID-19 Business Update

In the first quarter of 2020, we began to see the impact of the COVID-19 pandemic on our business, as local and national actions, such as stay at home mandates and business closures, took effect. Our core customers, medical and dental businesses, significantly curtailed business operations, impacting the Company’s sales and near-term new business prospects.

In May 2020 the Company received loan proceeds of $328,000 relating to the Paycheck Protection Program (PPP) as part of the CARES Act created by Congress to financially support companies during the COVID-19 pandemic. The PPP Loan carried interest at 1%. The principal and accrued interest were forgiven on June 14, 2021 after completing and submitting a PPP Loan Forgiveness Application with the financial institution associated with the SBA loan.

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

Executive Summary

Financial Results for the Six Months Ended June 30, 2021

Our total revenue for the six months ended June 30, 2021, increased by 72% to $1.685 million compared with $0.978 million during the same period in 2020. An increased number of SaaS and MSP subscriptions drove growth in the quarter. The Company ended the quarter with over approximately 12,000 subscriptions on our platform up from approximately 7,000 subscriptions in the prior year period. Total revenue grew 72% sequentially in the first 6 months of 2021 compared to the 6 months ending June 30, 2020.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

Revenue from Subscription Software and Services grew 88% to $1.465 million compared to $0.778 million during the same period in 2020. Professional Services and Other revenue grew 11% to $0.221 million compared to $0.200 million for the same period in 2020.

Subscription software and services revenue represented 87% of total revenue for the second quarter of 2021 compared to 80% of revenue for the same period in 2020. Professional services and other revenue represented 13% of total revenue for the second quarter of 2021 compared to 20% of revenue for the same period in 2020.

Gross profit percentage was 73% and 56% for the six months ended June 30, 2021 and 2020, respectively. Gross Profit increased $0.629 million compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•	Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings and electronic prescription adoption for improved safety and workflow. Regulatory mandates and approaching state deadlines are catalysts for the adoption electronic prescriptions delivered through the cloud.
•	Business Development. The Company has pursued and won contracts with larger enterprise health care businesses. In May of 2020, we won our first contract with a Dental Support Organization (DSO) and, currently, we have 18 DSO customers, with more anticipated contract wins in 2021.
•	HubSpot rollout. We began rolling out the HubSpot sales and marketing operations platform in the quarter to improve automation, efficiencies and lead tracking.
•	Acquisitions. In April, we acquired Advantech, a Scottsdale, AZ based MSP. Advantech will be accretive to our gross margins, profitability and growth, while leveraging our new marketing relationship with the Arizona Dental Association.
•	Capital raise. In the first six months of 2021, the company raised over $2 million of equity and $1.5 million in the form of convertible notes to fund growth and the acquisition of Advantech.
•	COVID-19. We continue to see the negative impact of COVID-19 as headwinds during 2020 to tailwinds in 2021 as health care businesses return to normal operations and look for SaaS offerings that better improve their workflow, regulatory compliance, insurance reimbursement and IT security and reliability.

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Six Months Ended
	June 30,	June 30,
	2021	2020	% Incr/(Decr)
Revenue	$1,685,379	$978,000	72%
Cost of sales	507,761	429,000	18%
Gross profit	1,177,618	549,000

Expenses
Selling, general and administrative	1,860,258	1,679,000	11%
Depreciation and amortization	503,412	448,000	12%
Total operating expenses	2,363,670	2,127,000
Loss from operations	(1,186,052)	(1,578,000)

Other income (expense)
Interest expense	(260,323)	(69,000)	277%
Other income	-	10,000	-100%
Gain on cancellation of liabilities	331,404	-	-
Total other income (expense)	71,081	(59,000)	-220%

Net loss	$(1,114,971)	$(1,637,000)	-32%

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Six Month Period Ended June 30, 2021 (“2Q 2021”) Compared to Six Month Period Ended June 30, 2020 (“2Q 2020”)

Revenues. Net revenues of $1,685,379 for the 2Q 2021 period increased $707,379 or 72% compared to $978,000 for the 2Q 2020 period. The increase between periods was due to recurring SaaS revenues generated by a rapid growth in subscribers. Revenue from Subscription Software and Services grew 87% to $1,455,116 compared to $778,245 during the same period in 2020. Professional Services and Other revenue grew 11% to $220,807 compared to $199,619 for the same period in 2020.

Cost of sales. Cost of sales of $507,761 for the 2Q 2021 period increased $78,761 or 18% compared to $429,000 for the 2Q 2020 period. The increase between periods was due primarily to increases in cost of services purchased that are related to our SaaS and MSaaS offerings. Cost of sales related to SaaS and MSaaS offerings are generally more fixed in nature than variable, allowing this these costs to grow slower than revenue growth.

Selling, general and administrative expenses. Selling, general and administrative expenses of $1,860,258 for the 2Q 2021 period increased $181,258 or 11% compared to $1,679,000 for the 2Q 2020 period. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expense to support a high rate of growth.

Depreciation and amortization expenses. Depreciation and amortization expenses of $503,412 for the 2Q 2021 period increased $55,412 or 12% compared to $448,000 for the 2Q 2020 period. The increase between periods was primarily made of two components. The 1Q 2020 acquisition of TrinIT increased our quarterly amortization costs starting in 1Q 2020. In the third quarter of 2020, a “true up” for the acquisition of technology from Claricare added additional intangible assets of $255,581 to the balance sheet and subsequent additional amortization expense in 2Q 2021.

Interest Expense. Interest expense of $260,323 for the 2Q 2021 period increased $191,323 or 277% compared to $69,000 in the 2Q 2020 period. The increase between periods was primarily due interest expense and fees for early payoff of convertible notes that are one-time in nature. Interest expense should return to much lower and normalized levels during the remainder of 2021.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the six-month period ended June 30, 2021 the Company generated an operating loss of $1,114,971. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $78,946,052, $2,349,546 and $2,072,335, respectively, on June 30, 2021. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the six-month periods ended June 30, 2021 and 2020 related to our operations:

Operating Activities: Net cash used by operating activities of $1,036,347, for the six-month period ended June 30, 2021 was $348,347 more than the $688,000 cash used by operations for the six-month period ended June 30, 2020. The increase in cash utilized by operating activities compared to the six-month period ended June 30, 2020 was primarily attributable to a $220,677 decrease in accounts payable and accrued liabilities and to a lesser extent the cash impact of changes in other operating assets and liabilities. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

	Six Months Ended
	June 30,	June 30,
	2021	2020
Net cash used in operating activities	$(1,036,347)	$(688,000)
Net cash used in investing activities	(1,958,774)	(686,000)
Net cash provided by financing activities	3,833,541	941,000
Net change in cash	838,420	(433,000)
Cash and cash equivalents at the beginning of the period	7,619	445,000
Cash and cash equivalents at the end of the period	$846,039	$12,000

Investing Activities: Net cash used by investing activities of $1,958,774 for the six-month period ended June 30, 2021 compared to $686,000 cash used by investing activities for the six -month period ended June 30, 2020. The decrease of $202,248 in software development spending combined with a cash outlay of $1.8 million to acquire the assets of Advantech. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $3,833,541 for the six-month period ended June 30, 2021 was $2,892,541 more than the $941,000 cash provided by financing activities for the six-month period ended June 30, 2020. This was primarily due to larger cash proceeds of $2.33 million for the issuance of common stock and larger net proceeds from debt of $1.38 million compared to Q1 2020, partially offset by an increase in debt payments of $0.80 million for the six-month period ended June 30,2021.

Credit Facilities

The Company’s line of credit was paid off in 2Q 2019 and its commercial banking business was moved. The Company currently has no active line of credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, filled the role of Acting Chief Financial Officer, has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the material weakness related to insufficient accounting personnel discussed below, he has concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

We have not identified any change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer, filled the role of Acting Chief Financial Officer, was responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of June 30, 2021, our internal control over financial reporting was effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended June 30, 2021 is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Six-Month Period Ended June 30, 2021 and 2020 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.5	Asset Purchase Agreeement dated as of April 23, 2021 between iCoreConnect Inc. and Heyns Unlimited, LLC, a Arizona corporation doing business as Advantech IT.
2.6	Asset Purchase Agreement dated May 31, 2021 between iCoreConnect Inc. and BCS Tech Center, Inc., a Arizona corporation.
5.5	Lease Agreement for iCoreConnect Inc. and Los Arcos Professional Center LLC dated May 12th, 2021.
31.1	CEO Certification pursuant to rule 13a-14(a)
31.2	CFO Certification pursuant to rule 13a-14(a)
32.1	CEO Sarbanes Oxley certification
32.2	CFO Sarbanes Oxley certification

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

iCoreConnect, Inc. (Registrant)

Date: August 23, 2021	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Robert McDermott
Robert McDermott
Acting Chief Financial Officer (Principal Accounting Officer)

