Form 10-Q/A
period 2021-06-30
iCoreConnect Inc.
filed 2021-11-15
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 15, 2021 there were 159,205,016 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.
FORM 10-Q/A QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2021

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to iCoreConnect, Inc. unless otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to Form 10-Q/A amends the Form 10- Q of iCoreConnect Inc for the three months ended June 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021 (the “Original Filing”).

As of June 30, 2021, we inadvertently considered these notes as promissory notes instead of properly classifying them as convertible notes. As result we failed to record a derivative liability of $ 1,281,176 due to the conversion features on the Notes. We are filing this Amendment No. 1 to restate our financial statements as of June 30, 2021 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

Item 1. Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10- Q /A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2021 (UNAUDITED)AND DECEMBER 31, 2020

	June 30,	December 31,
	2021	2020
	(As Restated)
ASSETS
Cash and cash equivalents	$846,039	$7,619
Accounts receivable, net	233,915	126,472
Prepaid expenses and other current assets	132,019	20,103
Total current assets	1,211,973	154,194

Property and equipment, net	15,090	2,405
Right of use lease asset - operating	118,182	150,477
Software development costs, net	698,349	768,907
Acquired technology, net	517,929	753,794
Customer relationships, net	1,855,664	369,524
Goodwill	1,291,109	491,376
Total long-term assets	4,496,323	2,536,483

TOTAL ASSETS	$5,708,296	$2,690,677

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$833,416	$1,664,125
Operating lease liability, current portion	47,035	89,088
Notes payable	2,372,271	1,429,207
Deferred revenue, current portion	31,586	2,775
Total current liabilities	3,284,308	3,185,195

Operating lease liability, net of current portion	53,699	61,389
Deferred revenue, net of current portion	20,743	73,033
Total long-term liabilities	74,442	134,422

TOTAL LIABILITIES	3,358,750	3,319,617

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 151,613,399 as of June 30, 2021 and 90,081,336 as of December 31, 2020	151,613	90,081
Additional paid-in-capital	82,425,161	77,112,060
Accumulated deficit	(80,227,228)	(77,831,081)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,349,546	(628,940)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,708,296	$2,690,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020 (UNAUDITED)

	Three Months Ended			Six Months Ended
	June 30,	June 30,	% Incr/	June 30,	June 30,	% Incr/
	2021	2020	(Decr)	2021	2020	(Decr)
	(As Restated)			(As Restated)
Revenue	$981,378	$472,000	108%	$1,685,379	$978,000	72%
Cost of sales	267,728	210,000	27%	507,761	429,000	18%
Gross profit	713,650	262,000		1,177,618	549,000

Expenses
Selling, general and administrative	1,003,870	870,000	15%	1,860,258	1,679,000	11%
Depreciation and amortization	250,715	225,000	11%	503,412	448,000	12%
Total operating expenses	1,254,585	1,095,000		2,363,670	2,127,000
Loss from operations	(540,935)	(833,000)		(1,186,052)	(1,578,000)

Other income (expense)
Interest expense	(92,526)	(34,000)	172%	(260,323)	(69,000)	277%
Other income (expense)	-	10,000	-100%	-	10,000	-100%
Loss on derivative liability	(1,281,176)	-	100%	(1,281,176)	-	100%
Gain on cancellation of liabilities	331,404	-	100%	331,404	-	100%
Total other income (expense)	(1,042,298)	(24,000)	4243%	(1,210,095)	(59,000)	1951%

Net loss	$(1,583,233)	$(857,000)	77%	$(2,396,147)	$(1,637,000)	46%

The accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operations" provides a comparison of the amounts listed above.

iCoreConnect Inc. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2020	67,476,089	$67,000	$74,738,000	$(74,340,000)	$465,000
Stock issued for cash and conversion of notes payable	2,336,255	3,000	587,000	-	590,000
Stock issued for services	-	-	-	-	-
Stock compensation expense	131,250	-	95,000	-	95,000
Stock issued for asset acquisition of TrinIT	730,000	1,000	182,000	-	183,000
Net loss	-	-	-	(780,000)	(780,000)
Prior period rounding adjustment
Balances at March 31, 2020	70,673,594	71,000	75,602,000	(75,120,000)	553,000

Stock issued for cash	100,000	-	25,000	-	25,000
Stock issued for conversion of note payable	76,997	-	8,000	-	8,000
Stock compensation expense	1,617,861	1,000	224,000	-	225,000
Stock issued for conversion of accounts payable	1,000,000	1,000	249,000		250,000
Stock issued for stock option exercises	5,000	-	1,000	-	1,000
Net loss	-	-	-	(857,000)	(857,000)
Balances at June 30, 2020	73,473,452	$73,000	$76,109,000	$(75,977,000)	$205,000

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2021	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)
Stock issued for cash	22,504,600	22,505	1,394,808	-	1,417,313
Stock issued for conversion of fees for services payable	7,948,502	7,948	473,975	-	481,923
Stock compensation expense	3,968,795	3,969	114,827	-	118,796
Net loss	-	-	-	(812,914)	(812,914)
Balances at March 31, 2021	124,503,233	$124,503	79,095,670	(78,643,995)	576,178

Stock issued for cash	16,015,000	16,015	1,487,485	-	1,503,500
Stock compensation expense	3,115,166	3,115	65,830	-	68,945
Stock issued for convertible debt	2,730,000	2,730	1,281,176	-	1,283,906
Stock issued for asset acquisition of Advantech	5,000,000	5,000	495,000		500,000
Stock issued for asset acquisition of BCS	250,000	250	-	-	250
Net loss	-	-	-	(1,583,233)	(1,583,233)
Balances at June30, 2021	151,613,399	151,613	82,425,161	(80,227,228)	2,349,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITTIES	(As Restated)
Net loss	$(2,396,147)	$(1,637,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,418	5,000
Amortization expense	469,699	443,000
Loss on derivative liability	1,281,176	-
Change in allowance for doubtful accounts	-	-
Gain on cancellation of liabilities	(331,404)	-
Stock compensation expense	187,741	320,000
Non-cash interest expense	26,858	12,000
Changes in assets and liabilities:
Accounts receivable	(107,443)	(73,000)
Fixed assets	(4,228)	-
Prepaid expenses	(111,916)	2,000
Right of use asset, net of lease liability	(17,448)	2,000)
Accounts payable and accrued expenses	(11,174)	255,000
Deferred revenue	(23,479)	(13,000)
NET CASH USED IN OPERATING ACTIVITIES	(1,036,347)	(688,000)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Advantech/BCS	(1,850,022)	(375,000)
Additions to capitalized software	(108,752)	(311,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,958,774)	(686,000)

FINANCING ACTIVITES
Net proceeds from debt	1,795,881	416,000
Payments on debt	(875,887)	(71,000)
Proceeds from issuance of common stock	2,920,813	595,000
Proceeds from exercise of employee stock options	-	1,000
Conversion of accounts payable into common stock	(7,266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,833,541	941,000

NET CHANGE IN CASH	838,420	(433,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,619	445,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$846,039	$12,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$233,465	$49,000
Stock issued for acquisitions	$500,250	$183,000
Stock issued for acquisition of technology	$-	$-
Stock issued for conversion of convertible notes payable	$-	$28,000
Stock issued for conversion of notes payable	$-	$-
Stock issued for conversion of accounts payable	$7,266)	$250,000

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

For the six-month period ended June 30, 2021, the Company generated an operating loss of $186,052. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $80,227,228, $2,349,546 and $2,072,335, respectively, on June 30, 2021. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

3. RESTATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations and Statements of Cash Flows from the prior period previously reported to the restated amounts:

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2021 (UNAUDITED)
	June 30, 2021

		Restatement
	As Reported	Adjustment	As Restated
ASSETS
Cash and cash equivalents	$846,039		$846,039
Accounts receivable, net	233,915		233,915
Prepaid expenses and other current assets	132,019		132,019
Total current assets	1,211,973	-	1,211,973

Property and equipment, net	15,090		15,090
Right of use lease asset - operating	118,182		118,182
Software development costs, net	698,349		698,349
Acquired technology, net	517,929		517,929
Customer relationships, net	1,855,664		1,855,664
Goodwill	1,291,109		1,291,109
Total long-term assets	4,496,323	-	4,496,323

TOTAL ASSETS	$5,708,296	$-	$5,708,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$833,416		$833,416
Operating lease liability, current portion	47,035		47,035
Notes payable	2,372,271		2,372,271
Deferred revenue, current portion	31,586		31,586
Total current liabilities	3,284,308	-	3,284,308

Operating lease liability, net of current portion	53,699		53,699
Deferred revenue, net of current portion	20,743		20,743
Total long-term liabilities	74,442	-	74,442

TOTAL LIABILITIES	3,358,750	-	3,358,750

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 151,613,399 as of June 30, 2021 and 90,081,336 as of December 31, 2020	151,613		151,613
Additional paid-in-capital	81,143,985	1,281,176	82,425,161
Accumulated deficit	(78,946,052)	(1,281,176)	(80,227,228)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,349,546	-	2,349,546

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,708,296	$-	$5,708,296

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2021 (UNAUDITED)
	Six Months Ended June 30, 2021
		Restatement
	As Reported	Adjustment	As Restated
Revenue	$1,685,379		$1,685,379
Cost of sales	507,761		507,761
Gross profit	1,177,618	-	1,177,618

Expenses
Selling, general and administrative	1,860,258		1,860,258
Depreciation and amortization	503,412		503,412
Total operating expenses	2,363,670	-	2,363,670
Loss from operations	(1,186,052)	-	(1,186,052)

Other income (expense)
Interest expense	(260,323)		(260,323)
Loss on derivative liability	-	(1,281,176)	(1,281,176)
Gain on cancellation of liabilities	331,404		331,404
Total other income (expense)	71,081	(1,281,176)	(1,210,095)

Net loss	$(1,114,971)	$(1,281,176)	$(2,396,147)

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)
Six Months Ended June 30, 2021
		Restatement
	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITTIES
Net loss	$(1,114,971)	$(1,281,176)	$(2,396,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,418		1,418
Amortization expense	469,699		469,699
Loss on derivative liability	-		-
Change in allowance for doubtful accounts	(331,404)		(331,404)
Gain on cancellation of liabilities	-	1,281,176	1,281,176
Stock compensation expense	187,741		187,741
Non-cash interest expense	26,858		26,858
Changes in assets and liabilities:	-		-
Accounts receivable	(107,443)		(107,443)
Fixed assets	(4,228)		(4,228)
Prepaid expenses	(111,916)		(111,916)
Right of use asset, net of lease liability	(17,448)		(17,448)
Accounts payable and accrued expenses	(11,174)		(11,174)
Deferred revenue	(23,479)		(23,479)
NET CASH USED IN OPERATING ACTIVITIES	$(1,036,347)	$-	$(1,036,347)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Advantech/BCS	$(1,850,022)		$(1,850,022)
Additions to capitalized software	(108,752)		(108,752)
NET CASH USED IN INVESTING ACTIVITIES	$(1,958,774)	$-	$(1,958,774)

FINANCING ACTIVITES
Net proceeds from debt	$1,795,881		$1,795,881
Payments on debt	(875,887)		(875,887)
Proceeds from issuance of common stock	2,920,813		2,920,813
Proceeds from exercise of employee stock options	-		-
Conversion of accounts payable into common stock	(7,266)		(7,266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,833,541	$-	$3,833,541

NET CHANGE IN CASH	$838,420	$-	$838,420
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,619		7,619
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$846,039	$-	$846,039
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$233,465	$-	$233,465
Stock issued for acquisitions	$500,250	$-	$500,250
Stock issued for acquisition of technology	$-	$-	$-
Stock issued for conversion of convertible notes payable	$-	$-	$-
Stock issued for conversion of notes payable	$(7,266)	$-	$(7,266)
Stock issued for conversion of accounts payable

4. NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

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

Derivative Liability

The Company entered into several agreements, which have been accounted for as derivatives. The Company has recorded a loss contingency associated with these agreements because it is both probable that a liability had been incurred and the amount of the loss can reasonably be estimated. The main factors that will affect the fair value of the derivative are the number of the Company’s shares outstanding post acquisition or post offering and the resulting market capitalization.

ASC Topic 815 (“ASC 815” requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgement and estimates.

The Company issued warrants and has evaluated the terms and conditions of the conversion features contained in the warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the warrants is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the warrants was measured at the inception date of the warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income, or expense at each balance sheet date. Additionally, the Company has issued convertible notes with variable conversion features resulting in a derivative liability.

The Company valued the conversion features in its warrants and convertible notes using the Black-Scholes model.

Included in the June 30, 2021 and December 31, 2020 financial statements is a derivative liability in the amount of $592,023 and $0, respectively, to account for these transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

	June 30,	December 31,
	2021	2020
Derivative Liability - Warrants

Estimated number of underlying shares	9,100,000	-
Estimated market price per share	$-	$-
Exercise price per share	$0.20 to $0.25	$-
Expected volatility	291%	0%
Expected dividends	-	-
Expected term (in years)	10	-
Derivative liability	$592,023	$-

Derivative Liability - Convertible Notes

Estimated number of underlying shares	2,730,000	-
Estimated market price per share	$0.13	$-
Exercise price per share	$0.10	$-
Expected volatility	291%	0%
Expected dividends	-	-
Expected term (in years)	2	-
Derivative liability	$349,488	$-

Included in the Statements of Operations for the six months ended June 30, 2021 and June 30, 2020 is a loss of $(1,281,177) and $0 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

5. COMMON STOCK

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

6. SOFTWARE DEVELOPMENT COSTS

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

7. COMMITMENTS AND CONTINGENCIES

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

9. SEGMENT INFORMATION

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

10. RELATED PARTY TRANSACTIONS

The Company paid one of its officers $45,872 and $48,338.73 in interest payments for the periods June 30, 2021 and June 30, 2020 respectively, related to a Note Payable.

11. SUBSEQUENT EVENTS

The Company completed its acquisition of with Spectrum Technology Solutions, LLC on September 1, 2021. In conjunction with the acquisition the Company issued $1,500,000 of Notes Payable to an existing debt issuer including warrants and inducement shares of 1,500,000 and 1,000,000 respectively as well as issuing $500,000worth of the Company’s stock.

On August 18, 2021 the Company received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of the Company’s assets that were previously pledged as security to a Lender. On August 24, 2021 the Company received a Default Notice from the Lender asserting that the Company was obligated to pay $863,274. The Lender alleged that it had made certain loans and other financial accommodations in the form of guaranties to our Company beginning in approximately of March of 2009 that was secured by all of the assets our Company. We initiated an investigation into the matter and concluded that we had repaid all of the loans (including tendering payment of $28,577.82 for various credit card obligations with JP Morgan Chase Bank which the Lender rejected on August 4, 2021) and any loans that had not been repaid were released under the terms of a Recapitalization Agreement dated November 1, 2016. We then retained Arizona counsel to prepare an Emergency Application for Temporary Restraining Order and Preliminary Injunction against the Lender in order to stop the foreclosure sale. We are currently in negotiations with Lender to resolve the dispute. We believe the claims of the Lender are without merit and intend to vigorously defend the matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q/A, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2020 and under the heading entitled “Going Concern” in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q/A. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q/A to conform these statements to actual results, other than to comply with the federal securities laws.

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

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Six Months Ended
	June 30,	June 30,
	2021	2020	% Incr/(Decr)
Revenue	$1,685,379	$978,000	72%
Cost of sales	507,761	429,000	18%
Gross profit	1,177,618	549,000

Expenses
Selling, general and administrative	1,860,258	1,679,000	11%
Depreciation and amortization	503,412	448,000	12%
Total operating expenses	2,363,670	2,127,000
Loss from operations	(1,186,052)	(1,578,000)

Other income (expense)
Interest expense	(260,323)	(69,000)	277%
Other income	-	10,000	-100%
Loss on derivative liability	(1,281,176)	-	100%
Gain on cancellation of liabilities	331,404	-	-
Total other income (expense)	(1,210,095)	(59,000)	-1,951%

Net loss	$(2,396,147)	$(1,637,000)	-46%

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

For the six-month period ended June 30, 2021 the Company generated an operating loss of $1,186,052 In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $80,227,228, $2,349,546 and $2,072,335, respectively, on June 30, 2021. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on this evaluation, our current CEO, who has filled the role of Acting Chief Financial Offier has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 as a result of a material weakness see restatement Note 4 at the reasonable assurance level. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Inherent Limitations

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

(b) Changes in Internal Control over Financial Reporting.

There were were material changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 As such, there remains a material weakness in our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.5	Asset Purchase Agreeement dated as of April 23, 2021 between iCoreConnect Inc. and Heyns Unlimited, LLC, a Arizona corporation doing business as Advantech IT.
2.6	Asset Purchase Agreement dated May 31, 2021 between iCoreConnect Inc. and BCS Tech Center, Inc., a Arizona corporation.
5.5	Lease Agreement for iCoreConnect Inc. and Los Arcos Professional Center LLC dated May 12th, 2021.
31.1	CEO Certification pursuant to rule 13a-14(a)
31.2	CFO Certification pursuant to rule 13a-14(a)
32.1	CEO Sarbanes Oxley certification
32.2	CFO Sarbanes Oxley certification
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

iCoreConnect, Inc. (Registrant)

Date: November 15, 2021	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Robert McDermott
Robert McDermott
Acting Chief Financial Officer (Principal Accounting Officer)

