Form 10-Q
period 2021-09-30
iCoreConnect Inc.
filed 2021-11-15
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large, accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

iCoreConnect Inc.
FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

iCoreConnect Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$699,175	$7,619
Accounts receivable, net	484,062	126,472
Prepaid expenses and other current assets	181,918	20,103
Total current assets	$1,365,155	$154,194

Property and equipment, net	$50,602	$2,405
Right of use lease asset - operating	90,819	150,477
Software development costs, net	668,745	768,907
Acquired technology, net	399,997	753,794
Customer relationships, net	1,756,131	369,524
Goodwill	3,073,886	491,376
Total long-term assets	$6,040,180	$2,536,483

TOTAL ASSETS	$7,405,335	$2,690,677

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$1,243,991	$1,664,125
Operating lease liability, current portion	58,503	89,088
Notes payable, current portion	1,198,373	1,429,207
Deferred revenue, current portion	10,409	2,775
Total current liabilities	$2,511,276	$3,185,195

Operating lease liability, net of current portion	$32,316	$61,389
Deferred revenue, net of current portion	20,344	73,033
Notes payable, net of current portion	2,749,682	-
Total long-term liabilities	$2,802,342	$134,422

TOTAL LIABILITIES	$5,313,618	$3,319,617

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 159,205,016 as of September 30, 2021 and 90,081,336 as of December 31, 2020	$159,205	$90,081
Additional paid-in-capital	83,265,503	77,112,060
Accumulated deficit	(81,332,991)	(77,831,081)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$2,091,717	$(628,940)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,405,335	$2,690,677

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	% Incr/(Decr)	September 30, 2021	September 30, 2020	% Incr/(Decr)
Revenue	$1,365,112	$530,000	158%	$3,050,488	$1,508,000	102%
Cost of sales	420,915	274,000	54%	928,675	703,000	32%
Gross profit	$944,197	$256,000		$2,121,813	$805,000

Expenses
Selling, general and administrative	$1,342,531	$746,000	80%	$3,202,789	$2,425,000	32%
Depreciation and amortization	350,957	229,000	53%	854,368	677,000	26%
Total operating expenses	$1,693,488	$975,000		$4,057,157	$3,102,000
Loss from operations	$(749,291)	$(719,000)		$(1,935,344)	$(2,297,000)

Other income (expense)
Interest expense	$(97,551)	$(79,000)	23%	$(357,873)	$(148,000)	142%
Other income (expense)	(26,732)	-		304,672	10,000	2947%
Loss on derivatives	(232,189)	-		(1,513,366)	-
Gain on cancellation of liabilities	-	24,000	-100%	-	24,000	-100%
Total other income (expense)	$(356,472)	$(55,000)	548%	$(1,566,567)	$(114,000)	1274%

Net loss	$(1,105,763)	$(774,000)	43%	$(3,501,911)	$(2,411,000)	45%

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)		$(0.03)	$(0.03)
Net income per diluted share available to common stockholders

Weighted average number of shares, basic and diluted	155,351,644	75,923,838		137,519,808	72,776,256

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2020	67,476,089	$67,000	$74,738,000	$(74,340,000)	$465,000
Stock issued for cash and conversion of notes payable	2,336,255	3,000	587,000	-	590,000
Stock issued for services	-	-	-	-	-
Stock compensation expense	131,250	-	95,000	-	95,000
Stock issued for asset acquisition of TrinIT	730,000	1,000	182,000	-	183,000
Net loss	-	-	-	(780,000)	(780,000)
Balances at March 31, 2020	70,673,594	$71,000	$75,602,000	$(75,120,000)	$553,000

Stock issued for cash	100,000	$-	$25,000	$-	$25,000
Stock issued for conversion of note payable	76,997	-	8,000	-	8,000
Stock compensation expense	1,617,861	1,000	224,000	-	225,000
Stock issued for conversion of accounts payable	1,000,000	1,000	249,000		250,000
Stock issued for stock option exercises	5,000	-	1,000	-	1,000
Net loss	-	-	-	(857,000)	(857,000)
Balances at June 30, 2020	73,473,452	$73,000	$76,109,000	$(75,977,000)	$205,000

Stock issued for cash	3,328,000	$4,000	$378,000	$-	$382,000
Stock issued for conversion of convertible notes payable	3,114,696	3,000	115,000	-	118,000
Stock compensation expense	-	-	48,000	-	48,000
Stock issued as origination fee in convertible debt agreement	25,000	-	2,000		2,000
Net loss	-	-	-	(774,000)	(774,000)
Balances at September 30, 2020	79,941,148	$80,000	$76,652,000	$(76,751,000)	$(19,000)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2021	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)
Stock issued for cash	22,504,600	22,505	1,394,808	-	1,417,313
Stock issued for conversion of fees for services payable	7,948,502	7,948	473,975	-	481,923
Stock compensation expense	3,968,795	3,969	114,827	-	118,796
Net loss	-	-	-	(812,914)	(812,914)
Balances at March 31, 2021	124,503,233	$124,503	79,095,670	(78,643,995)	576,178

Stock issued for cash	16,015,000	$16,015	$1,487,485	$-	$1,503,500
Stock compensation expense	3,115,166	3,115	65,830	-	68,945
Stock issued for convertible debt	2,730,000	2,730	1,281,176	-	1,283,906
Stock issued for asset acquisition of Advantech	5,000,000	5,000	495,000		500,000
Stock issued for asset acquisition of BCS	250,000	250	-	-	250
Net loss	-	-	-	(1,583,233)	(1,583,233)
Balances at June 30, 2021	151,613,399	$151,613	$82,425,161	$(80,227,228)	$2,349,546

Stock issued for cash	2,300,000	$2,300	$97,700	$-	$100,000
Stock compensation expense	245,000	245	15,499	-	15,744
Stock issued as origination fee in convertible debt agreement	1,000,000	1,000	231,190	-	232,190
Stock issued for asset acquisition of Spectrum Technology Solutions	4,046,617	4,047	495,953	-	500,000
Net loss				(1,105,763)	(1,105,763)
Balances at September 30, 2021	159,205,016	$159,205	$83,265,503	$(81,332,991)	$2,091,717

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITTIES
Net loss	$(3,501,911)	$(2,411,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,832	6,000
Amortization expense	851,537	671,000
Loss on derivatives	1,513,366	-
Change in allowance for doubtful accounts	-	60,000
Gain on cancellation of liabilities	(331,404)	(24,000)
Stock compensation expense	113,657	368,000
Non-cash interest expense	102,645	43,000
Changes in assets and liabilities:
Accounts receivable	(322,368)	(80,000)
Prepaid expenses	(161,815)	(16,000)
Right of use asset, net of lease liability	(59,658)	(2,000)
Accounts payable and accrued expenses	(89,788)	268,000
Deferred revenue	(45,055)	(25,000)
NET CASH USED IN OPERATING ACTIVITIES	$(1,927,962)	$(1,142,000)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Advantech/BCS/STS	$(3,200,022)	$(375,000)
Additions to capitalized software	(183,863)	(435,000)
Purchases of capital assets	(9,154)	-
NET CASH USED IN INVESTING ACTIVITIES	$(3,393,039)	$(810,000)

FINANCING ACTIVITES
Net proceeds from debt	$3,300,881	$676,000
Payments on debt	(875,887)	(71,000)
Proceeds from issuance of common stock	3,587,563	977,000
Proceeds from exercise of employee stock options	-	1,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,012,557	$1,583,000

NET CHANGE IN CASH	$691,556	$(369,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	7,619	445,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$699,175	$76,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$233,465	$74,000
Stock issued for acquisitions	$500,250	$183,000
Stock issued for acquisition of technology	$-	$-
Stock issued for conversion of convertible notes payable	$-	$146,000
Stock issued for conversion of notes payable	$-	$-
Stock issued for conversion of accounts payable	$(7,266)	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

Software as a Service (SaaS) Offerings

The Company currently markets secure HIPAA compliant cloud-based software as a service (SaaS) offering under the names of iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCoreHuddle, iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify. iCoreCloud and iCorePay. The Company’s software is sold under annual recurring revenue subscriptions.

iCoreExchange – iCoreExchange offers hospitals, physician practices, dental practices, and other healthcare professionals the extensive functionality needed to securely transfer patient health information to anyone, anywhere and at any time.

iCoreExchange provides a secure, HIPAA compliant email solution using the Direct Protocol that allows doctors to send and receive secure email with attachments to and from other healthcare professionals in the network or outside the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g., patients and referrals. Users have the ability to build a community, access other communities and increase referrals and collaboration. Users can email standard office documents, JPEG, PDF as well as files with discrete data, Consolidated Clinical Document Architecture (“CCDA”), which can then be imported and accessed on most Electronic Health Record (EHR) and Practice Management systems in a HIPAA compliant manner.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires providers and healthcare professionals to transmit encrypted personal health information via electronic means.

iCoreCodeGenius – is Coding Software that provides the coding standards for the 10th revision of the International Statistical Classification of Diseases and Related Health Problems (ICD), a medical classification list published by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances and external causes of injury and diseases.

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

iCoreMD and iCoreDental -- iCoreMD and iCoreDental are complete EHR/Practice Management software solution platforms created for the medical and dental communities in response to feedback from doctors and dentists telling us they wanted a cloud-based software that was more flexible than the current medical and dental platforms in the marketplace. The software includes patient demographics, scheduling, billing, electronic medical records, electronic claims, e-prescriptions, labs, merchant services, and patient reminders along with a complete suite of standard reporting capabilities and data analytics to help run a medical or dental practice.

Our cloud-based software was certified in November 2015 by the Office of the National Coordinator for Health Information Technology (ONC), certificate number 150120r0.

iCoreMobile -- iCoreMobile is our third complete EHR software platform. It was designed and built specifically for mobile medical and dental care centers. In addition to the features included in iCoreMD and iCoreDental, iCoreMobile also includes workflow optimizations and process enhancements to cater to providers in mobile settings. The software utilizes fully customizable patient intake forms to improve workflow. The software ensures that once a patient’s C-CDA import has been accepted, it is immediately available on all mobile workstations. The enhanced reporting system and metrics provides the main office with extensive data analytics of the mobile unit. The customizable nature of the reporting system allows mobile operators to compare the efficiency of their units.

iCoreHuddle – iCoreHuddle is a powerful analytical tool that instantly reveals the revenue potential of each patient. The service connects to most popular practice management and EHR systems to optimize revenue realization. It provides the practice with a dashboard containing various metrics, analytics, and Key Performance Indicators (“KPIs”). iCoreHuddle provides a daily view of patient schedules, including their outstanding balances, uncompleted treatment plans, recall information, procedure information and the amount of remaining insurance benefits. The software also provides one-click access to each patient’s insurance eligibility, including a detailed benefits and deductibles report. This tool aims to increase the workflow efficiency of the dentist’s practice by reducing the number of required lookups and clicks for each patient.

iCoreRx – iCoreRx is a HIPAA compliant electronic ePrescription software that integrates with popular practice management and EHR systems. This module saves time by selecting exact medications at available doses with built-in support from a drug directory and provides full support for EPCS (electronic prescribed controlled substances). It protects both the patient and provider by viewing the patient’s complete medication history. It also speeds up the process by allowing the doctor to create a “favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP / PMP) history before prescribing controlled substances. This service provides a one-click real-time access to the state databases without the need to manually enter data and provides access to PDMP data, including a patient’s health history. This tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors. The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which will ultimately lead to improved patient safety and better patient outcomes.

iCoreVerify – Allows practices to very patient insurance verification benefits automatically in advance of the patients visit. Response from payer database typically takes less than 1 second after clicking our Real-Time Benefit Check (RTBC) button Real-time technology checks patient’s benefits availability directly from the payer‘s database with no need to speak to a representative. Results indicate remaining available benefits substantially reduces required phone calls and labor hours integrates with popular practice management software.

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

The results of operations for the nine-month period ended September 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Form 10-K filed with the SEC.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due us. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $76,531 and $77,000 as of September 30, 2021 and December 31, 2020, respectively.

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

Goodwill

Goodwill consists of the purchase price of business acquisitions in excess of the fair value of the net assets acquired. Goodwill is reviewed for impairment annually or when events or circumstances indicate that the carrying value of the reporting unit may exceed its fair value. If the carrying value of a reporting unit exceeds the fair value, an impairment loss will be recognized. The Company did not recognize any impairment charges for the fiscal quarter ended September 30, 2021 and 2020.

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

As of September 30, 2021, we had $3.074 million of Goodwill on our balance sheet associated with five acquisitions, ICD Logic, TrinIT, Advantech and STS. ICD Logic related goodwill, which accounts for $0.361 million of the total Goodwill balance is the basis for the underlying technology associated with one of the Company’s faster growing and more promising SaaS offerings. TrinIT related Goodwill accounts for $0.130 million of the total Goodwill balance, and STS related Goodwill accounts for $1.700million. The TrinIT acquisition was made in 2020 and is performing to expectations. Advantech accounted for $.799 million. During 2021, there were no indications of a triggering event at the level 2 reporting units. The annual goodwill impairment analysis resulted in no indications of impairment in 2020 or 2019.

We are subject to financial statement risk to the extent that our goodwill become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations.

Revenue Recognition

We have 6 primary sources of revenue as of September 30, 2021:

1.	ePrescription Software
2.	Analytics
3.	Encrypted and HIPAA Compliant Secure email
4.	ICD Coding Software
5.	Electronic Health Records (EHR/Practice Management) software
6.	Real-Time insurance verification and remaining benefits

1)	ePrescription software services are provided on an annual basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

2)	Analytics software services are provided on an annual basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

3)	Encrypted HIPAA compliant secure email services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

4)	ICD coding services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

5)	Revenue from Practice Management software licensing arrangements are based on subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

6)	Real-time insurance services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

7)	IT services and MSaaS offerings

We recognize revenue for our service in accordance with accounting standard ASC 606. Our customers are acquired through our own salesforce and through the referrals from our many state association marketing partners. We primarily generate revenue from multiple SaaS and MSaaS offerings, which typically include subscriptions to our online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Eighty-eight percent of our revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of our revenue is 100% in North America.

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

For the nine-month period ended September 30, 2021, the Company generated an operating loss of $1,935,344. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $81,332,991, $2,091,717 and $1,146,122, respectively, on September 30, 2021. The Company’s activities were primarily financed through private placements of equity securities. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

3. NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

The Company issued a note payable to a related party on December 31, 2018 with a principal amount of $714,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and with a balloon payment due by the maturity date of December 31, 2019. The balloon payment due on December 31, 2019 was not made and the Company issued, in exchange for the original note, a new note dated December 31, 2019 with a principal amount of $556,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and a balloon payment due by the maturity date of December 31, 2020.The amounts owing on the note as of December 31, 2019 were $556,000 of principal plus a nominal amount of accrued interest. As of December 31, 2020, $535,021 of principal was outstanding on this note payable. Subsequent to the end of fiscal 2020, the maturity on note payable to the related party was extended to a new 2-year term note payable bearing interest rate payable of 18% per annum with a maturity date of December 31, 2023. The note will pay monthly cash interest only in the first year (12 months) of note payable term. In the 2nd year, the note payable will be repaid with 12 monthly installment payments of interest and principal until fully repaid.

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

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from the preliminary finance company in April 2021 (the “Investor” or “Holder”). An Interest charge of 15% per annum shall accrue and be paid on the maturity date. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share.

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

Included in the September 30, 2021 and December 31, 2020 financial statements is a derivative liability in the amount of $715,223 and $0, respectively, to account for these transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

	September 30,	December 31,
	2021	2020
Derivative Liability - Warrants
Estimated number of underlying shares	10,600,000	-
Estimated market price per share	$-	$-
Exercise price per share	$0.20 to $0.25	$-
Expected volatility	247%	0%
Expected dividends	-	-
Expected term (in years)	10	-
Derivative liability	$715,223	$-

Derivative Liability - Convertible Notes
Estimated number of underlying shares	2,730,000	-
Estimated market price per share	$0.13	$-
Exercise price per share	$0.10	$-
Expected volatility	247%	0%
Expected dividends	-	-
Expected term (in years)	2	-
Derivative liability	$349,488	$-

Included in the Statements of Operations for the six months ended September 30, 2021 and September 30, 2020 is a loss of $1,513,366 and $0 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

4. COMMON STOCK

Stock Issuances

In January of 2021, executives and employees converted notes payable and services rendered of $481,923 into approximately 7.9 million shares of Common Stock. In the first, second and third quarter of 2021, the Company issued approximately 40.8 million shares of Common stock for $3.020 million in cash.

In January of 2021, the Company and a finance company entered into a Purchase Agreement between the Company and an Investor (the “Investor”). The Purchase Agreement is an equity line of credit and the Investor committed to purchase, subject to certain restrictions and conditions, up to $5.0 million worth (the “Commitment”) of the Company’s common stock over a period of 24 months from the effectiveness of the registration statement registering for resale shares purchased by the Investor pursuant to the Purchase Agreement. The Company has no other lines of credit as of September 30, 2021.

Stock Options

During the nine-month period ended September 30, 2021, there were 2,880,000 options to purchase shares of common stock granted to employees, no options expired or were forfeited and 10,000 options were exercised.

A summary of option activity for the nine-month period ended September 30, 2021, is presented below:

2021 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2021	1,405,000	$0.24	7.7	$-
Granted	2,880,000	$0.13	10.0	$-
Exercised	(10,000)	$0.15	0.0	$-
Forfeited	-	$-
Balance Outstanding - September 30, 2021	4,275,000	$0.15	9.0	$-
Exercisable - September 30, 2021	1,395,000	$0.24	6.9	$-

2021 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2021	-	$-	0.0
Granted	2,800,000	$0	3.0
Vested	-	$-
Forfeited/expired	-
Nonvested - September 30, 2021	2,800,000	$0	3.0

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

Common Stock Warrants - In April, May and August of 2021, in connection with the issuance of the Company’s Convertible Promissory Notes and Promissory Notes, the Company issued warrants to purchase the Company’s Common Stock. These warrants were designated Common Stock Warrants with an initial term of 5 years and an exercise prices of $0.20 and $0.25. The Company may not effect, and a holder will not be entitled to, convert the Common Stock Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99%.

As of September, 2021, the number of shares issuable upon exercise of the Common Stock Warrants were 10.6 million shares.

Type	Issue Date	Shares	Price	Expiration
Investors	4/19/2021	1,300,000	$0.20	4/19/2026
Investors	4/19/2021	1,300,000	$0.25	4/19/2026
Investors	4/22/2021	1,300,000	$0.20	4/22/2026
Investors	4/22/2021	1,300,000	$0.25	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	1,500,000	$0.25	8/31/2026
Total		10,600,000

5. SOFTWARE DEVELOPMENT COSTS

The Company continued to develop its software products with significant features and enhancements during the nine-month period ended September 30, 2021 and has continued to capitalize development costs during that period. A summary of the capitalization and amortization of the software development costs is as follows:

	September 30, 2021	December 31, 2020
Development costs	$2,663,000	$2,479,137
Acquired technology	1,527,186	1,527,186
Less accumulated amortization	(3,121,443)	(2,483,622)
	$1,068,742	$1,522,701

6. COMMITMENTS AND CONTINGENCIES

On November 15, 2017, the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provided for a one-year renewal term at the option of the Company that the company exercised. An amendment to this lease was signed on October 26, 2020 which extended the lease term through October 31, 2021. On September 10, 2021 an additional seven month extension was signed extending the lease term to May 30, 2022. On September 22, 2021 the Company signed a six year and one month lease agreement for approximately 7,650 square feet for its new headquarters commencing on January 1, 2022 located in Ocoee, Florida. The lease provides for a five year renewal term at the option of the Company. The company signed a three-year lease agreement for approximately 2.100 square feet of office space locate din Concord, NC on July 16, 2020. With the acquisition of Advantech, the Company signed a two-year lease on May 12, 2021 for an office in Scottsdale, AZ.

As of September 30, 2021, undiscounted future lease obligations for the office space are $90,897 for period ending September 30, 2021.

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

iCoreConnect Lease Commitments
as of September 30, 2021
Less than 1 year	1-3 years	3-5 years	Total

246,672	770,010	609,536	1,626,218

Lease costs for the nine months ending September 30, 2021 were $86,421 and cash paid for amounts included in the measurement of lease liabilities for the year ended September 30, 2020 were $86,343. As of September 30, 2021, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,626,218
Present value adjustment using incremental borrowing rate	1,535,399
Lease liabilities	$90,819

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

The company had no significant customer (greater than 10% of total revenue) for nine months ending September 30, 2021. The Company had 1 significant customer in the nine months ending September 30, 2020. The customer’s share of total revenue fell to under 10% from the nine months ending September 30, 2020 due to organic growth of other customers and the acquisition of TrinIT, Advantech and STS that further diversified the Company’s customer concentration. The company has accounts receivable concentration with three customers that represent 4%, 16%, and 4% of our accounts receivable. Overall, the company grew its accounts receivable approximately ending balance 283% for the nine months ending September 30, 2021 compared to the nine months ending September 30, 2020, compared to an over 102% growth in sales for the same period. Day’s sales outstanding was less than 30 days as of September 30, 2021.

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

Revenue Segment

Net sales by revenue type were as follows:

	For the Nine Months Ended September 30
	2021	%	2020	%	% Change
Revenue:
Subscription software and services	$2,701,005	89%	$1,215,661	81%	122%

Professional services and other	349,483	11%	292,339	19%	20%

	$3,050,488	100%	$1,508,000	100%	102%

9. BUSINESS COMBINATIONS

On September 1, 2021 the Company acquired substantially all of the assets and business of Spectrum Technology Solutions, LLC, an Arizona limited liability company doing business as STS (“Seller”), in exchange for (i) 4,046,617 shares of common stock of Buyer and; (ii) $1,350,000 in cash all upon the terms and conditions set forth in an Asset Purchase Agreement dated as of September 1, 2021 (the “Spectrum Technology Solutions, LLC Asset Purchase Agreement”).

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

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of September 1, 2021:

Consideration Paid:
Cash	$1,500,000
Common stock	500,000
$2,000,000

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$150,000
Accounts Receivable	35,223
Fixed Assets	32,000
Goodwill	1,782,777
Total assets acquired	$2,000,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading "Risk Factors" included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on April 15, 2021 and under the heading entitled “Going Concern” in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

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

Software as a Service (SaaS) Offerings

iCoreConnect’s SaaS offerings are focused on compliance, workflow/productivity, revenue reimbursement and electronic health records systems. The Company currently markets secure HIPAA compliant cloud-based software as a service (SaaS) offering under the names of iCoreExchange, iCoreCodeGenius, iCoreSecure, iCoreMD, iCoreDental, iCoreMobile, iCoreHuddle, iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify and iCorePay. The Company’s software is sold under annual recurring revenue subscriptions.

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

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 89% and 81% of our total revenue for the nine months ended September 30, 2021 and 2020. We sell multiple offerings at different base prices on a subscription basis to meet the needs of the customers we serve. Most of our customers’ subscriptions are one year or less in duration.

Professional services and other revenue account for 11% and 19% of our total revenue for the nine months ended September 30, 2021 and 2020. Professional services and other revenue include hardware, software, labor and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

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

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from the preliminary finance company in April 2021 (the “Investor” or “Holder”). An Interest charge of 15% per annum shall accrue and be paid on the maturity date. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share.

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

Executive Summary

Financial Results for the Three Months Ended September 30, 2021

Our total revenue for the three months ended September 30, 2021, increased by 158% to $1.365 million compared with $0.530 million during the same period in 2020. An increased number of SaaS and MSP subscriptions drove growth in the quarter. The Company ended the quarter with over approximately 18,000 subscriptions on our platform up from approximately 8,000 subscriptions in the prior year period.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 70% and 48% for the three months ended September 30, 2021 and 2020, respectively. Gross Profit increased $0.688 million compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•

Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings and electronic prescription adoption for improved safety and workflow. Regulatory mandates and approaching state deadlines are catalysts for the adoption of electronic prescriptions delivered through the cloud.

•

Business Development. The Company has pursued and won contracts with larger enterprise health care businesses. In May of 2020, we won our first contract with a Dental Support Organization (DSO) and, currently, we have 24 DSO customers, with more anticipated contract wins in 2021.

•	HubSpot rollout. We began rolling out the HubSpot sales and marketing operations platform in the quarter to improve automation, efficiencies and lead tracking.
•

Acquisitions. In April, we acquired Advantech, a Scottsdale, AZ based MSP. Advantech will be accretive to our gross margins, profitability and growth, while leveraging our new marketing relationship with the Arizona Dental Association. In September, we acquired Spectrum Technology Solutions, LLC, also a Scottsdale, AZ based MSP, like Advantech, Spectrum Technology Solutions will be accretive to our gross margins, profitability and growth and enhance our market relationships in the Arizona market.

•

Capital raise. In the first nine months of 2021, the company raised over $2 million of equity and $3.0 million in the form of notes and convertible notes to fund growth and the acquisition of Advantech and Spectrum Technology Solutions.

•

COVID-19. We continue to see the negative impact of COVID-19 as headwinds during 2020 turn to tailwinds in 2021 as health care businesses return to normal operations and look for SaaS offerings that better improve their workflow, regulatory compliance, insurance reimbursement and IT security and reliability.

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Nine Months Ended
	September 30, 2021	September 30, 2020	% Incr/(Decr)
Revenue	$3,050,488	$1,508,000	102%
Cost of sales	928,675	703,000	32%
Gross profit	$2,121,813	$805,000

Expenses
Selling, general and administrative	$3,202,789	$2,425,000	32%
Depreciation and amortization	854,368	677,000	26%
Total operating expenses	$4,057,157	$3,102,000
Loss from operations	$(1,935,344)	$(2,297,000)

Other income (expense)
Interest expense	$(357,873)	$(148,000)	142%
Other income (expense)	304,672	10,000	2947%
Loss on derivatives	(1,513,366)	-
Gain on cancellation of liabilities	-	24,000	-100%
Total other income (expense)	$(1,566,565)	$(114,000)	1274%

Net loss	$(3,501,911)	$(2,411,000)	45%

Net loss per share available to common stockholders, basic and diluted	$(0.03)	$(0.03)
Net income per diluted share available to common stockholders

Weighted average number of shares, basic and diluted	137,519,808	72,776,256

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Nine Month Period Ended September 30, 2021 (“3Q 2021”) Compared to Nine Month Period Ended September 30, 2020 (“3Q 2020”)

Revenues. Net revenues of $3,050,488 for the 3Q 2021 period increased $1,542,488 or 102% compared to $1,508,000 for the 3Q 2020 period. The increase between periods was due to recurring SaaS revenues generated by a rapid growth in subscribers. Revenue from Subscription Software and Services grew 122% to $2,701,005 compared to $1,215,661 during the same period in 2020. Professional Services and Other revenue grew 20% to $349,483 compared to $292,339 for the same period in 2020.

Cost of sales. Cost of sales of $928,675 for the 3Q 2021 period increased $225,675 or 32% compared to $703,000 for the 3Q 2020 period. The increase between periods was due primarily to increases in cost of services purchased that are related to our SaaS and MSaaS offerings. Cost of sales related to SaaS and MSaaS offerings are generally more fixed in nature than variable, allowing this these costs to grow slower than revenue growth.

Selling, general and administrative expenses. Selling, general and administrative expenses of $3,202,789 for the 3Q 2021 period increased $777,789 or 32% compared to $2,425,000 for the 3Q 2020 period. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expense to support a high rate of growth.

Depreciation and amortization expenses. Depreciation and amortization expenses of $854,368 for the 3Q 2021 period increased $177,368 or 26% compared to $677,000 for the 3Q 2020 period. The increase between periods was primarily made of two components. The 1Q 2020 acquisition of TrinIT increased our quarterly amortization costs starting in 1Q 2020. In the third quarter of 2020, a “true up” for the acquisition of technology from Claricare added additional intangible assets of $255,581 to the balance sheet and subsequent additional amortization expense in 2Q 2021.

Interest Expense. Interest expense of $357,873 for the 3Q 2021 period increased $209,873 or 142% compared to $148,000 in the 3Q 2020 period. The increase between periods was primarily due increased debt levels taken on to fund acquisitions, the issuance of convertible notes with shares and warrants, issuance of debt with warrants as well as interest expense and fees for early payoff of convertible notes that are one-time in nature.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine-month period ended September 30, 2021 the Company generated an operating loss of $1,935,344. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $81,332,991, $2,091,716 and $1,146,122, respectively, on September 30, 2021. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the nine-month periods ended September 30, 2021 and 2020 related to our operations:

	Nine Month Ended
	September 30,	December 31,
	2021	2020
Net cash used in operating activities	$(1,927,962)	$(1,142,000)
Net cash used in investing activities	(3,393,039)	(810,000)
Net cash provided by financing activities	6,012,557	1,583,000
Net change in cash	691,556	(369,000)
Cash and cash equivalents at beginning of the period	7,619	445,000
Cash and cash equivalents at end of the period	$699,175	$76,000

Operating Activities: Net cash used by operating activities of $1,927,962, for the nine-month period ended September 30, 2021 was $785,962 more than the $1,142,000 cash used by operations for the nine-month period ended September 30, 2020. The increase in cash utilized by operating activities compared to the nine-month period ended September 30, 2020 was primarily attributable to a $357,788 decrease in accounts payable and accrued liabilities and to a lesser extent the cash impact of changes in other operating assets and liabilities. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities of $3,393,039 for the nine-month period ended September 30, 2021 compared to $810,000 cash used by investing activities for the nine -month period ended September 30, 2020. The Company increased its outlay for acquisitions in 2021 by $2,825,022 of the comparative nine month period which was slightly offset by a decrease of $251,137 in software development spending. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $6,012,557 for the nine-month period ended September 30, 2021 was $4,429,557 more than the $1,583,000 cash provided by financing activities for the nine-month period ended September 30, 2020. This was primarily due to larger cash proceeds of $3,020,813 for the issuance of common stock and larger net proceeds from the issuance of debt of $3,300,881 compared to Q3 2020. These funding sources were partially offset by an increase in debt payments of $875,887 for the nine-month period ended September 30,2021 versus $71,000 for the comparative period in 2020.

Credit Facilities

The Company currently has no active line of credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer has evaluated our disclosure controls and procedures. Based on such evaluation, and after considering the controls implemented to mitigate the material weakness related to insufficient accounting personnel discussed below, he has concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that information relating to the Company required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to him and other members of our management as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of September 30, 2021, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time, may be a party to various litigation, claims and disputes, arising in the ordinary course of business. While the ultimate impact of such actions cannot be predicted with certainty, we believe the outcome of these matters, except for that noted below, will not have a material adverse effect on our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended September 30, 2021 is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Nine-Month Period Ended September 30, 2021 and 2020 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No	Description

5.6	Lease extension dated September 10, 2021 between iCoreConnect Inc and Lake Butler Plaza Properties LLC

5.7	Lease Agreement dated September 22, 2021 between iCoreConnect Inc and Four Two Nine, Inc.

10.16	Asset Purchase Agreement dated September 1, 2021 between iCoreConnect Inc and Spectrum Technology Solutions an Arizona Corporation*

31.1	CEO Certification pursuant to rule 13a-14(a)

31.2	CFO Certification pursuant to rule 13a-14(a)

32.1	CEO Sarbanes Oxley certification

32.2	CFO Sarbanes Oxley certification

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Incorporated by reference to the Form S-1 filed with the SEC on 10-15-2021.

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

iCoreConnect, Inc. (Registrant)

Date: November 15, 2021	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

