Form 10-K
period 2021-12-31
iCoreConnect Inc.
filed 2022-04-18
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended December 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 000-52765

iCoreConnect Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-4182867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

529 E Crown Point Road, Suite 250 Ocoee, FL 34761

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

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its shares (based on a closing price of $0.21 per share on June 30, 2021 as reported on the OTCQB Exchange) held by non-affiliates was approximately $9.7 million.

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2022: 172,216,323.

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

PART I

Item 1. Business.

Overview

Company History

iCoreConnect Inc., (the “Company”), a Nevada Corporation, is a market leading cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

Software as a Service (SaaS) Offerings

The Company currently markets secure Health Insurance Portability and Accountability Act (HIPAA) compliant cloud-based software as a service (SaaS) offering under the names of iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify, iCoreHuddle, iCoreHuddle+, iCoreCodeGenius, iCoreExchange, iCoreCloud, iCorePay, iCoreSecure, and iCoreIT. The Company’s software is sold under annual recurring revenue subscriptions.

iCoreRx – iCoreRx is a HIPAA compliant electronic prescription SaaS solution that integrates with popular practice management and electronic health record systems. It saves time by selecting exact medications at available doses with built-in support from a drug directory and provides full support for Electronic Prescriptions for Controlled Substances (iCoreEPCS). It protects both the patient and provider by viewing the patient’s complete medication history. It also speeds up the process by allowing the doctor to create a “favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP) history before prescribing controlled substances. This service provides a one-click real-time access to the state databases without the need to manually enter data. This tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors. The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which will ultimately lead to improved patient safety and better patient outcomes.

iCoreVerify - iCoreVerify is a HIPAA compliant SaaS solution that allows practices to verify patient insurance benefits automatically and on-demand using our real time technology. It provides the practice with the ability to check available patient benefits directly from the payer’s in real-time. The system returns results typically in less than one second for most responses. This substantially reduces the phone calls and labor hours for the practice. This tool integrates with most popular practice management systems.

iCoreHuddle and iCoreHuddle+ – iCoreHuddle is a powerful HIPAA compliant SaaS solution to instantly reveal the revenue potential of each patient. The service connects to most popular practice management and electronic health record systems to optimize revenue realization. It provides the practice with a dashboard containing various metrics, analytics, and Key Performance Indicators (“KPIs”). iCoreHuddle provides a daily view of patient schedules, including their outstanding balances, unscheduled treatment plans, recall information, procedure information and the amount of remaining insurance benefits. The software also provides one-click access to each patient’s insurance eligibility, including a detailed benefits and deductibles report. This tool aims to increase the workflow efficiency of the dentist’s practice by reducing the number of required lookups and clicks for each patient. iCoreHuddle+ offers enhanced analytical tools for practices to optimize their revenue generation process and workflows.

iCoreCodeGenius – iCoreCodeGenius is a medical coding reference SaaS solution that provides the coding standards for the 10th revision of the International Classification of Diseases and Related Health Problems (ICD-10), a medical classification list published by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury and diseases.

iCoreCodeGenius includes a full ICD-10 code lookup and guidance, automatic prompting of comorbidities and Hierarchical Condition Category’s (HCC) to aid in obtaining the appropriate reimbursement with a high degree of accuracy, and the ability to reduce or eliminate queries and denials.

iCoreExchange – iCoreExchange provides a secure, HIPAA compliant SaaS email solution using the Direct Protocol that allows doctors to send and receive secure email with attachments to and from other healthcare professionals in the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g., patients and referrals. Users have the ability to build a community, access other communities and increase referrals and collaboration. Users can email standard office documents, JPEG, PDF as well as patient files with discrete data, which can then be imported and accessed on most Electronic Health Record (EHR) and Practice Management (PM) systems in a HIPAA compliant manner.

iCoreCloud - iCoreCloud offers customers the ability to backup their on-premise servers and computers to the cloud. iCoreCloud is a fully HIPAA compliant and automated backup solution. The data backed up is encrypted both in transit and while at rest. In case of full data loss, the mirrored data in the cloud can be seamlessly restored back to the practice on a new computer or a server. The data is stored encrypted in HIPAA compliant data centers with multiple layers of redundancy. The data centers are physically secure with restricted personnel and biometric access. The locations are also guarded by security 24 hours a day, 365 days a year.

iCorePay – iCorePay offers a seamless patient payment processing solutions for customers. iCorePay integrates into the practice workflow for payment and revenue cycle tracking.

iCoreSecure – Recent newscasts have been replete with reporting regarding many breaches of consumer personal information. We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed iCoreSecure, an encrypted email solution for anyone that needs encrypted email to protect personal and financial data. iCoreSecure is a secure SaaS solution that solves privacy concerns in the insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

iCoreIT - The trend in IT Services companies for over a decade has been to move away from a “Break/Fix '' model to a “Managed Service Provider (MSP)” and “Managed Software as a Service (MSaaS)” model with recurring revenue.

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

Going forward, by leveraging MSP/MSaaS with our expertise in cloud computing, our customers can easily scale their business without extensive capital investment or disruption in services.

The Company is competitively positioned to address the growing need for MSaaS: Our current and future customers need managed IT services, along with cloud computing, storage and HIPAA compliant backup and encryption; Managed service providers that can support the migration to cloud computing are in high demand; The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people; Our management team has decades of experience operating successful IT companies; and The MSaaS revenue model matches our SaaS and MRR models.

Competition - The Company experiences competition from a variety of sources with respect to virtually all of its products and services. The Company knows of no single entity that competes with it across the full range of its products and services; however, each of the lines of business in which the Company is engaged is highly competitive. Competition in the markets served is based on several considerations, which may include price, technology, applications, experience, know-how, reputation, service, and distribution. While we believe we offer a unique combination of products and services, a few competitors offer one or more similar products and services in one or more of our niche markets.

Competitive Strengths

The key advantages of our products and services include:

1. Secure, private, scalable, and reliable.

Our services have been designed to provide our customers with privacy and high levels of performance, reliability, and security. We have built, and continue to invest in, a comprehensive security infrastructure, including firewalls, intrusion detection systems, and encryption for transmission over the Internet, which we monitor and test on a regular basis. We have designed, built, and continue to maintain a multi-tenant application architecture that has been designed to enable our service to scale securely, reliably and cost effectively. Our multi-tenant application architecture maintains the integrity and separation of customer data while still permitting all customers to use the same application functionality simultaneously.

2. Rapid deployment and lower total cost of ownership.

Our services can be deployed rapidly since our customers do not have to spend time procuring, installing, or maintaining the servers, storage, networking equipment, security products or other hardware and software. We enable customers to achieve up-front savings relative to the traditional enterprise software model. Customers benefit from the predictability of their future costs since they generally pay for the service on a per subscriber basis for the term of the subscription contract.

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

Competitive Strategy

Key elements of our strategy include:

1. Extending existing service offerings. We continue to innovate based on customer feedback and have designed our solutions to easily accommodate new features and functionality, especially in underserved areas of compliance and improved workflow/profitability for dental and physician practices. We continually look to improve our products and services by adding new features, functions and increased security through our own development, acquisitions, and partnerships.

2. Expanding existing customer relationships. We see significant opportunities to deepen our relationships with our existing customers. As our customers realize the benefits of our products and services, we aim to provide additional value-added products and services.

3. Expanding into new horizontal markets. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, claims coding and processing, and electronic prescribing. We drive innovation both organically and through acquisitions.

4. Extending go to market capabilities. We believe that our offerings provide significant value for businesses of any size. We continue to pursue businesses of all sizes and industries through our direct sales force and partnerships. In the past several years we have competed and won over 81 major healthcare association endorsements in 25 states. We plan to increase the number of direct sales professionals we employ and intend to develop additional distribution channels for our products and services.

In addition to the key elements of our business strategy described above, from time to time, we evaluate opportunities to acquire or invest in complementary businesses, services and technologies, and intellectual property rights.

EMPLOYEES

As of December 31, 2021, and December 31, 2020, the Company had 55 and 25 full-time employees, respectively.

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

Because we have a limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses. Revenues for the years ended December 31, 2021 and December 31, 2020, were $4,956,552 and $2,123,587, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including: merger and acquisition activity; our ability to achieve significant sales for our products and services; the cost of technology, software and other costs associated with the production and distribution of our products and services; the size and rate of growth of the market for Internet products and online content and services; the potential introduction by others of products that are competitive with our products; the unpredictable nature of online businesses and e-commerce in general; and the general economic conditions in the United States and worldwide.

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

Our future profitability depends on our ability to compete successfully by continuing to differentiate our products and services from the products and services of our competitors. If one or more of our competitors begins to offer integrated, Internet Based, HIPAA Compliant healthcare information collaboration solutions, there may be a material adverse effect on our business, financial condition or operating results. We believe that our ability to compete successfully depends on a number of factors, including: our ability to produce products that are superior in quality to that of our competitors and get those products and services to market quickly; our ability to deliver our products and services at a price that remains competitive with that of our competitors; our ability to respond promptly and effectively to the challenges of technological change, evolving standards, and our competitors’ innovations; the scope of our products and services and the rate at which we and our competitors introduce them; customer service and satisfaction; and industry and general economic trends.

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

We have identified material weaknesses in internal control over financial reporting. If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company operates from its new 7,650 square foot headquarters located in Ocoee, Florida which has been leased on a six year and one month lease beginning January 2022, with an optional five-year renewal term. This office replaces its 4,100 square foot office located in Winter Garden, Florida which is leased by the Company through May 31, 2022. The Company also operates from a 2,100 square foot office space in Concord, NC which is leased by the Company through August 31, 2023.The Company also operates from a 630 square foot office space in Scottsdale, AZ which is leased by the Company to May 12, 2023.

Item 3. Legal Proceedings

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

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The Complainant agreed to begin arbitration on August 31, 2021. We believe these claims are without merit.

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

(b) Holders.

As of December 31, 2021, there were 526 holders of record of our common stock, with 167,493,479 shares of our common stock issued and outstanding.

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future.

(e) Sale of Unregistered Securities

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal year ended December 31, 2021 and 2020 is set forth in the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and 2020, contained in Item 8. Financial Statements and Supplementary Data. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes and funding acquisitions.

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

About the Company

iCoreConnect Inc., (the “Company”), a Nevada Corporation, is a market leading cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

During 2021 we developed our newest products iCoreVerify and iCoreCloud and enhanced our iCoreRx product.

iCoreVerify is a HIPAA compliant SaaS solution that allows practices to verify patient insurance benefits automatically and on-demand using our real time technology. It provides the practice with the ability to check available patient benefits directly from the payer’s in real-time. The system returns results typically in less than one second for most responses. This substantially reduces the phone calls and labor hours for the practice. This tool integrates with most popular practice management systems.

iCoreCloud offers customers the ability to backup their on-premise servers and computers to the cloud. iCoreCloud is a HIPAA compliant and automated backup solution. The data backed up is encrypted both in transit and while at rest. In case of full data loss, the mirrored data in the cloud can be seamlessly restored back to the practice on a new computer or a server. The data is stored encrypted in HIPAA compliant data centers with multiple layers of redundancy. The data centers are physically secure with restricted personnel and biometric access. The locations are also guarded by security 24 hours a day, 365 days a year.

iCoreRx is a HIPAA compliant electronic prescription software that integrates with popular Practice Management and EHR systems. The software can also be a stand-alone product. The software is cloud based allowing providers flexibility and freedom to access the software anytime or anywhere they have an internet connection. There is a built-in drug and medication directory that provides clear, concise, point-of-care drug information including dosing, warning, and precautions, as well as clinical content. iCoreRx provides a doctor’s “favorites” list (templates) and warns the doctor when there is the potential for drug interactions, and drug allergy interactions. Within the software we provide a medication and drug history giving the doctor a more complete picture of a patient’s medication history for better informed, efficient, and safer care decisions. iCorePDMP - is an add-on to our iCoreRx software that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP/PMP) medication history before prescribing controlled substances. This service provides a one-click real-time access to the state databases without the need to manually enter data. The state PDMP sites may provide Narx Scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors.

SaaS Offerings

The Company currently markets secure Health Insurance Portability and Accountability Act (HIPAA) compliant cloud-based software as a service (SaaS) offering under the names of iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify, iCoreHuddle, iCoreHuddle+, iCoreCodeGenius, iCoreExchange, iCoreCloud, iCorePay, iCoreSecure, and iCoreIT. The Company’s software is sold under annual recurring revenue subscriptions.

Managed IT Services (MSP and MSaaS)

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

The Company is positioned to address the growing need for managed services: Our current and future customers need managed IT services, along with cloud computing, storage and HIPAA compliant backup and encryption; Managed service providers that can support the migration to cloud computing are in high demand; The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people; Our management team has decades of experience operating successful IT companies; and the MSP revenue model matches our SaaS, MSaaS MRR (monthly recurring revenue) models.

Financing

We are currently funding our business capital requirements through revenues from product sales and services and sales of our Common Stock and debt arrangements. While we intend to seek additional funding, if revenue increases to a point where we are able to sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised, and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are unable to, or do not raise additional capital in the near future or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

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

Revenue Recognition

We have 5 primary sources of revenue as of December 31, 2021:

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	MSaaS software

1) Electronic Prescription software services are provided an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

2) Insurance verification services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

3) ICD-10 Medical Coding services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

4) Encrypted and HIPAA compliant and secure email services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

5) MSaaS software services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

Software Development Capitalization and Amortization

We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users.

In accordance with ASC 350, Internal-Use-Software, research and planning phase costs are expensed as incurred and development phase costs including direct materials and services, payroll and benefits and interest costs are capitalized.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2021 there is no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of December 31, 2021 there is no impairment of the Company’s Goodwill.

Results of Operations

The following table sets forth our selected financial data for the periods indicated below:

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,	December 31,
	2021	2020
Revenue	$4,956,552	$2,123,587
Cost of sales	1,580,390	1,008,843
Gross profit	3,376,162	1,114,744

Expenses
Selling, general and administrative	5,232,839	3,447,014
Depreciation and amortization	1,430,805	906,060
Total operating expenses	6,663,644	4,353,074
Loss from operations	(3,287,482)	(3,238,330)

Other income (expense)
Interest expense	(500,878)	(238,820)
Financing costs	(1,513,366)	-
Other income (expense)	7,497	(50,733)
PPP loan forgiveness	330,047	-
Gain on cancellation of liabilities	-	36,642
Total other income (expense)	(1,676,700)	(252,911)

Net loss	$(4,964,182)	$(3,491,241)

Net loss per share available to common stockholders, basic and diluted	$(0.03)	$(0.05)

Weighted average number of shares, basic and diluted	146,726,959	76,459,645

The accompanying notes are an integral part of these consolidated financial statements

Twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020

Revenues. Net revenues grew to $4,956,552 for 2021 compared to $2,123,587 for the 2020 period, an increase of 133%. Revenue growth was driven by a combination of strong organic growth in both new and existing products as well as with the asset acquisitions of Advantech IT, Business Computer Solutions and Spectrum Technology Solutions.

Cost of sales. Cost of sales of $1,580,390 for the 2021 period increased $571,547 when compared to $1,008,843 for the 2020 period. The increase between periods was primarily due to the additional costs of servicing the organic growth, the addition of the three asset acquisitions.

Selling, general and administrative expenses. Selling, general and administrative expenses of $5,232,839 for the 2021 period increased $1,785,825 or 52% when compared to $3,447,014  for the 2020 period. The increase in expenses year on year we due to higher labor costs need to manage and maintain both the organic growth along with serving the additions related to three asset acquisition customers.

Depreciation and amortization expenses. Depreciation and amortization expenses of $1,430,805 for the 2021 period increased $524,745 or 58% compared to $906,060 for the 2020 period. The increase between periods was primarily due to $421,667 amortization of capitalized software and $866,186 amortization of goodwill and intangibles associated with the acquisition of Advantech IT, Business Computer Solutions and Spectrum Technology Solutions.

Interest expense. Interest expense of $500,878 for the 2021 period increased $262,058 or approximately 110% when compared to $238,820 for the 2020 period. The primary driver for the increase in interest expense was due to the increase in debt taken out by the Company to help fund the asset acquisitions and operating expenses.

Other income (expense). Other income of $7,497 for the 2021 period increased by $58,230 when compared to Other expense of $50,733 for the 2020 period.

Financing costs. The Company incurred financing costs of $1,513,366 in 2021 compared to $nil for 2020.The loss was driven by the issuance of convertible debt coupled with warrants and inducement shares related to the asset acquisitions during 2021.

PPP loan forgiveness. The Company received notice of forgiveness for its Paycheck Protection Plan loan in 2021 including all related interest in the amount of $330,047 in comparison to $nil for 2020.

Gain on cancellation of debt. The Company did not incur a cancellation of other debts in 2021 compared $36,642 for the 2020 period.

GOING CONCERN AND LIQUIDITY

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	December 31,	December 31,	% Incr/
Balance Sheet Data	2021	2020	(Decr)
Total Current Assets	$1,013,140	$154,194	557%
Total Current Liabilities	4,054,246	3,185,195	33%
Working capital (deficit)	(3,041,106)	(3,031,001)	6%
Deferred Revenue	-	73,033	(100)%
Weighted Average Common Shares Outstanding	146,726,959	76,459,645

The increase in shares outstanding was driven by issuance of Common Stock for cash and asset acquisitions, the conversion of convertible notes payable and stock compensation expense.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the years ended December 31, 2021 and 2020.

	Twelve Months Ended
	December 31,	December 31,
	2021	2020
Net cash used in operating activities	$(2,896,248)	$(1,270,491)
Net cash used in investing activities	(3,518,504)	(917,900)
Net cash provided by financing activities	6,478,940	1,751,010
Net Increase / (Decrease) in cash	64,188	(437,381
Cash and cash equivalents at the beginning of the year	7,619	445,000
Cash and cash equivalents at the end of the year	$71,807	$7,619

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, investments in research and development, and ongoing capital raise efforts.

Operating Activities: Net cash required by operating activities for the year ended December 31, 2021 increased by $1,625,757 to $2,896,248 compared to $1,270,491 utilized in the 2020 period. The increase in cash utilized by operating activities compared to the 2020 period was attributable to a $467,353 change in accounts receivable and $292,183 in prepaid expenses during the 2021 period.  Future spending on operating activities is expected to be funded by the revenues realized by the Company and the sale of additional shares of common stock.

Investing Activities: Net cash used by investing activities for the year ended December 31, 2021 increased by $2,600,604 to $3,518,504 compared to $917,900 utilized in the 2020 period.  The increase in cash utilized by investing activities was primarily due to the purchases of Advantech, Business Technology Solutions and Spectrum Technology Solutions.  Future spending on investing activities is expected to be funded by the sale of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $6,478,940 for the year ended December 31, 2021 was $4,727,930 higher than the $1,751,010 for the year ended 2020, primarily due to a change in proceeds from the issuance of common stock of $2,776,230 in 2021 versus $676,000 in proceeds in 2020. Net proceeds from debt increased to $3,261,488 in 2021 versus $1,050,488 in 2020. Payments on debt increased to $510,650 in 2021 from $70,793 in 2020.

U. S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the fiscal year period ended December 31, 2021, the Company generated an operating loss of $4,964,182. In addition, the Company has an accumulated deficit, and net working capital deficit of $82,795,263 and $3,041,106. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

In October of 2020, the Company signed a $53,000 convertible promissory note payable to a different finance company due twelve (12) months after issuance and received $50,000 net of closing fees. Interest at 10% per annum is not due until maturity. One hundred eighty (180) days following the date of funding and thereafter, the note is convertible into common stock of the Company ("Common Stock"). The conversion price of the note is 61% of the Market Price (as defined in the note) for the Common Stock (a discount of 39%) determined on the basis of the average of the two (2) lowest traded prices for the Common Stock during the prior twenty (20) trading day period. There is an ascending prepayment penalty percentage applied should the Company prepay the note during the first one hundred eighty (180) days after which the Company shall have no right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. This note was paid in 2021.

The Company issued a note payable to a related party on December 31, 2018 with a principal amount of $714,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and with a balloon payment due by the maturity date of December 31, 2019. The balloon payment due on December 31, 2019 was not made and the Company issued, in exchange for the original note, a new note dated December 31, 2019 with a principal amount of $556,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and a balloon payment due by the maturity date of December 31, 2020.The amounts owing on the note as of December 31, 2019 were $556,000 of principal plus a nominal amount of accrued interest. As of December 31, 2020, $535,021 of principal was outstanding on this note payable. Subsequent to the end of fiscal 2020, the maturity on note payable to the related party was extended to a new 2-year term note payable bearing interest rate payable of 18% per annum with a maturity date of December 31, 2023. The note will pay monthly cash interest only in the first year (12 months) of note payable term. In the 2nd year, the note payable will be repaid with 12 monthly installment payments of interest and principal until fully repaid. This note has been paid subsequent to year end.

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

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $250,000 from a third finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year the Investor converted $125,000 of outstanding principal and interest into 1,250,000 shares of the Company’s common stock.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $245,000 from a third finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year the Investor converted $35,000 of outstanding principal and interest into 350,000 shares of the Company’s common stock.

In May 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $248,000 net of fees from a fifth finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year the Investor converted $28,846 of outstanding principal and interest into 288,463 shares of the Company’s common stock

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from the preliminary finance company in April 2021 (the “Investor” or “Holder”). An Interest charge of 15% per annum shall accrue and be paid on the maturity date. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and Board of Directors of

iCoreConnect Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iCoreConnect Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 15, 2022

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

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

April 15, 2021

iCoreConnect Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Cash	$71,807	$7,619
Accounts receivable, net	629,047	126,472
Prepaid expenses and other current assets	312,286	20,103
Total current assets	1,013,140	154,194

Property and equipment, net	92,562	2,405
Right of use lease asset - operating	99,054	150,477
Software development costs, net	592,781	768,907
Acquired technology, net	277,966	753,794
Customer relationships, net	3,069,874	369,524
Goodwill	1,484,966	491,376
Total long-term assets	5,617,203	2,536,483

TOTAL ASSETS	$6,630,343	$2,690,677

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$1,641,750	$1,664,125
Operating lease liability, current portion	66,738	89,088
Current maturities of long-term debt	2,325,339	1,429,207
Deferred revenue, current portion	20,419	2,775
Total current liabilities	4,054,246	3,185,195

Long-term debt, net of current maturities	1,538,488	-
Operating lease liability, net of current portion	32,318	61,389
Deferred revenue, net of current portion	-	73,033
Total long-term liabilities	1,570,806	134,422

TOTAL LIABILITIES	5,625,052	3,319,617

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, par value $0.001; 10,000,000 shares authorized; Issued and Outstanding: 0 as of December 31, 2021 and 0 as of December 31, 2020.	-	-
Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 167,493,479 as of December 31, 2021 and 90,081,336 as of December 31, 2020	167,493	90,081
Additional paid-in-capital	83,633,061	77,112,060
Accumulated deficit	(82,795,263)	(77,831,081)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,005,291	(628,940)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,630,343	$2,690,677

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2021	2020
Revenue	$4,956,552	$2,123,587
Cost of sales	1,580,390	1,008,843
Gross profit	3,376,162	1,114,744

Expenses
Selling, general and administrative	5,232,839	3,447,014
Depreciation and amortization	1,430,805	906,060
Total operating expenses	6,663,644	4,353,074
Loss from operations	(3,287,482)	(3,238,330)

Other income (expense)
Interest expense	(500,878)	(238,820)
Finance charges	(1,513,366)	-
Other income (expense)	7,497	(50,733)
Gain on cancellation of PPP loan	330,047	-
Gain on cancellation of liabilities	-	36,642
Total other income (expense)	(1,676,700)	(252,911)

Net loss	$(4,964,182)	$(3,491,241)

Net loss per share, basic and diluted	$(0.03)	$(0.05)

Weighted average number of shares, basic and diluted	146,726,959	76,459,645

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as at January 1, 2020	67,476,089	$67,476	$74,737,404	$(74,339,840)	$465,040

Stock issued for cash	7,128,002	7,128	1,032,872	-	1,040,000
Stock issued for conversion of convertible notes payable	6,761,558	6,762	194,838	-	201,600
Stock compensation expense	2,124,693	2,125	421,175	-	423,300
Stock issued as origination fee in convertible debt agreement	50,000	50	4,450	-	4,500
Stock issued for asset acquisition of TrinIT (Note 8)	730,000	730	182,270	-	183,000
Stock issued for conversion of accounts payable	1,000,000	1,000	249,781	-	250,781
Stock issued for stock option exercises	5,000	5	995	-	1,000
Stock issued as commitment fee on note	250,000	250	37,250		37,500
Stock issued as true-up portion of purchase agreement for Claricare	4,555,994	4,556	251,025		255,581
Net loss	-	-	-	(3,491,241)	(3,491,241)
Balances as at December 31, 2020	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as at January 1, 2021	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)

Stock issued for cash	42,719,600	42,720	2,733,510		2,776,230
Stock issued for conversion of fees for services payable	16,376,047	16,376	802,427		818,803
Stock compensation expense	3,151,416	3,151	148,206		151,357
Stock issued as origination fee in convertible debt agreement	3,980,000	3,980	1,509,386		1,513,366
Stock issued for asset acquisition of Advantech	5,000,000	5,000	495,000		500,000
Stock issued for asset acquisition of Business Computer Solutions	250,000	250	24,750		25,000
Stock issued for asset acquisition of Spectrum Technology Solutions	4,046,617	4,047	495,953		500,000
Stock issued for conversion of convertible debt	1,888,463	1,888	311,769		313,657
Net loss	-	-	-	(4,964,182)	(4,964,182)
Balances as at December 31, 2021	167,493,479	$167,493	$83,633,061	$(82,795,263)	$1,005,291

The accompanying notes are an integral part of these consolidated financial statements

iCoreConnect Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,		December 31,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(4,964,182)	$(3,491,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		143,406	6,595
Amortization expense		1,287,853	898,622
Finance charges		1,513,366	-
Forgiveness of PPP loan		(330,047)	-
Change in allowance for doubtful accounts		-	60,000
Gain on cancellation of liabilities		-	(12,642)
Stock compensation expense		331,945	422,175
Non-cash interest expense		106,555	55,000
Changes in assets and liabilities:
Accounts receivable		(467,353)	(85,472)
Prepaid expenses and other current assets		(292,183)	(6,103)
Right of use asset, net of lease liability		(136,659)	(2,000)
Accounts payable and accrued expenses		(33,560)	922,767
Deferred revenue		(55,389)	(38,192)
NET CASH USED IN OPERATING ACTIVITIES		(2,896,248)	(1,270,491)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire TrinIT		-	(374,900)
Cash portion of consideration paid to acquire Advantech		(1,773,056)
Cash portion of consideration paid to acquire BCS		(94,880)
Cash portion of consideration paid to acquire Spectrum Technology Solutions		(1,350,000)
Purchases of capital assets		(55,027)
Additions to capitalized software		(245,541)	(543,000)
NET CASH USED IN INVESTING ACTIVITIES		(3,518,504)	(917,900)

FINANCING ACTIVITES
Net proceeds from debt		3,261,488	676,000
Payments on debt		(510,650)	(70,793)
Proceeds from issuance of common stock		2,776,230	1,050,488
Conversion of convertible debt into common stock		319,057
Conversion of fees for services payable		632,815
Proceeds from exercise of employee stock options		-	1,000
Conversion of debt into common stock		-	94,315
NET CASH PROVIDED BY FINANCING ACTIVITIES		6,478,940	1,751,010

NET CHANGE IN CASH		64,188	(437,381)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD		7,619	445,000
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD		$71,807	$7,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$		$94,126
Stock issued for acquisition of TrinIT			$183,000
Stock issued for acquisition of Advantech		500,000
Stock issued for acquisition of Business Computer Solutions		25,000
Stock issued for acquisition of Spectrum Technology Solutions		500,000
Stock issued for conversion of convertible notes payable		$63,846	$240,315
Stock issued for conversion of notes payable	$		$-
Stock issued for conversion of accounts payable	$		$250,000

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS

iCoreConnect Inc., (the “Company”), a Nevada Corporation, is a market leading cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement) as follows:

Level 1 – Observable inputs that reflect quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market corroborated inputs.

Level 3 – Unobservable inputs for which there is little, if any, market activity for the asset or liability being measured. These inputs may be used with standard pricing models or other valuation or internally-developed methodologies that result in management’s best estimate of fair value.

The Company utilizes fair value measurements primarily in conjunction with the valuation of assets acquired and liabilities assumed in a business combination. In addition, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when an impairment is recognized.

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of December 31, 2021 and 2020, approximated their fair value due to their short-term nature.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $36,142 and $77,000 as of December 31, 2021 and 2020, respectively.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2021 there is no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of December 31, 2021 there is no impairment of the Company’s Goodwill.

Revenue Recognition

We have 5 primary sources of revenue as of December 31, 2021

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	MSaaS software

1) Electronic Prescription software services are provided an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

2). Insurance verification services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

3) ICD-10 Medical Coding services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

4) Encrypted and HIPAA compliant and secure email services are provided on an annual subscription basis using the software as a service (“SaaS”) model with revenues recognized ratably over the contract term.

5) MSaaS software services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

The Company accounts for revenue from contracts with customers in accordance with ASU No. 2017-09, Revenue from Contracts with Customers and a series of related accounting standard updates (collectively referred to as “Topic 606”). This guidance sets forth a five-step revenue recognition model which replaced the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and to require more detailed disclosures. The five steps of the revenue recognition model are: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, the Company assesses the goods and services promised in the contract with customers and identifies a performance obligation for each. To determine the performance obligation, the Company considers all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. The Company measures revenue as the amount of consideration expected to be received in exchange for transferring goods and services. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

We recognize revenue for our service in accordance with accounting standard ASC 606. Our customers are acquired through our own salesforce and through the referrals from our many state association marketing partners. We primarily generate revenue from multiple software as a service (SaaS) offering, which typically include subscriptions to our online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Approximately 80% of our revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of our revenue is 100% in North America.

Management has determined that it has the following performance obligations related to its products and services:  multiple software as a service (SaaS) offering, which typically include subscriptions to our online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Revenue from Software as a Service, hardware, service repairs, and support & maintenance are all recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract, or services is completed. Our customers do not have the right to take possession of the online software solution. Revenue from subscriptions, including additional fees for items such as incremental contacts, is recognized ratably over the subscription period beginning on the date the subscription is made available to customers. Substantially all subscription contracts are one year. We recognize revenue from on-boarding services and equipment as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

For contracts with customers that contain multiple performance obligations, the Company accounts for the promised performance obligations separately as individual performance obligations if they are distinct. In determining whether performance obligations meet the criteria for being distinct, the Company considers several factors, including the degree of interrelation and interdependence between obligations and whether or not the good or service significantly modifies or transforms another good or service in the contract. After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines the standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including taking into consideration either historical pricing practices or an adjusted market assessment. Unsatisfied and partially unsatisfied performance obligations as of the end of the reporting period primarily consist of products and services for which customer purchase orders have been accepted and that are in the process of being delivered.

Transaction price is calculated as the selling price less any variable consideration, consisting of rebates and discounts. Discounts provided to customers are known at contract inception. Rebates are calculated on the “expected value” method where the Company (1) estimates the probability of each rebate amount which could be earned by the distributor, (2) multiplies each estimated amount by its assigned probability factor, and (3) calculates a final sum of each of the probability-weighted amounts calculated in step (2). The sum calculated in step (3) is the rebate amount, which along with discounts reduces the amount of revenue recognized.

The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, the Company accrues the costs of shipping and handling when the related revenue is recognized. Costs incurred for shipping and handling are included in costs of goods sold on the Consolidated Statement of Operations. Amounts billed to a customer for shipping and handling are reported as revenue on the Consolidated Statement of Operations.

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $350,318 and $70,000 for the years ended December 31, 2021 and 2020, respectively.

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

Financial Instruments With Down Round Features

With respect to financial instruments, the Company follows the guidance of FASB ASU 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. Whereby ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downround adjustment of the current exercise price based on the price of the future equity offerings. The standard requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for the purposes of determining liability of equity classification. Companies that provide earning per share (“EPS”) data will adjust their diluted EPS calculation for the effect of the feature when triggered (i.e. when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

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

Stock-Based Compensation

The Company accounts for share-based compensation costs in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure the cost of awards of equity instruments, including stock options and restricted stock awards, based on the grant-date fair value of the award and to recognize it as compensation expense over the employee’s requisite service period or the non-employee’s vesting period. An employee’s requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement and generally is presumed to be the vesting period. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

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

Beneficial Conversion Features and Warrants

The Company evaluates the conversion feature of convertible debt instruments to determine whether the conversion feature was beneficial as described in ASC 470-30, Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital. The Company calculates the fair value of warrants with the convertible instruments using the Black-Scholes valuation model.

Under these guidelines, the Company first allocates the value of the proceeds received from a convertible debt transaction between the convertible debt instrument and any other detachable instruments included in the transaction (such as warrants) on a relative fair value basis. A BCF is then measured as the intrinsic value of the conversion option at the commitment date, representing the difference between the effective conversion price and the Company’s stock price on the commitment date multiplied by the number of shares into which the debt instrument is convertible. The allocated value of the BCF and warrants are recorded as a debt discount and accreted over the expected term of the convertible debt as interest expense. If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible debt instrument, the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible debt instrument.

Leases

The Company adopted ASU No. 2016-02, Leases and a series of related Accounting Standards Updates that followed (collectively referred to as “Topic 842”). Topic 842 requires organizations to recognize right-of-use (“ROU”) lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous U.S. GAAP. The Company utilized the transition method allowed under ASU 2018-11 in which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any.

The Company determines, at contract inception, whether or not an arrangement contains a lease and evaluates the contract for classification as an operating or finance lease. For all leases, ROU assets and lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. If the Company’s lease does not provide an implicit rate in the contract, the Company uses its incremental, secured borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments. Any renewal periods are considered in the analysis of each lease to the extent that the Company considers them to be reasonably certain of being exercised.

Related Party Transactions

The Company accounts for related party transactions in accordance with FASB ASC 850, Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries’ controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Reportable Segments

U.S. GAAP establishes standards for reporting financial and descriptive information about a company’s reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The chief operating decision maker is the Company’s Chief Executive Officer, who currently reviews the financial performance and the results of operations of the Company’s operating subsidiaries on a consolidated basis when making decisions about allocating resources and assessing performance of the Company. Accordingly, the Company currently considers itself to be in a single reporting segment for reporting purposes focused on the North American market.

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2021-04). This guidance clarifies an issuer’s accounting for certain modifications of freestanding equity-classified written call options and provides a “principles-based” framework to determine whether an issuer should recognize the modification or exchange and an adjustment to equity or an expense. The Company is currently evaluating the potential impact ASU 2021-04 will have on our Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for certain convertible instruments and contracts in an entity’s own equity. As a smaller reporting entity, this standard will become effective for fiscal years beginning after December 15, 2023, including interim periods within those years. The Company is currently evaluating the potential impact ASU 2020-06 will have on the Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments that use LIBOR as a reference rate and is effective upon issuance through December 31, 2022. The Company has performed an evaluation of and will continue to evaluate, through December 31, 2022, the impact of this ASU. This ASU does not currently and is not expected to have in the future, a material effect on the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. ASU 2019-12 will be effective for the Company in the fiscal years beginning after December 15, 2020 and for interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the potential impact that adopting this ASU will have on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This standard will become effective for interim and annual periods beginning after December 15, 2022 and earlier adoption is permitted. The Company is currently evaluating the potential impact the adoption of this ASU will have on the Condensed Consolidated Financial Statements.

Going Concern and Liquidity

U. S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the fiscal year period ended December 31, 2021, the Company generated an operating loss of $4,964,182. In addition, the Company has an accumulated deficit, and net working capital deficit of $82,795,263 and $3,041,106. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

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

3. COMMON STOCK

Stock Issuances

During the year ended December 31, 2021 the Company issued 42,719,600 shares of common stock for cash of $2,776,230. The Company issued 3,980,000 shares of common stock to debt holders as inducements to issue debt valued at $1,513,366.  Common stock of 9,296,617 was issued in conjunction with the acquisition of the assets of Advantech, BCS and Spectrum Technology Solutions with a value of $1,025,000. The Company issued common stock in the amount of 1,888,463 related to the conversion of $188,846 of convertible debt. The Company issued 3,151,416 shares of common stock for stock compensation expense of $331,945. The Company issued 16,376,047 shares of common stock for conversion of services related payables of $638,215.

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

Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the year ended December 31, 2021 and 2020 are presented below:

2020 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2020	1,410,000	$0.24	8.7	$-

Granted	-	$-
Exercised	(5,000)	$0.15
Forfeited	-	$-
Balance Outstanding - December 31, 2020	1,405,000	$0.24	7.7	$-

Exercisable - December 31, 2020	1,405,000	$0.24	7.7	$-

2020 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2020	433,333	$0.13	0.6

Granted	-	$-
Vested	(433,333)	$0.13
Forfeited/expired	-
Nonvested - December 31, 2020	-	$-	0.00

2021 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2021	1,405,000	$0.24	7.7	$-

Granted	30,880,000	$0.12	9.9
Exercised	(10,000)	0.15
Forfeited	-	$-
Balance Outstanding - December 31, 2021	32,275,000	$0.12	9.8	$-

Exercisable - December 31, 2021	1,395,000	$0.24	6.7	$-

2021 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2021	-	$-	-

Granted	30,880,000	$9.9
Vested		$-
Forfeited/expired	-
Nonvested - December 31, 2021	30,880,000	$9.9	0.00

Restricted Stock Compensation

On April 13, 2020, the Company’s Board of Directors approved the grant of 250,000 restricted share of common stock to Directors of the Company, for services to be rendered during 2020, all of which vested on December 31, 2020. Compensation expense related to this grant for the year 2020 was $50,000 based upon fair value of our common stock of $0.25 per share.

On March 29, 2021, the Company’s Board of Directors approved the grant of 1,300,000 restricted shares of common stock to the Chief Executive Officer for bonus related to 2020 service.

On March 29, 2021, the Company’s Board of Directors approved the grant of 200,000 restricted shares of common stock to Directors of the Company, for services to be rendered during 2020, all of which shares vested on December 31, 2021. Compensation expense related to this grant for the year 2021 was $10,000 based upon the estimated fair value of our common stock of $0.05 per share.

On March 29 2021 the Company’s Board of Directors approved the granting of restricted shares of common stock to the Chief Executive Officer for bonus related to 2021 service. The Chief Executive Officer could earn fully vested restricted stock based on revenue bands; 800,000 for revenues from $2,600,000 to $3,200,000; 1,200,000 for revenues of $3,200,001 to $4,500,000; 1,600,000 for revenues of $4,500,001 to $5,999,999; or 2,000,000 for revenues above $6,000,000. Based on revenues for 2021 the Chief Executive Officer earned 1,600,000 restricted shares of common stock which vested on December 31, 2021. The Company record the fair value of the compensation totaling $176,160 in 2021.

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

During the year ended December 31, 2021, the Company issued 10,600,000 Common Stock Warrants in connection with the issuance of the Company’s Convertible Promissory Notes and Promissory Notes. These warrants were designated Common Stock Warrants with an initial term of 5 years and an exercise price of $0.20 and $0.25. The Company may not effect, and a holder will not be entitled to, convert the Common Stock Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99%.

As of December 31, 2021, the number of shares issuable upon exercise of the Common Stock Warrants were 10,600,000 shares.

Type	Issue Date	Shares	Exercise Price	Expiration
Investors	4/19/2021	1,300,000	$0.20	4/19/2026
Investors	4/19/2021	1,300,000	$0.25	4/19/2026
Investors	4/22/2021	1,300,000	$0.20	4/22/2026
Investors	4/22/2021	1,300,000	$0.25	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	1,500,000	$0.25	8/31/2026
Total		10,600,000

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value

Outstanding – December 31, 2019	-	$-	-
Granted	-	-
Forfeited/expired	-	-
Outstanding – December 31, 2020		$-
Granted	10,600,000	$0.23	4.40	$715,223
Forfeited/expired	-	$-
Outstanding – December 31, 2021	10,600,000	$0.23	4.40	$715,223

Equity Line of Credit

In January 2021 the Company and one of its Convertible Debt Holders entered into a Purchase Agreement for up to $5,000,000 shares of the Company’s common stock for 24 months. The purchase price of the stock will be at 75% of the lowest individual daily weight average price of the past five (5) trading days with the amount to be drawn down as the lesser of $250,000 or 300% of the average shares traded for the ten (10) days prior to the Closing Request Date with a minimum $25,000 put allowance. As part of the agreement, the Company issued 250,000 shares of common stock as a commitment fee. The Company did not utilize the equity line of credit during the year end December 31, 2021.

4. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consist of the following:

	December 31,	December 31,
	2021	2020

Furniture and fixtures	$69,840	$7,740
Leasehold improvements	26,145	26,145
Equipment	22,240	16,439
Vehicles	32,000	-
	$150,225	$50,324
Less accumulated depreciation	(57,663)	(47,919)
	$92,562	$2,405

Depreciation expense on property and equipment for the years ended December 31, 2021 and 2020, were $6,745 and $6,595, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for the year ended 2021 and 2020:

Total
Balance at December 31, 2019	$361,376
2020 Acquisitions	130,000
Balance at December 31, 2020	$491,376
2021 Acquisitions	1,005,008
Balance at December 31, 2021	1,496,384

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2021 and 2020:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$2,479,137	$-	$(1,710,230)	$768,907
Customer relationships	1,203,529	-	(70,476)	953,053
Acquired technology	1,527,186	-	(773,392)	753,794
Total definite-lived intangible assets at December 31, 2020	$5,029,851	$-	$(2,554,098)	$2,475,753
Capitalized software	2,724,678	-	(2,131,897)	592,781
Customer relationships	3,713,443	-	(643,560)	3,069,874
Acquired technology	1,527,186	-	(1,249,220)	277,966
Total definite-lived intangible assets at December 31, 2021	$7,965,297	$-	$(4,024,677)	$3,940,621

Amortization expense of intangible assets was $1,470,579 and $809,732, respectively, for the years ended December 31, 2021 and 2020. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets. The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted-Average Amortization period
Capitalized software	6.8 years
Customer relationships	5.0 years
Acquired technology	6.0 years
All Intangible assets	5.9 years

As of December 31, 2021, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

Estimated
2022	1,401,835
2023	911,998
2024	719,494
2025	719,494
2026	187,800
2027
2028

6. LONG-TERM DEBT

		December 31, 2021	December 31, 2020
	Note payable bearing interest at 12.0% per annum, due December 31, 2020	$-	$118,000
(9)	Related Party Long term debt bearing interest at 8%, due April 15, 2021	116,562	100,257
(1)	Related Party Promissory note bearing interest at 18%, due December 31, 2020	483,150	535,021
	Convertible note bearing interest at 10%, due July 15, 2021	-	156,438
	Convertible note bearing interest at 10%, due March 2, 2021	-	189,444
(5)	Convertible note bearing interest at 12% due April 27, 2022	270,301
(6)	Convertible note bearing interest at 12% due May 12, 2022	242,151
(8)	Convertible note bearing interest at 12% due April 25, 2022	110,548
(3)	Convertible note bearing interest at 12% due April 16, 2022	379,458
(2)	Convertible note bearing interest at 12% due April 16, 2022	162,625
(4)	Convertible note bearing interest at 12% due April 22, 2022	541,589
(7)	Note bearing interest at 18% due October 1, 2023	1,012,637
(7)	Note bearing interest at 18% due October 1, 2023	506,318
(9)	Note bearing interest at 3.7% due November 2026	38,488
		3,863,827	1,099,160
	Less current maturities	(2,325,339)	(1,099,160)
	Total Long-term debt	$1,538,488	$-

Total future minimum payments due on long-term debt as of :

	December 31, 2021	December 31, 2020
2022	$1,508,628	-
2023	8,628	-
2024	8,628	-
2025	8,628	-
2026	3,976	-

TOTAL	$1,538,488	$0

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

2.

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

3.

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

4.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000 from a second finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and 2,600,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. During the year the Investor converted $125,000 of outstanding principal and interest into 1,250,000 shares of the Company’s common stock.

5.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $245,000 from a third finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year the Investor converted $35,000 of outstanding principal and interest into 350,000 shares of the Company’s common stock.

6.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $230,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year the Investor converted $28,846 of outstanding principal and interest into 288,463 shares of the Company’s common stock.

7.

In May 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $248,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares.

8.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from the preliminary finance company in April 2021 (the “Investor” or “Holder”). An Interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share.

9.

 In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principle and interest of $791 are due monthly.

7. INCOME TAXES

The Company has incurred net losses since inception. As of December 31, 2021, the Company had cumulative federal net operating loss carryforwards of approximately $16,086,459 which are available to be carried forward indefinitely and federal net operating loss carryforwards of approximately $55,275,953 which at the latter date may be carried forward for tax years ending through December 31, 2036. Utilization of NOL carryforwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns are subject to examination by the Internal Revenue Service and applicable state taxing authorities, generally for a period of three years from the date of filing.

Deferred taxes comprise the following as of December 31, 2021 and 2020:

	2021	2020

Net Operating Losses	14,986,000	13,692,000
Valuation Allowance	(14,986,000)	(13,692,000)
Net Deferred Tax Asset	-	-

Reconciliation of the effective income tax rate to the federal statutory rate:

Federal Income Tax Rate	21%	21%
Permanent Differences	5%
Change in valuation allowance including the effect of the rate change	-26%	-21%
Effective income tax rate	0%	0%

8. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivables. The Company places its cash with high-credit-quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250 thousand per depositor. As a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses due to these excess deposits and believes the risk is not significant. With respect to trade receivables, management routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

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

The Company has no significant customers (greater than 10% of total revenue) in its 2021 revenue. The Company has one significant customer that represented 13% of revenue in 2020. Customer concentration was diminished in 2021 due to the increase in number of customers generated through the acquisitions of Advantech, Business Computer Solutions and Spectrum Technology Solutions as well as through organic growth in the both the number of customers and number of services being purchased by new and existing customers. The Company has accounts receivable concentration with one customer in 2021 representing 33% of total accounts receivables outstanding as of December 31, 2021 and two customers that represent 21% and 16% of accounts receivable outstanding as of December 31, 2020. Overall, the company grew its accounts receivable approximately ending balance 460% in 2021 from year-end 2020, compared to an over 137% growth in sales for 2021.

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

As of December, 2021, undiscounted future lease obligations for the office space are $99,054 for year ending December 31, 2021.

Lease Commitments
as of 12/31/2021
Less than 1 year	1-3 years	3-5 years	Total
$158,804	$497,131	$481,744	$1,137,681

Lease costs for the year ended December 31, 2021 were $148,497 and cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 were $123,500. As of December 31, 2021, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,595,260
Present value adjustment using incremental borrowing rate	(1,496,206)
Lease liabilities	$99,054

(B) EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

On December 16, 2021, Robert McDermott, the President and Chief Executive Officer of the Company, entered into an employment agreement with the Company pursuant to which the Company employed Mr. McDermott for a term of three years. Mr. McDermott received a starting annual base salary of $295,000 per annum which increased to $317,500 per annum on December 16, 2022 and will increase to $348,000 per annum on December 31, 2023. In addition, Mr. McDermott is eligible to receive incentive bonus compensation pursuant to an executive bonus plan approved by the Board of Directors or the Compensation Committee of the Board of Directors of up to 30% of base salary. Mr. McDermott was awarded an option to purchase 18,000,000 shares of the Company’s Common Stock of which 25% (4,500,000) shares vest on December 16, 2022, another 25% (45,000,000)shares vest on December 16, 2023, another 25% (45,000,000)shares vest on December 16, 2024, and the remaining 25% (4,500,000) shares vest on December 16, 2025. In the event of termination of Mr. McDermott’s employment due to a change in control, by reason of his death or disability or by the Company without cause, his stock options that have not already vested will fully vest on the date of termination and any restrictions on any restricted stock owned by Mr. McDermott shall be lifted. Further, in the event of the termination of Mr. McDermott’s employment (i) due to a change in control Mr. McDermott will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the 24 month period following the date of termination, (ii) due to death or disability Mr. McDermott or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. McDermott will continue to receive his base salary for the 18 month period following the date of termination or through the end of the employment period, whichever is longer. For the year ended December 31, 2020, Mr. McDermott received an award 600,000 restricted shares in early 2021 which has been reflected as compensation expense in the accompanying 2020 Consolidated Statements of Operations. For the year ended December 31, 2021, Mr. McDermott received an award of 1,600,000 restricted shares in early 2022 which has been reflected in compensation expense in the accompanying 2021 Consolidated Statements of Operations.

On December 16, 2021, David Fidanza, the Chief Information Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Fidanza for a term of three years. Mr. Fidanza received a starting annual base salary of $165,000 per annum which increases to $176,555 per annum on December 16, 2022, and to $190,000 per annum on December 16, 2023. Mr. Fidanza was awarded an option to purchase 3,000,000 shares of the Company’s Common Stock. 25% of the option award (750,000 shares) vest on December 16, 2022, another 25% (750,000 shares) vest on December 16, 2023, another 25% (750,000 shares) vest on December 16, 2024 and the remaining 25% (750,000 shares) vest on December 16, 2025. In the event of termination of Mr. Fidanza’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Fidanza shall be lifted. Further, in the event of the termination of Mr. Fidanza’s employment (i) due to a change in control Mr. Fidanza will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Fidanza or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Fidanza will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

On December 16, 2021, Muralidar Chakravarthi, the Chief Technology Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Chakravarthi for three years. Mr. Chakravarthi is to receive an annual base salary of $165,000 per annum which increases to $176,555 per annum on December 16, 2022 and to $190,000 per annum on December 16, 2023. Mr. Chakravarthi was awarded an option to purchase 3,000,000 shares of the Company’s Common Stock. 25% of the option award (750,000 shares) vest on December 16, 2022, another 25% (750,000 shares) vest on December 16, 2023 another 25% (750,000 shares) vest on December 16, 2024 and the remaining 25% (750,000 shares) vest on December 16, 2025. In the event of termination of Mr. Chakravarthi’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Chakravarthi shall be lifted. Further, in the event of the termination of Mr. Chakravarthi’s employment (i) due to a change in control Mr. Chakravarthi will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Chakravarthi or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Chakravarthi will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

On December 16, 2021, Mr. Jeffrey Stellinga was promoted to Chief Operating Officer of the Company and entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Stellinga for two years. Mr. Stellinga is to receive an annual base salary of $150,000 per annum which increases to $157,500 per annum on December 16, 2022 . Mr. Stellinga was awarded an option to purchase 2,000,000 shares of the Company’s Common Stock. 33% of the option award (666,666 shares) vest on December 16, 2022, another 33% (666,666 shares) vest on December 16, 2023 and the remaining 34% (666,668 shares) vest on December 16, 2024. In the event of termination of Mr. Stellinga’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Stellinga shall be lifted. Further, in the event of the termination of Mr. Stellinga’s employment (i) due to a change in control Mr. Stellinga will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Stellinga or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Stellinga will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

On August 18, 2021, Mr. Archit Shah, Chief Financial Officer of the Company entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Shah for three years. Mr. Shah is to receive an annual base salary of $232,500 per annum beginning September 7, 2021 which increases to $242,500 per annum on September 7, 2022 and increases to $255,000 on September 7, 2023 . Mr. Shah was awarded an option to purchase 2,880,000 shares of the Company’s Common Stock. 33% of the option award (960,000 shares) vest on September 7, 2022, another 33% (960,000 shares) vest on September 7, 2023 and the remaining 34% (960,000 shares) vest on September 7, 2024. In the event of termination of Mr. Shah’s employment due to reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Shah shall be lifted. Further, in the event of the termination of Mr. Shah’s employment due to death or disability Mr. Shah or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Shah will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

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

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The Complainant agreed to begin arbitration on August 31, 2021. We believe these claims are without merit.

10. BUSINESS COMBINATIONS

The Company accounts for business combinations under the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involves management making significant estimates and assumptions.

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

Advantech

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

Business Computer Solutions (BCS)

On May 31, 2021 the Company acquired substantially all of the assets and business of BCS Tech Center, Inc., an Arizona corporation doing business as Business Computer Solutions (“Seller”), in exchange for (i) 250,000 shares of Common Stock of Buyer, (ii) $100,000 in cash, and (iii) the assumption of certain specified debts, liabilities and obligations, all upon the terms and conditions set forth in an Asset Purchase Agreement dated as of May 31, 2021 (the “BCS Tech Center, Inc. Asset Purchase Agreement”).

Spectrum Technology Solutions (STS)

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

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of the dates detailed in the table:

	TrinIT	Advantech	BCS	STS
Consideration Paid:	January 3, 2020	April 23, 2021	May 31, 2021	September 1, 2021
Cash	$400,000	$1,800,000	$100,000	$1,500,000
Common stock	183,000	500,000	25,000	500,000
	$583,000	$2,300,000	$125,000	$2,000,000

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$25,000	$26,944	$5,120	$150,000
Other current asset	6,000	-	-	35,223
Right of Use - Lease	14,000	-	-	-
Fixed Assets	3,000	9,875	-	32,000
Customer relationships	450,000	1,476,630	100,000	1,606,805
Total assets acquired	$498,000	$1,513,449	$105,120	$1,824,028

Liabilities assumed:
Due to Seller	10,000	-	-	-
Accrued Liability	15,000	11,185	-	-
Deferred revenue	6,000	-	-	-
Lease Liability	14,000	-	-	-
Total liabilities assumed	$45,000	$11,185	$-	$-

Net assets acquired	$453,000	$1,502,264	$105,120	$1,824,028

Goodwill	$130,000	$797,736	$19,880	$175,972

11. PRO FORMA INFORMATION

The following information represent the unaudited pro forma combined results of operations, including acquisitions giving effect to the acquisition as if they occurred at the beginning of years ended December 31, 2021 and 2022:

	December 31, 2021	December 31, 2020
	(unaudited)	(unaudited)

Revenue	$6,771,946	$5,734,212

Net Loss	(4,403,363)	(2,502,354)

Weighted average common shares outstanding	146,726,959	76,459,645
Basic and diluted loss per common share	$0.03	$0.03
Effective income tax rate	21%	21%

12. RELATED PARTY TRANSACTIONS

The Company incurred related party transactions of $63,216 for the year ended December 31, 2021 and 41,635 for the year ended December 31, 2020 in relation to payments of interest and principle on a Note Payable with its Chief Executive Officer.

13. PAYROLL PROTECTION PLAN

The Company received loan proceeds in the amount of approximately $330,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company received forgiveness of this loan in 2021.

14. SUBSEQUENT EVENTS

On January 7, 2022 the Company exercised its equity line of credit in the amount of $100,000 in exchange for 1,236,094 shares of common stock at an average issue price of $0.0809 per share. The balance available to draw on the equity line of credit after the draw was $4,900,000.

On January 28, 2022 the Company exercised its equity line of credit in the amount of $250,000 in exchange for 3,486,750 shares of Common Stock at an average issue price of $0.0717. The balance available to draw on the equity line of credit after the draw was $4,650,000.

On February 28, 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principle will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months' interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months' interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender.

In conjunction with the Secured Promissory Note, the Company paid off a note from its related party in the amount of $497,309 including accrued interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments and material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications and we also plan to hire additional personnel to help provide adequate segregation of the financial reporting process

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Financial Officer was responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective.

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

Items 10, 11, 12, 13 and 14

DIRECTORS AND NAMED EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors of the Company is composed of the following seven persons:

Robert P. McDermott (age 55) has been Chief Executive Officer and President of iCoreConnect and is a member of the Company’s board of directors since July 2013. He is a 30-year veteran in sales, operations and finance. Mr. McDermott has had a successful career as an entrepreneur while demonstrating strong leadership skills in running these organizations. Mr. McDermott's Company (AXSA Document Solutions Inc.) made the prestigious Inc. 500 list and was listed as the 173rd fastest growing Company in America while he was CEO. He joined iCoreConnect in 2013, bringing more than 25 years of technology industry leadership, and executive management experience to his role with the Company. Mr. McDermott has held positions in various companies as either CEO or President. He has a bachelor’s degree majoring in Finance from Dowling College, NY.

Jeffrey W. Stellinga (age 52) has been a member of our Board of Directors since May 2014. Mr. Stellinga is responsible for growing and expanding revenue on existing products and creating new programs to increase sales and productivity. Mr. Stellinga is a 25-year veteran of sales and finance and has spent most of his career in finance and capital markets. Mr. Stellinga spent 18 years at US Bank rising through the ranks and becoming a Senior Regional Sales Director. After a successful 18 years, Mr. Stellinga took a job with Saxon Business Systems – A Xerox company as a Branch Manager for two years. He has since worked for CoActiv Capital Partners as Regional Sales Director for their Southeast Territory and is presently employed at Everbank Commercial Finance as it’s Eastern Sales Manager. Mr. Stellinga is also serves as a Director on the Company’s Board of Directors. ADD COO

Robert A. DeSanti (age 55) has been a Director of the Company since August 2018. Mr. DeSanti has more than 30 years’ experience in sales, operations and accounting. In 2011, Mr. DeSanti was a founder of Planestocks LLC, a Company specializing in the international purchase of aircraft parts for subsequent sale in the United States. After developing Planestocks for seven years and serving as its Managing Director, in 2018 he sold his interest in Planestocks to his partners. From 2002 to 2014, Mr. DeSanti served as Financial Controller and then General Manager for LabSource, Inc. and High Five Products, Inc. Both are laboratory supply companies located in Chicago. Previously, he held positions as Controller for Sports Awards and was an Audit Senior Associate for Grant Thornton. He holds a B.A. in Accounting from the University of Illinois.

John Schneller (age 56) served on the Board of Directors from July 2013 through December 2014. Mr. Schneller is the founder and Managing Partner of CSW Advisors, Inc. (“CSW”), a financial advisory firm. Prior to founding CSW, Mr. Schneller served as a Director and Chief Financial Officer of the Company and before that he was a partner at Scura Partners, LLC, a boutique investment banking firm, from 2007 to 2013. Prior to joining Scura Partners, LLC Mr. Schneller was an investment analyst at Knott Partners, LP, a New York based hedge fund. From 2009 to 2019 Mr. Schneller served as a Director and Chairman of the Compensation Committee of Command Center, Inc., a publicly traded Company.

Paul Jackson (age 59) after starting his investing career with Wellington Management, is currently a Global Equity Analyst and Portfolio Manager at Amundi Pioneer Asset Management and before then was a Portfolio Manager of Pentucket Capital, LLC and the Chief Investment Officer of Cedrus Investments LTD. Previously he had served as an Equity Analyst at Fidelity Investments. Mr. Jackson earned a Master of Business Administration from The Wharton School, University of Pennsylvania, a Master of Science in Information and Computer Science from the Georgia Institute of Technology and a Bachelor of Science (Honors) in Electrical and Electronic Engineering from Newcastle upon Tyne Polytechnic, United Kingdom.

Named Executive Officers

The following table sets forth the names and ages of each of our Named Executive Officers (NEO).

NAME	AGE	POSITION
Robert P McDermott	55	President, Chief Executive Officer and Director
David Fidanza	59	Chief Information Officer
Muralidar Chakravarthi	42	Chief Technology Officer
Jeffrey Stellinga	52	Chief Operating Officer
Archit Shah	47	Chief Financial Officer

Executive Officer Backgrounds

See Directors for the biography, name and age of Mr. McDermott who is a named executive officer (President, Chief Executive Officer) and a director of the Company as well as Mr. Stellinga who is a named executive officer (Chief Operating Officer) and director of the Company.

All of our officers are elected annually by our Board and serve as officers of the Company at the pleasure of the Board.

David Fidanza, Chief Information Officer. Mr. Fidanza is a 35-year veteran in technology. His focus over the past 15 years has been on the design, implementation and support of enterprise level software solutions that focus on managing, securing, and delivering data. Over the last few years, Mr. Fidanza held two different positions. In April 2015, Mr. Fidanza started working with the Company as the Director of Software Implementation. In September 2017, he was promoted to Chief Information Officer. Mr. Fidanza oversees the MSaaS IT Department, and Content Development Initiatives.

Muralidar Chakravarthi, Chief Technology Officer. Mr. Chakravarthi brings nearly 20 years in research and development experience to iCoreConnect. Mr. Chakravarthi joined iCoreConnect Inc. in October 2013 and is currently responsible for understanding the business needs and managing the successful design, development and deployment of iCoreConnect’s products and services. Mr. Chakravarthi has extensive experience in designing, developing and deploying multiple products and solutions to market. He was previously the Chief Software Architect for Nasplex Datacenters, LLC from 2010 through 2013, which was acquired by Transformyx Technologies, Inc. His job duties at Nasplex were to manage the design and development of various products and services. His role also included identifying key solutions for certain market spaces. He was also a cofounder of Team Cajunbot (University of Louisiana) - one of the teams that participated and was selected to run in the finals in the DARPA grand challenge for autonomous vehicle research (2004 - 2006). He holds a Master of Science in Computer Science from Southern Illinois University.

Archit Shah, Chief Financial Officer.  Mr. Shah bring over 20 years of finance and accounting experience to the Company. Mr. Shah joined iCoreConnect Inc. in September 2021 and is responsible for the Company’s financial reporting, budgeting, forecasting, SEC filings, audits and investor relations. Mr. Shah has extensive experience as a finance and operations consultant focused on start-ups, turnarounds and restructurings in a variety of industries ranging from pharmaceutical companies to consumer health products to fitness concepts.  Mr. Shah has run several franchise concepts as well as his own financial consulting practice, prior to which he was the Chief Financial Officer for XOS Digital Inc. Mr. Shah holds a Bachelor of Commerce (Honors) from the University of Manitoba and is a designated Chartered Professional Accountant (CPA, CA) from the Chartered Professional Accountants of Manitoba.  He is also a Certified Public Accountant by the State of Illinois.

All of our executive officers have entered into employment agreements with the Company. See the Compensation Discussion and Analysis section for summarized terms of these agreements.

Corporate Governance

Board Independence

Our Board has determined that our directors, John P. Schneller, Paul Jackson and Robert A. DeSanti are independent directors under the listing standards of The OTC Stock Market. Robert P. McDermott is our President and Chief Executive Officer and Jeff Stellinga is our Chief Operating Officer and are not considered to be independent directors. Our independent directors and our governance practices provide independent oversight of management.

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

Audit Committee

Our Audit Committee is composed of three directors, with Robert A. DeSanti identified as independent, as required by the Audit Committee charter, the Exchange Act and the SEC rules. The current members are Robert A. DeSanti (Chair), Paul Jackson and John Schneller. Our Board has determined that Robert A. DeSanti is an “Audit Committee Financial Expert,” as defined by the SEC rules.

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

Nominating and Governance Committee

Our Nominating and Governance Committee is composed of two directors. The current members are John Schneller and Jeffrey Stellinga.

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

Compensation Committee

Our Compensation Committee is composed of three directors. The current members are Jeffrey Stellinga (Chair), Paul Jackson and John M. Schneller. Our Compensation Committee held discussion in connection with the regular Board of Director meetings held during 2021.

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

Code of Ethics

We have adopted a Code of Ethics, as supplemented by a Code of Conduct, which applies to all of our directors, officers (including our Chief Executive Officer, and Chief Financial Officer) and employees. The Code of Financial Ethics has been posted to our Internet website at http://www.iCoreConnect.com. The Company satisfies disclosure requirements regarding amendments to, or waivers from, any provisions of its Code of Financial Ethics on its website.

Executive Compensation

Compensation Discussion and Analysis

Our compensation program has been designed to attract, reward, and retain capable executives and to provide incentives for the attainment of short-term performance objectives and strategic long-term performance goals. A number of key principles guide management and our Compensation Committee in determining compensation for hiring, motivating, rewarding, and retaining executive officers who create both short- and long-term stockholder value for us, including:

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

The base salaries of Robert McDermott, Dave Fidanza, Muralidar Chakravarthi, Jeffrey Stellinga and Archit Shah are also set forth in their employment agreements. The employment agreements were negotiated between Messrs. Fidanza, Chakravarthi, Stellinga and Shah with the Chief Executive Officer in consultation with our Compensation Committee. The salaries set forth in their employment agreements were determined by the Chief Executive Officer, in consultation with our Compensation Committee, taking into consideration their roles and responsibilities within the Company, as well as the amount and components of aggregate compensation for comparable positions in our geographical market.

Equity Compensation

Equity compensation is intended to incentivize employees and to promote alignment between our employees and our stockholders. Additionally, stock options and restricted stock are also aimed at retention as the vesting period or the period during which the restrictions lapse generally ranges from one to three years.

Our Compensation Committee granted stock options and/or restricted stock to Robert McDermott, David Fidanza, Muralidar Chakravarthi, Jeffrey Stellinga and Archit Shah in connection with their entering into their respective employment agreements. In addition, certain NEO generally receives an equity compensation grant once a year in connection with annual performance reviews based on an assessment of such person’s individual performance, as well as our overall performance and the dilutive effect of the equity awards.

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs.

	Fiscal Year	Base Salary	Stock Awards (1)	Commissions	Options (2)	All other (3)	Total

Robert McDermott	2021	$289,250	$176,160	$227,824	$-	$39,048	$732,282
Chief Executive Officer and President	2020	$269,000	$-	$113,839	$-	$39,048	$421,887

David Fidanza	2021	$150,625	$-	$375	$-	$9,000	160,000
Chief Information Officer	2020	$140,417	$-	$1,874	$-	$9,000	151,291

Muralidar Chakravarthi	2021	$131,458	$-	-	$-	$6,000	$137,458
Chief Technology Officer	2020	$125,000	$-	-	$-	$6,000	$131,000

Jeffrey Stellinga	2021	$125,000	$-	-	$-	$6,000	$131,000
Chief Operating Officer	2020	$125,000	$-	-	$-	$6,000	$131,000

Archit Shah	2021	$74,072	$-	-	$-	$2,000	$76,072
Chief Financial Officer	2020	$-	$-	-	$-	$-	$-

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

Employment Agreements with Named Executive Officers

On December 16, 2021, Robert McDermott, the President, and Chief Executive Officer of the Company, entered into an employment agreement with the Company pursuant to which the Company employed Mr. McDermott for a term of three years. Mr. McDermott received a starting annual base salary of $295,000 per annum which increased to $317,500 per annum on December 16,, 2022 and will increase to $348,000 per annum on December 31, 2023. In addition, Mr. McDermott is eligible to receive incentive bonus compensation pursuant to an executive bonus plan approved by the Board of Directors or the Compensation Committee of the Board of Directors of up to 30% of base salary. Mr. McDermott was awarded an option to purchase 18,000,000 shares of the Company’s Common Stock of which 25% (4,500,000 shares) vest on December 16, 2022, another 25% (4,5000,000 shares) vest on December 16, 2023, another 25% (4,5000,000 shares) vest on December 16, 2024, and the remaining 25% (4,500,000 shares) vest on December 16, 2025. In the event of termination of Mr. McDermott’s employment due to a change in control, by reason of his death or disability or by the Company without cause, his stock options that have not already vested will fully vest on the date of termination and any restrictions on any restricted stock owned by Mr. McDermott shall be lifted. Further, in the event of the termination of Mr. McDermott’s employment (i) due to a change in control Mr. McDermott will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the 24 month period following the date of termination, (ii) due to death or disability Mr. McDermott or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. McDermott will continue to receive his base salary for the 18 month period following the date of termination or through the end of the employment period, whichever is longer. For the year ended December 31, 2020, Mr. McDermott received an award 600,000 restricted shares in early 2021 which has been reflected as compensation expense in the accompanying 2020 Consolidated Statements of Operations. For the year ended December 31, 2021, Mr. McDermott received an award of 1,600,000 restricted shares in early 2022 which has bene reflected in compensation expense in the accompanying 2021 Consolidated Statements of Operations.

On December 16, 2021, David Fidanza, the Chief Information Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Fidanza for a term of three years. Mr. Fidanza received a starting annual base salary of $165,000 per annum which increases to $176,555 per annum on December 16, 2022, and to $190,000 per annum on December 16, 2023. Mr. Fidanza was awarded an option to purchase 3,000,000 shares of the Company’s Common Stock. 25% of the option award (750,000 shares) vest on December 16, 2022, another 25% (750,000 shares) vest on December 16, 2023, another 25% (750,000 shares) vest on December 16, 2024 and the remaining 25% (750,000 shares) vest on December 16, 2025. In the event of termination of Mr. Fidanza’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Fidanza shall be lifted. Further, in the event of the termination of Mr. Fidanza’s employment (i) due to a change in control Mr. Fidanza will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Fidanza or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Fidanza will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

On December 16, 2021, Muralidar Chakravarthi, the Chief Technology Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Chakravarthi for three years. Mr. Chakravarthi is to receive an annual base salary of $165,000 per annum which increases to $176,555 per annum on December 16, 2022, and to $190,000 per annum on December 16, 2023. Mr. Chakravarthi was awarded an option to purchase 3,000,000 shares of the Company’s Common Stock. 25% of the option award (750,000 shares) vest on December 16, 2022, another 25% (750,000 shares) vest on December 16, 2023, another 25% (750,000 shares) vest on December 16, 2024 and the remaining 25% (750,000 shares) vest on December 16, 2025. In the event of termination of Mr. Chakravarthi’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Chakravarthi shall be lifted. Further, in the event of the termination of Mr. Chakravarthi’s employment (i) due to a change in control Mr. Chakravarthi will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Chakravarthi or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Chakravarthi will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

On December 16, 2021, Mr. Jeffrey Stellinga was promoted to Chief Operating Officer of the Company and entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Stellinga for two years. Mr. Stellinga is to receive an annual base salary of $150,000 per annum which increases to $157,500 per annum on December 16, 2022. Mr. Stellinga was awarded an option to purchase 2,000,000 shares of the Company’s Common Stock. 33% of the option award (666,666 shares) vest on December 16, 2022, another 33% (666,666 shares) vest on December 16, 2023, and the remaining 34% (666,668 shares) vest on December 16, 2024. In the event of termination of Mr. Stellinga’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Stellinga shall be lifted. Further, in the event of the termination of Mr. Stellinga’s employment (i) due to a change in control Mr. Stellinga will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Stellinga or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Stellinga will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

On August 18, 2021, Mr. Archit Shah, Chief Financial Officer of the Company entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Shah for three years. Mr. Shah is to receive an annual base salary of $232,500 per annum beginning September 7, 2021, which increases to $242,500 per annum on September 7, 2022, and increases to $255,000 on September 7, 2023. Mr. Shah was awarded an option to purchase 2,880,000 shares of the Company’s Common Stock. 33% of the option award (960,000 shares) vest on September 7, 2022, another 33% (960,000 shares) vest on September 7, 2023, and the remaining 34% (960,000 shares) vest on September 7, 2024. In the event of termination of Mr. Shah’s employment due to reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Shah shall be lifted. Further, in the event of the termination of Mr. Shah’s employment due to death or disability Mr. Shah or his estate will continue to receive his base salary during the six-month period following the date of termination and (iii) by the Company without cause Mr. Shah will continue to receive his base salary for the six-month period following the date of termination or through the end of the employment period, whichever is longer.

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

(a) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Principal Stockholders

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 31, 2022 (except where otherwise noted) based on a review of information filed with the SEC and our records with respect to (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all our directors and named executive officers as a group.

	Number of Shares Beneficially Owned		Percent of Shares Beneficially Owned*
Robert P. McDermott	34,926,769	(1)	17.6%
Robert A DeSanti	11,761,149	(2)	5.9%
Jeffrey W Stellinga	10,883,845	(3)	5.5%
Jerry Smith	8,360,773	(4)	4.2%
David Fidanza	4,566,662	(5)	2.3%
Muralidar Chakravarthi	4,040,753	(6)	2.0%
John M Schneller	3,526,388	(7)	1.8%
Archit Shah	2,880,000	(8)	1.5%
Paul Jackson	800,000	(9)	0.4%

All executive officers and directors as a group (9 persons)	81,396,339		41.1%

Notes:

* Calculated on the basis of 197,371,494 shares of Common Stock outstanding on March 31, 2022. Pursuant to the regulations of the SEC, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares. Each person is deemed to be the beneficial owner of securities which may be acquired through the exercise of options, warrants, and other rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person.

1.

Consists of 15,908,068 unrestricted shares of Common Stock owned directly by Mr. McDermott, 318,701 shares owned by KRB Leasing, Inc. controlled by Mr. McDermott, and 18,700,000 shares issuable upon exercise of options.

2.	Consists of 11,761,149 unrestricted shares of Common Stock owned by Mr. Robert DeSanti

3.	Consists of 8,833,845 unrestricted shares of Common Stock owned by Mr. Stellinga and 2,000,000 shares issuable upon exercise of options.

4.

Consists of 8,360,773 unrestricted shares of Common Stock owned by Jerry D. Smith, JD Investments, Inc., Sonoran Pacific Resources, LLP, High Sonoran Group Inc., Sonoran Pacific Foundation Inc., JDS Trust and WESCO Energy Corporation.

5.	Consists of 1,266,662 unrestricted shares of Common Stock owned by Mr. Fidanza and 3,300,000 shares issuable upon exercise of options.

6.	Consists of 740,753 unrestricted shares of Common Stock owned by Mr. Chakravarthi and 3,300,000 shares issuable upon exercise of options.

7.	Consists of 3,526,388 unrestricted shares of Common Stock owned by Mr. Schneller.

8.	Consists of 2,880,000 shares issuable upon exercise of options.

9.	Consists of 800,000 unrestricted shares of Common Stock owned by Mr. Jackson

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

Transactions with Related Persons, Promoters and Certain Control Persons and Corporate Governance

The Company had entered into a Note Payable with the Chief Executive Officer which has been subsequently paid.

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

Director Independence

We currently act with five directors consisting of Robert P. McDermott, Robert DeSanti, Jeffrey W. Stellinga, John M. Schneller, and Paul Jackson. Our Common Stock is quoted on the OTCQB, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the Company has accepted or compensation in excess of $120,000 doing any period of 12 consecutive months within the prior 5 years other than, among other reasons, for Board or Board Committee Service. Using the NASDAQ definition of an independent director, we have three independent directors, Robert DeSanti, John M. Schneller, and Paul Jackson.

Item 14. Principal Accounting Fees and Services

Dismissal of BF Borgers CPA PC

On December 15, 2021, the Company dismissed BF Borgers CPA PC as our independent registered public accounting firm. The decision to change accountants was approved by our Audit Committee. BF Borgers CPA PC reports on our consolidated financial statements for the past fiscal year did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of BF Borgers CPA PC on our financial statements for fiscal year 2020 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern.

During our fiscal year ended December 31, 2021 (i) there were no disagreements with BF Borgers CPA PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers CPA PC’s satisfaction, would have caused BF Borgers CPA PC to make reference to the subject matter of such disagreements in its reports on our consolidated financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of Marcum LLP

On December 15, 2021, the Company, upon the Audit Committee’s approval, engaged the services of Marcum LLP as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements as of December 31, 2021 and for the year then ended.

During each of the Company’s two most recent fiscal years and through the date of this report, (a) the Company has not engaged Marcum LLP as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) the Company or someone on its behalf did not consult Marcum LLP with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Cost of Fees and Services

During fiscal years December 31, 2021 and 2020, the Company’s independent registered public accounting firms, rendered services to the Company for the following fees:

	2021	2020
Audit Fees	$182,900	$60,000
Tax Fees	-	4,500
Total	$182,900	$64,500

Audit Committee's Pre-Approval Practice

Section 10A(i) of the Securities Exchange act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the Audit Committee) or unless the services meet certain de minimis standards.

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

1.2	Amended and Restated By-Laws of the Company as amended and restated on December 21, 2021.
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

3.7	David Fidanza Employment Agreement dated October 1, 2018, (incorporated by reference to the Company's Form 10-K filed on April 1, 2019).
3.8	Muralidar Chakravarthi Employment Agreement dated November 1, 2018, (incorporated by reference to the Company's Form 10-K filed on April 1, 2019).
3.9	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and Robert McDermott
3.10	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and David Fidanza
3.11	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and Jeffrey Stellinga
3.12	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and Muralidar Chakravarthi
3.13	Executive Employment Agreement dated as of August 7, 2021 between iCoreConnect, Inc. and Archit Shah
4.1	iCoreConnect Inc. 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
4.2	Form of Restricted Stock Award Agreement under the 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
4.3	iCoreConnect Inc. 2016 Incentive Bonus Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
5.2

Lease Agreement dated October 17, 2017 between iCoreConnect Inc. and Lake Butler Plaza Properties, LLC., (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

5.3	Amended Lease Agreement dated October 26, 2020 between iCoreConnect Inc. and Lake Butler Plaza Properties, LC.
5.4	Lease Agreement for iCoreConnect Inc. and 2 One 2 of Concord, LLC dated July 14, 2020. (incorporated by reference to the Company’s Registration Report on Form 10-Q filed May 17, 2021)
5.5	Lease Agreement for iCoreConnect Inc. and Los Arcos Professional Center LLC dated May 12th, 2021. (incorporated by reference to the Company’s Registration Report on Form 10Q/A filed November 15, 2021)
5.6

Lease extension dated September 10, 2021 between iCoreConnect Inc and Lake Butler Plaza Properties LLC (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)

5.7	Lease Agreement dated September 22, 2021 between iCoreConnect Inc and Four Two Nine, Inc. (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)
6.1	Promissory Note between iCoreConnect Inc. and Robert McDermott, dated March 18, 2021. (incorporated by reference to the Company’s Registration Report on Form 10-Q filed May 17, 2021)
7.1

Small Business Administration PPP Loan between iCoreConnect Inc. and Fairwinds Credit Union dated May 6, 2020 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed May 17, 2021)

7.2	Promissory Note between iCoreConnect Inc. and Robert McDermott, dated March 18, 2021. (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)
7.3	Secured Promissory Note dated February 28, 2022 for $2,000,000 at 17.5% interest to be repaid with six months of interest only and 42 months of principle and interest
10.1	Fifth Amendment between iCoreConnect Inc. and United Healthcare Services Inc. dated December 16, 2019 (incorporated by reference to the Company’s Registration Report on Form 10-K filed March 27, 2020)
31.1	CEO Certification pursuant to rule 13a-14(a)
31.2	CFO Certification pursuant to rule 13a-14(a)
32.1	CEO Sarbanes Oxley certification
32.2	CFO Sarbanes Oxley certification

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

Name	Title	Date

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer	April 15, 2022
(Principal Executive Officer)
/s/ Archit Shah
Archit Shah	Chief Financial and Accounting Officer	April 15, 2022
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert P McDermott
Robert P McDermott	Director	April 15, 2022

/s/ Jeff Stellinga
Jeff Stellinga	Director	April 15, 2022

/s/ Robert A DeSanti
Robert A DeSanti	Director	April 15, 2022

/s/ Paul Jackson
Paul Jackson	Director	April 15, 2022

/s/ John Schneller
John Schneller	Director	April 15, 2022

