Form 10-Q
period 2022-03-31
iCoreConnect Inc.
filed 2022-05-12
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

Commission file number: 000-52765

iCoreConnect Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-4182867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

529 E. Crown Point Road, Suite 250 Ocoee, FL 34761

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

As of May 12, 2022 there were 172,216,323 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2022

iCoreConnect Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$810,075	$71,807
Accounts receivable, net	715,701	629,047
Prepaid expenses and other current assets	390,386	312,286
Total current assets	1,916,162	1,013,140

Property and equipment, net	91,686	92,562
Right of use lease asset - operating	1,078,739	99,054
Software development costs, net	561,925	592,781
Acquired technology, net	160,034	277,966
Customer relationships, net	2,890,001	3,069,874
Goodwill	1,484,966	1,484,966
Total long-term assets	6,267,351	5,617,203

TOTAL ASSETS	$8,183,513	$6,630,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,243,273	$1,641,750
Operating lease liability, current portion	1,046,423	66,738
Notes payable, current portion	1,776,168	2,325,339
Deferred revenue	33,374	20,419
Total current liabilities	4,099,238	4,054,246

Long-term debt, net of current maturities	3,683,206	1,538,488
Operating lease liability, net of current portion	32,316	32,318
Total long-term liabilities	3,715,522	1,570,806

TOTAL LIABILITIES	$7,814,760	$5,625,052

STOCKHOLDERS’ EQUITY

Preferred Stock, par value $0.001; 10,000,000 shares authorized; Issued and Outstanding: 0 as of March 31, 2022 and December 31, 2021.	-	-
Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 172,216,323 as of March 31, 2022 and 167,493,479 as of December 31, 2021	172,216	167,493
Additional paid-in-capital	84,534,035	83,633,061
Accumulated deficit	(84,337,498)	(82,795,263)
TOTAL STOCKHOLDERS’ EQUITY	368,753	1,005,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,183,513	$6,630,343

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	March 31, 2022	March 31, 2021
Revenue	$2,043,889	$704,001
Cost of sales	634,230	240,033
Gross profit	1,409,659	463,968

Expenses
Selling, general and administrative	1,950,441	856,388
Depreciation and amortization	455,771	252,697
Total operating expenses	2,406,212	1,109,085
Loss from operations	(996,553)	(645,117)

Other expense
Interest expense	(155,689)	(167,797)
Finance Fee	(300,000)	-
Other expense	(89,993)	-
Total other expense	(545,682)	(167,797)

Net loss	$(1,542,235)	$(812,914)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares, basic and diluted	171,087,892	115,776,822

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	Common stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at January 1, 2021	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)
Stock issued for cash	22,504,600	22,505	1,394,808	-	1,417,313
Stock issued for conversion of fees for services payable	7,948,502	7,948	473,975	-	481,923
Stock compensation expense	3,968,795	3,969	114,827	-	118,796
Net loss	-	-	-	(812,914)	(812,914)
Balances at March 31, 2021	124,503,233	$124,503	$79,095,670	$(78,643,995)	$576,178

Balances at January 1, 2022	167,493,497	$167,493	$83,633,061	$(82,795,263)	$1,005,291
Stock issued for cash	4,722,844	4,723	345,277	-	350,000
Finance fee on convertible debt			300,000		300,000
Stock compensation expense	-	-	255,697	-	255,697
Net loss	-	-	-	(1,542,235)	(1,542,235)
Balances at March 31, 2022	172,216,323	$172,216	$84,534,035	$(84,337,498)	$368,753

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,542,235)	$(812,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	63,814	684
Amortization expense	391,957	252,013
Stock compensation expense	255,697	118,796
Finance fee	300,000	-
Non-cash interest expense	94,589	26,858
Changes in assets and liabilities:
Accounts receivable	(86,654)	(50,486)
Prepaid expenses and other current assets	(78,100)	(28,469)
Right of use asset, net of lease liability	(62,940)	(10,356)
Accounts payable and accrued expenses	(398,477)	(220,677)
Deferred revenue	12,955	9,382
NET CASH USED IN OPERATING ACTIVITIES	(1,049,394)	(715,169)

INVESTING ACTIVITIES
Additions to capitalized software	(63,296)	(48,682)
NET CASH USED IN INVESTING ACTIVITIES	(63,296)	(48,682)

FINANCING ACTIVITES
Net proceeds from debt	2,000,000	-
Payments on debt	(499,042)	(489,641)
Proceeds from issuance of common stock	350,000	1,417,313
Conversion of accounts payable into common stock		22,734
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,850,958	950,406

NET CHANGE IN CASH	738,268	186,555
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	71,807	7,619
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$810,075	$194,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$32,909	$140,939
Stock issued for conversion of accounts payable	$-	$481,923

The accompanying notes are an integral part of these condensed consolidated financial statements

iCoreConnect Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

1. NATURE OF OPERATIONS

iCoreConnect Inc., (the “Company”), a Nevada Corporation, is a market leading cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

Business Combinations

During 2021 the Company completed three asset acquisitions which were accounted for as business combinations; On April 23, 2021, the Company acquired substantially all the assets of Heyns Unlimited LLC doing business as Advantech; On May 31, 2021, the Company acquired substantially all the assets of BCS Tech Center, Inc.; and on September 1, 2021, the Company acquired substantially all the assets of Spectrum Technology Solutions, LLC.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three months period ended March 31, 2022, the Company generated an operating loss of $996,553. In addition at March 31, 2022, the Company has an accumulated deficit, and net working capital deficit of $84,337,498 and $2,183,076, respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

2. SUMMARY OF SIGNFICANT ACCOUNTING POLICES

Basis of Presentation and Principles of Consolidations

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book values of its financial instruments as of March 31, 2022 and December 31, 2021, approximated their fair value due to their short-term nature.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains cash balances at various financial institutions. Balances at United States banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of the Company’s customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of customers improves and collections of amounts outstanding commence or are reasonably assured, then the Company may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of approximately $36,000 at March 31, 2022 and December 31, 2021.

Property, Equipment and Depreciation

Property, equipment, and leasehold improvements are recorded at their historical cost, less accumulated depreciation and amortization. Depreciation and amortization have been determined using the straight-line method over the estimated useful lives of the assets which are for computers and office equipment (3 years) and for office furniture and fixtures (7 years). The cost of repairs and maintenance is charged to operations in the period incurred.

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

The Company has determined that technological feasibility for its products to be marketed to external users was reached before the release of those products. As a result, the development costs and related acquisition costs after the establishment of technological feasibility were capitalized as incurred. Capitalized costs for software to be sold to external users and software acquired in a business combination are amortized based on current and projected future revenue for each product with an annual minimum equal to the straight-line amortization over three years.

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of March 31, 2022 and December 31, 2021 there was no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of March 31, 2022 and December 31, 2021 there was no impairment of the Company’s Goodwill.

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

2). Insurance verification services are provided on an annual subscription basis using SaaS model with revenue recognized ratably over the contract term.

3) ICD-10 Medical Coding services are provided on an annual subscription basis using the software as a SaaS model with revenues recognized ratably over the contract term.

4) Encrypted and HIPAA compliant and secure email services are provided on an annual subscription basis using the SaaS model with revenues recognized ratably over the contract term.

5) MSaaS software services are provided on an annual subscription basis using the SaaS model with revenue recognized ratably over the contract term.

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

We recognize revenue for our service in accordance with accounting standard ASC 606. Our customers are acquired through our own salesforce and through the referrals from our many state association marketing partners. We primarily generate revenue from multiple software as a service (SaaS) offerings, which typically include subscriptions to our online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Approximately 90% of our revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of our revenue is 100% in North America.

Management has determined that it has the following performance obligations related to its products and services: multiple SaaS offerings, which typically include subscriptions to our online software solutions. Revenue from Software as a Service, hardware, service repairs, and support & maintenance are all recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract, or services is completed. Our customers do not have the right to take possession of the online software solution. Revenue from subscriptions, including additional fees for items such as incremental contacts, is recognized ratably over the subscription period beginning on the date the subscription is made available to customers. Substantially all subscription contracts are one year. We recognize revenue from on-boarding services and equipment as the services are provided. Amounts billed that have not yet met the applicable revenue recognition criteria are recorded as deferred revenue.

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

The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, the Company accrues the costs of shipping and handling when the related revenue is recognized. Costs incurred for shipping and handling are included in costs of goods sold on the Consolidated Statements of Operations. Amounts billed to a customer for shipping and handling are reported as revenue on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $132,094 and $56,376 for the three months ended March 31, 2022 and 2021, respectively.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging”, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements.

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

Financial Instruments With Down Round Features

The Company follows the guidance of FASB ASU 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); and Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downround adjustment of the current exercise price based on the price of the future equity offerings. The standard requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for the purposes of determining liability of equity classification. Companies that provide earning per share (“EPS”) data will adjust their diluted EPS calculation for the effect of the feature when triggered (i.e. when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

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

Stock-Based Compensation

The Company accounts for share-based compensation costs in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires companies to measure the cost of awards of equity instruments, including stock options and restricted stock awards, based on the grant-date fair value of the award and to recognize it as compensation expense over the employee’s requisite service period or the non-employee’s vesting period. An employee’s requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement and generally is presumed to be the vesting period. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid in capital, is recorded as an increase to share capital.

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

3. NOTES PAYABLE

Notes Payable

1.

In April 2021, the Company signed a $150,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $150,000 from a finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has a right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 780,000 restricted shares of the Company’s Common Stock and 2,600,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common Stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares.

2.

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

3.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000 from a second finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and 2,600,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. During the year ended December 31, 2021 the Investor converted $125,000 of outstanding principal and interest into 1,250,000 shares of the Company’s common stock.

4.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $245,000 from a third finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year ended December 31, 2021 the Investor converted $35,000 of outstanding principal and interest into 350,000 shares of the Company’s common stock.

5.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $230,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year the year ended December 31, 2021, the Investor converted $28,846 of outstanding principal and interest into 288,463 shares of the Company’s common stock.

6.

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

15

7.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from an existing finance company in April 2021 (the “Investor” or “Holder”). An Interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share.

8.

 In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principle and interest of $791 are due monthly.

9.

In February 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principle will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months’ interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months’ interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. The Company is in compliance with its covenants as of March 31, 2022.

4. COMMON STOCK

Stock Issuances

During the three months ended March 31, 2022 the Company issued 4,722,844 shares of common stock for cash of $350,000.

Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the three months ended March 31, 2022 are presented below:

2022 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2022	32,275,000	$0.12	9.8	$-

Granted	300,000	$0.11	9.8
Exercised	-	-
Forfeited	-	$-
Balance Outstanding - March 31, 2022	32,575,000	$0.12	9.5	$-

Exercisable - March 31, 2022	1,395,000	$0.24	6.4	$-

2022 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2022	30,880,000	$9.9	2.6

Granted	300,000	$9.8	2.7
Vested		$-
Forfeited/expired	-
Nonvested - March 31, 2022	31,180,000	$9.6	2.6

Restricted Stock Compensation

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

During the three months ending March 31, 2022, the Company issued no Common Stock Warrants.

As of March 31, 2022, the number of shares issuable upon exercise of the Common Stock Warrants were 10,600,000 shares.

Type	Issue Date	Shares	Exercise Price	Expiration
Investors	4/19/2021	1,300,000	$0.20	4/19/2026
Investors	4/19/2021	1,300,000	$0.25	4/19/2026
Investors	4/22/2021	1,300,000	$0.20	4/22/2026
Investors	4/22/2021	1,300,000	$0.25	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	1,500,000	$0.25	8/31/2026
Total		10,600,000

2022 Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	10,600,000	$0.23	4.40	$715,223
Granted
Forfeited/expired	-	$-
Outstanding – March 31, 2022	10,600,000	$0.23	4.10	$715,223

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

In January 2022 the Company exercised its equity line of credit of an aggregate amount of $350,000 in exchange for 4,772,844 shares of common stock. The balance available as of March 31, 2022 to draw on the equity line of credit after the draw was $4,650,000 and $5,000,000 as of December 31, 2021.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2022 and year ended December 2021:

Total
Balance at December 31, 2021	$1,484,966
2022 Acquisitions	-
Balance at March 31, 2022	$1,484,966

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2022 and December 31, 2021:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$2,724,678	$-	$(2,131,897)	$592,781
Customer relationships	3,713,434	-	(643,560)	3,069,874
Acquired technology	1,527,186	-	(1,249,220)	277,966
Total definite-lived intangible assets at December 31, 2021	7,965,297	-	(4,024,677)	3,940,621

Capitalized software	2,787,974	-	(2,226,049)	561,925
Customer relationships	3,713,434	-	(823,433)	2,890,001
Acquired technology	1,527,186	-	(1,367,152)	160,034
Total definite-lived intangible assets at March 31, 2022	$8,028,594	$-	$(4,416,634)	$3,611,960

Amortization expense of intangible assets was $391,957 for the three months ended March 31, 2022. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

6. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On November 15, 2017, the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provided for a one-year renewal term at the option of the Company that the company exercised. An amendment to this lease was signed on October 26, 2020 which extended the lease term through October 31, 2021. On September 10, 2021, an additional seven-month extension was signed extending the lease term to May 30, 2022.

On September 22, 2021, the Company signed a six year and one month lease agreement for approximately 7,650 square feet for its new headquarters commencing on January 1, 2022, located in Ocoee, Florida. The lease provides for a five-year renewal term at the option of the Company.

The company signed a three-year lease agreement for approximately 2.100 square feet of office space located in Concord, NC on July 16, 2020.

With the acquisition of Advantech, the Company signed a two-year lease on May 12, 2021, for an office in Scottsdale, AZ.

As of March 31, 2022, undiscounted future lease obligations for the office spaces are as follows:

Lease Commitments
as of 03/31/2022
Less than 1 year	1-3 years	3-5 years	Total
$288,086	$755,353	$482,328	$1,525,767

Lease costs for the three months ended March 31, 2022 were $52,867 and cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 were $27,944. As of March 31, 2022, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,525,767
Present value adjustment using incremental borrowing rate	(447,028)
Lease liabilities	$1,078,739

B) EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

On December 16, 2021, Robert McDermott, the President and Chief Executive Officer of the Company, entered into an employment agreement with the Company pursuant to which the Company employed Mr. McDermott for a term of three years. Mr. McDermott received a starting annual base salary of $295,000 per annum which increased to $317,500 per annum on December 16, 2022 and will increase to $348,000 per annum on December 31, 2023. In addition, Mr. McDermott is eligible to receive incentive bonus compensation pursuant to an executive bonus plan approved by the Board of Directors or the Compensation Committee of the Board of Directors of up to 30% of base salary. Mr. McDermott was awarded an option to purchase 18,000,000 shares of the Company’s Common Stock of which 25% (4,500,000) shares vest on December 16, 2022, another 25% (45,000,000) shares vest on December 16, 2023, another 25% (45,000,000) shares vest on December 16, 2024, and the remaining 25% (4,500,000) shares vest on December 16, 2025. In the event of termination of Mr. McDermott’s employment due to a change in control, by reason of his death or disability or by the Company without cause, his stock options that have not already vested will fully vest on the date of termination and any restrictions on any restricted stock owned by Mr. McDermott shall be lifted. Further, in the event of the termination of Mr. McDermott’s employment (i) due to a change in control Mr. McDermott will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the 24 month period following the date of termination, (ii) due to death or disability Mr. McDermott or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. McDermott will continue to receive his base salary for the 18 month period following the date of termination or through the end of the employment period, whichever is longer. For the year ended December 31, 2020, Mr. McDermott received an award 600,000 restricted shares in early 2021 which has been reflected as compensation expense in the accompanying 2020 Consolidated Statements of Operations. For the year ended December 31, 2021, Mr. McDermott received an award of 1,600,000 restricted shares in early 2022 which has been reflected in compensation expense in the accompanying 2021 Consolidated Statements of Operations.

On December 16, 2021, David Fidanza, the Chief Information Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Fidanza for a term of three years. Mr. Fidanza received a starting annual base salary of $165,000 per annum which increases to $176,555 per annum on December 16, 2022, and to $190,000 per annum on December 16, 2023. Mr. Fidanza was awarded an option to purchase 3,000,000 shares of the Company’s Common Stock. 25% of the option award (750,000 shares) vest on December 16, 2022, another 25% (750,000 shares) vest on December 16, 2023, another 25% (750,000 shares) vest on December 16, 2024, and the remaining 25% (750,000 shares) vest on December 16, 2025. In the event of termination of Mr. Fidanza’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Fidanza shall be lifted. Further, in the event of the termination of Mr. Fidanza’s employment (i) due to a change in control Mr. Fidanza will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Fidanza or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Fidanza will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer.

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

On August 18, 2021, Mr. Archit Shah, Chief Financial Officer of the Company entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Shah for three years. Mr. Shah is to receive an annual base salary of $232,500 per annum beginning September 7, 2021 which increases to $242,500 per annum on September 7, 2022 and increases to $255,000 on September 7, 2023. Mr. Shah was awarded an option to purchase 2,880,000 shares of the Company’s Common Stock. 33% of the option award (960,000 shares) vest on September 7, 2022, another 33% (960,000 shares) vest on September 7, 2023, and the remaining 34% (960,000 shares) vest on September 7, 2024. In the event of termination of Mr. Shah’s employment due to reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Shah shall be lifted. Further, in the event of the termination of Mr. Shah’s employment due to death or disability Mr. Shah or his estate will continue to receive his base salary during the six-month period following the date of termination and (iii) by the Company without cause Mr. Shah will continue to receive his base salary for the six-month period following the date of termination or through the end of the employment period, whichever is longer.

(C) LITIGATION

On August 18, 2021, the Company received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of the Company’s assets that were previously pledged as security to a Lender. On August 24, 2021 the Company received a Default Notice from the Lender asserting that the Company was obligated to pay $863,274. The Lender alleged that it had made certain loans and other financial accommodations in the form of guaranties to our Company beginning approximately in March of 2009 that was secured by all of the assets our Company. We initiated an investigation into the matter and concluded that we had repaid all of the loans (including tendering payment of $28,577.82 for various credit card obligations with JP Morgan Chase Bank which the Lender rejected on August 4, 2021) and any loans that had not been repaid were released under the terms of a Recapitalization Agreement dated November 1, 2016. We then retained Arizona counsel to prepare an Emergency Application for Temporary Restraining Order and Preliminary Injunction against the Lender in order to stop the foreclosure sale. We are currently in negotiations with Lender to resolve the dispute. We believe the claims of the Lender are without merit and intend to vigorously defend the matter.

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The Complainant agreed to begin arbitration on August 31, 2021. We believe these claims are without merit.

7. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivables. The Company places its cash with high-credit-quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor. As a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company has not experienced any losses due to these excess deposits and believes the risk is not significant. With respect to trade receivables, management routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

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

The Company has no significant customers (greater than 10% of total revenue) in its three-month 2022 revenue. The Company has accounts receivable concentration with three customers in 2022 representing 51% of total accounts receivables outstanding as of March 31, 2022, and one customer that represented 33% of accounts receivable outstanding as of December 31, 2021.

8. SEGMENT INFORMATION

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS) and Managed IT (MSP/MSaaS) services and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

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

Revenue Segment

Net sales by revenue type were as follows:

	For the Three Months Ended March 31
	2022	%	2021	%	% Change
Revenue:
Subscription software and services	$1,856,595	91%	$587,851	84%	216%

Professional services and other	187,294	9%	116,150	16%	61%

	$2,043,889	100%	$704,001	100%	190%

9. RELATED PARTY TRANSACTIONS

The Company incurred related party transactions of $497,309 for the three months ended March 31, 2022 and $78,520 for the three months ended March 31, 2021 in relation to payments of interest and principle on a Note Payable with its Chief Executive Officer. This note was fully repaid in February 2022.

10. SUBSEQUENT EVENTS

In April 2022, the Company signed a $300,000 unsecured promissory note with a maturity date 6 months after issuance. An interest charge of 14.0% per annum shall accrue, with all interest and principle payments being made on maturity.

In April 2022, the Company signed a $50,000 unsecured promissory note with a maturity date 6 months after issuance. An interest charge of 14.0% per annum shall accrue, with all interest and principle payments being made on maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2022 and under the heading entitled “Going Concern” in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

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

iCorePay – iCorePay offers seamless patient payment processing solutions for customers. iCorePay integrates into the practice workflow for payment and revenue cycle tracking.

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

iCoreIT - The trend in IT Services companies for over a decade has been to move away from a “Break/Fix ‘‘ model to a “Managed Service Provider (MSP)” and “Managed Software as a Service (MSaaS)” model with recurring revenue.

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

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 91% and 84% of our total revenue for the three months ended March 31, 2022 and 2021. We sell multiple offerings at different base prices on a subscription basis to meet he needs of the customers we serve. Most of our customers’ subscriptions are one year or less in duration.

Professional services and other revenue account for 9% and 16% of our total revenue for the three months ended March 31, 2022, and 2021. Professional services and other revenue include hardware, software, labor and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

COVID-19 Business Update

In the first quarter of 2021, we began to see the impact of the COVID-19 pandemic on our business, as local and national actions, such as stay at home mandates and business closures, took effect. Our core customers, medical and dental businesses, significantly curtailed business operations, impacting the Company’s sales and near-term new business prospects.

In May 2021 the Company received loan proceeds of $328,000 relating to the Paycheck Protection Program (PPP) as part of the CARES Act created by Congress to financially support companies during the COVID-19 pandemic. The PPP Loan carried interest at 1%. The principal and accrued interest were forgiven on June 14, 2021 after completing and submitting a PPP Loan Forgiveness Application with the financial institution associated with the SBA loan.

Business activity at our customers is returning to more normalized operating conditions. Our sales efforts and prospects have sequentially improved for several quarters in a row as the pandemic subsided and we have returned to a higher rate of organic growth compared to the first half of 2021. The Company’s year over year revenue growth comparisons in the first quarter of 2022 compared to the prior year period that was impacted by COVID closures are favorable.

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

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from the preliminary finance company in April 2022 (the “Investor” or “Holder”). An Interest charge of 15% per annum shall accrue and be paid on the maturity date. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share.

In February 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principle will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months’ interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months’ interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. The Company is in compliance with its covenants as of March 31, 2022

Critical Accounting Policies and Estimates

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

We believe that the most critical accounting policies relate to revenue recognition, software development capitalization and amortization, income taxes, stock-based compensation, and long-lived assets and goodwill. See Note 2 to the condensed consolidated financial statements.

Executive Summary

Financial Results for the Three Months Ended March 31, 2022

Our total revenue for the three months ended March 31, 2022, increased by 190% to $2,044 million compared with $0.704 million during the same period in 2021. An increased number of SaaS and MSP subscriptions drove growth in the quarter gain from both organic growth and through asset acquisitions. The Company ended the quarter with over approximately 24,000 subscriptions on our platform up from approximately 11,000 subscriptions in the prior year period.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 69% and 66% for the three months ended March 31, 2022 and 2021, respectively. Gross Profit increased $0.946 million compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•

Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings for improved workflow, productivity, and efficiency gains. As we have expanded our product offerings, we are seeing greater traction for all our software products across the entire platform.

•

Business Development. The Company has pursued and won contracts with larger enterprise health care businesses and continues to do so. We currently have agreements with large State Associations, Dental Support Organizations (DSOs), Hospitals, and large insurance companies

•	Capital raise. In the first three months of 2022, the company raised $350,000 of equity and $2,000,000 in the form of secured notes to fund operations and growth.

Results of Operations

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months Ended
	March 31, 2022	March 31, 2021	% Incr/(Decr)
Revenue	$2,043,889	$704,001	190%
Cost of sales	634,230	240,033	164%
Gross profit	1,409,659	463,968

Expenses
Selling, general and administrative	1,950,441	856,388	128%
Depreciation and amortization	455,771	252,697	80%
Total operating expenses	2,406,212	1,109,085
Loss from operations	(996,553)	(645,117)

Other expense
Interest expense	(155,689)	(167,797)	-7%
Financing fee	(300,000)	-	100%
Other expense	(89,993)	-	100%
Total other expense	(545,682)	(167,797)	46%

Net loss	$(1,542,235)	$(812,914)	53%

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a comparison of the amounts listed above.

Three Month Period Ended March 31, 2022 (“1Q 2022”) Compared to Three Month Period Ended March 31, 2021 (“1Q 2021”)

Revenues. Net revenues of $2,043,889 for the 1Q 2022 period increased $1,339,888 or 190% compared to $704,001 for the 1Q 2021 period. The increase between periods was due to recurring SaaS revenues generated by a rapid growth in subscribers incurred at the back half of 2021 as well as revenues related to the asset acquisitions acquired from May to September of 2021. Revenue from Subscription Software and Services grew 216% to $1,856,595 compared to $587,851 during the same period in 2021. Professional Services and Other revenue grew 61% to $187,294 compared to $116,150 for the same period in 2021.

Cost of sales. Cost of sales of $634,230 for the 1Q 2022 period increased $394,197 or 164% compared to $240,033 for the 1Q 2021 period. The increase between periods was due primarily to increases in cost of services purchased that are related to our SaaS and MSaaS offerings coupled with the additional costs incurred from an increase in number of customers from both organic and mechanistic growth.

Selling, general and administrative expenses. Selling, general and administrative expenses of $1,950,441 for the 1Q 2022 period increased $1,094,053 or 128% compared to $856,388 for the 1Q 2021 period. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expense to support a high rate of growth as well as the additional cost incurred to support the asset acquisitions.

Depreciation and amortization expenses. Depreciation and amortization expenses of $455,771 for the 1Q 2022 period increased $203,074 or 80% compared to $252,697 for the 1Q 2021 period. The increase between periods was primarily made of the amortization of the asset acquisitions incurred in 2021.

Interest Expense. Interest expense of $155,689 for the 1Q 2022 period decreased $12,108 or -7% compared to $167,797 in the 1Q 2021 period. The decrease between periods was primarily due the Company being able to take on new debt at more attractive rates in later half of 2021.

Financing fee. A financing fee expense of $300,000 was incurred for 1Q 2022 versus nil for 1Q2021 related to the issuance of convertible debt in Q2 of 2021.

Other expense. Other expense consists of cost related to the payment of sales and use tax filings for prior periods as well as settlement of a prior periods accounts payable.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three-month period ended March 31, 2022 the Company generated an operating loss of $996,553. In addition, the Company has an accumulated deficit, total stockholders’ equity and net working capital deficit of $84,337,498, $368,753 and $2,183,076, respectively, as of March 31, 2022. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future.

Management continues to develop strategic partnerships and has ramped up selling into the existing customer base as well as penetrate larger organizations with multiple customers while continuing to scope out additional areas of opportunity. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our equity and debt raises, revenues, cash collections from our clients, capital expenditures, and investments in research and development.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the three-month periods ended March 31, 2022 and 2021 related to our operations:

	Three Month Ended
	March 31,	March 31,
	2022	2021
Net cash used in operating activities	$(1,049,394)	$(715,169)
Net cash used in investing activities	(63,296)	(48,682)
Net cash provided by financing activities	1,850,958	950,406
Net change in cash	738,268	186,555
Cash and cash equivalents at beginning of the period	71,807	7,619
Cash and cash equivalents at end of the period	$810,075	$194,174

Operating Activities: Net cash used by operating activities of $1,049,394, for the three-month period ended March 31, 2022 was $334,225 more than the $715,169 cash used by operations for the three-month period ended March 31, 2021. The increase in cash utilized by operating activities compared to the three-month period ended March 31, 2021 was primarily attributable to a $177,800 decrease in accounts payable and accrued liabilities and to a lesser extent the cash impact of changes in other operating assets and liabilities. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities of $63,296 for the three-month period ended March 31, 2022 compared to $48,682 cash used by investing activities for the three -month period ended March 31, 2021. The overall increase was due to a slight increase in capitalized software cost components. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $1,850,958 for the three-month period ended March 31, 2022 was $900,552 more than the $950,406 cash provided by financing activities for the three-month period ended March 31, 2021. The Company issued $2,000,000 in debt for the three-months ended March 31, 2022 versus nil for the same comparative period in 2021. This was offset by a decrease in common stock issuances in the three-months ended March 31, 2022 of $350,000 compared to $1,417,313 for the three months ended March 31, 2021.

Credit Facilities

In January 2021 the Company and one of its Convertible Debt Holders entered into a Purchase Agreement for up to $5,000,000 shares of the Company’s common stock for 24 months. The purchase price of the stock will be at 75% of the lowest individual daily weight average price of the past five (5) trading days with the amount to be drawn down as the lesser of $250,000 or 300% of the average shares traded for the ten (10) days prior to the Closing Request Date with a minimum $25,000 put allowance. As part of the agreement, the Company issued 250,000 shares of common stock as a commitment fee. The available balance on the facility as of March 31, 2022 was $4,650,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness related to the Company’s accounting for complex financial instruments and the material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. In light of these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

On August 18, 2021, the Company received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of the Company’s assets that were previously pledged as security to a Lender. On August 24, 2021 the Company received a Default Notice from the Lender asserting that the Company was obligated to pay $863,274. The Lender alleged that it had made certain loans and other financial accommodations in the form of guaranties to our Company beginning approximately in March of 2009 that was secured by all of the assets our Company. We initiated an investigation into the matter and concluded that we had repaid all of the loans (including tendering payment of $28,577.82 for various credit card obligations with JP Morgan Chase Bank which the Lender rejected on August 4, 2021) and any loans that had not been repaid were released under the terms of a Recapitalization Agreement dated November 1, 2016. We then retained Arizona counsel to prepare an Emergency Application for Temporary Restraining Order and Preliminary Injunction against the Lender in order to stop the foreclosure sale. We are currently in negotiations with Lender to resolve the dispute. We believe the claims of the Lender are without merit and intend to vigorously defend the matter.

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The Complainant agreed to begin arbitration on August 31, 2021. We believe these claims are without merit.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended March 31, 2022, is set forth in the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three-Month Period Ended March 31, 2022 and 2021 (unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No	Description

5.6	Lease extension dated March 10, 2021 between iCoreConnect Inc and Lake Butler Plaza Properties LLC

5.7	Lease Agreement dated March 22, 2021 between iCoreConnect Inc and Four Two Nine, Inc.

10.16	Asset Purchase Agreement dated March 1, 2021 between iCoreConnect Inc and Spectrum Technology Solutions an Arizona Corporation*

31.1	CEO Certification pursuant to rule 13a-14(a)

31.2	CFO Certification pursuant to rule 13a-14(a)

32.1	CEO Sarbanes Oxley certification

32.2	CFO Sarbanes Oxley certification

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_____________

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

iCoreConnect, Inc. (Registrant)

Date: May 12, 2022	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

