Form 10-Q
period 2022-06-30
iCoreConnect Inc.
filed 2022-08-12
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 000-52765

iCoreConnect Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-4182867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

529 E. Crown Point Road, Suite 250, Ocoee, FL 34761

(Address of principal executive offices) (Zip Code)

(888) 810-7706

(Registrant’s Telephone Number, Including Area Code)

__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of August 12, 2022 there were 172,473,691 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2022

iCoreConnect Inc.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	June 30,	December 31,
	2022	2021
ASSETS
Cash	$164,261	$71,807
Accounts receivable, net	701,873	629,047
Prepaid expenses and other current assets	399,959	312,286
Total current assets	1,266,093	1,013,140

Property and equipment, net	85,733	92,562
Right of use lease asset - operating	1,031,021	99,054
Software development costs, net	536,083	592,781
Acquired technology, net	121,191	277,966
Customer relationships, net	2,710,127	3,069,874
Goodwill	1,484,966	1,484,966
Total long-term assets	5,969,121	5,617,203

TOTAL ASSETS	$7,235,214	$6,630,343

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$1,680,196	$1,641,750
Operating lease liability, current portion	283,731	66,738
Notes payable, current portion	1,604,018	2,325,339
Deferred revenue	-	20,419
Total current liabilities	3,567,945	4,054,246

Long-term debt, net of current maturities	3,675,419	1,538,488
Operating lease liability, net of current portion	774,277	32,318
Total long-term liabilities	4,449,696	1,570,806

TOTAL LIABILITIES	$8,017,641	$5,625,052

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, par value $0.001; 10,000,000 shares authorized; Issued and Outstanding: 0 as of June 30, 2022 and December 31, 2021	-	-
Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 172,473,691 as of June 30, 2022 and 167,493,479 as of December 31, 2021	172,473	167,493
Additional paid-in-capital	84,869,725	83,633,061
Accumulated deficit	(85,824,625)	(82,795,263)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(782,427)	1,005,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,235,214	$6,630,343

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THRE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$2,011,161	$981,378	$4,055,050	$1,685,379
Cost of sales	621,283	267,728	1,255,513	507,761
Gross profit	1,389,878	713,650	2,799,537	1,177,618

Expenses
Selling, general and administrative	2,261,577	1,003,870	4,293,934	1,860,258
Depreciation and amortization	340,245	250,715	714,100	503,412
Total operating expenses	2,601,822	1,254,585	5,008,034	2,363,670
Loss from operations	(1,211,944)	(540,935)	(2,208,497)	(1,186,052)

Other income (expense)
Interest expense	(189,183)	(92,526)	(344,872)	(260,323)
Finance charges	(86,000)	(1,281,176)	(386,000)	(1,281,176)
Other income (expense)	-	331,404	(89,993)	331,404
Total other expense, net	(275,183)	(1,042,298)	(820,865)	(1,210,095)

Net loss	$(1,487,127)	$(1,583,233)	$(3,029,362)	$(2,396,147)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of shares, basic and diluted	172,353,044	145,126,070	171,723,963	131,287,660

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Common stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at January 1, 2021	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)
Stock issued for cash	22,504,600	22,505	1,394,808	-	1,417,313
Stock issued for conversion of fees for services payable	7,948,502	7,948	473,975	-	481,923
Stock compensation expense	3,968,795	3,969	114,827	-	118,796
Net loss	-	-	-	(812,914)	(812,914)
Balances at March 31, 2021	124,503,233	$124,503	$79,095,670	$(78,643,995)	$576,178

Stock issued for cash	16,015,000	16,015	1,487,485	-	1,503,500
Stock compensation expense	3,115,166	3,115	65,830	-	68,945
Stock issued for convertible debt	2,730,000	2,730	1,281,176	-	1,283,906
Stock issued for asset acquisition of Advantech	5,000,000	5,000	495,000	-	500,000
Stock issued for asset acquisition of BCS	250,000	250	-	-	250
Net loss	-	-	-	(1,583,233)	(1,583,233)
Balances at June 30, 2021	151,613,399	$151,613	$82,425,161	$(80,227,228)	$2,349,546

Balances at January 1, 2022	167,493,497	$167,493	$83,633,061	$(82,795,263)	$1,005,291
Stock issued for cash	4,722,844	4,723	345,277	-	350,000
Finance fee on convertible debt			300,000		300,000
Stock compensation expense	-	-	255,697	-	255,697
Net loss	-	-	-	(1,542,235)	(1,542,235)
Balances at March 31, 2022	172,216,323	$172,216	$84,534,035	$(84,337,498)	$368,753
Finance fee on convertible debt			86,000		86,000
Stock issued for conversion of debt	227,368	227	22,160		22,387
Stock compensation expense	30,000	30	272,530		272,560
Repurchase of common stock warrants			(45,000)		(45,000)
Net loss				(1,487,127)	(1,487,127)
Balances at June 30, 2022	172,473,691	$172,473	$84,869,725	$(85,824,625)	$(782,427)

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,029,362)	$(2,396,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,981	1,418
Amortization expense	703,118	469,699
Finance fee	386,000	1,281,176
Change in allowance for doubtful accounts	137,676	-
Gain on cancellation of liabilities	-	(331,404)
Stock compensation expense	528,257	187,741
Non-cash interest expense	82,804	26,858
Changes in operating assets and liabilities:
Accounts receivable	(210,502)	(107,443)
Prepaid expenses and other current assets	(87,673)	(111,916)
Right of use asset, net of lease liability	22,833	(17,448)
Accounts payable and accrued expenses	15,946	(11,174)
Deferred revenue	(20,419)	(23,479)
NET CASH USED IN OPERATING ACTIVITIES	(1,434,944)	(1,032,119)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Advantech/BCS	-	(1,850,022)
Purchase of capital assets	-	(4,228)
Additions to capitalized software	(129,898)	(108,752)
NET CASH USED IN INVESTING ACTIVITIES	(129,898)	(1,963,002)

FINANCING ACTIVITES
Net proceeds from debt	2,420,000	1,795,881
Payments on debt	(1,112,591)	(875,887)
Proceeds from issuance of common stock	350,000	2,920,813
Purchase of common stock warrants	(22,500)	-
Conversion of accounts payable into common stock	-	(7,266)
Stock issued for conversion of convertible debt	22,387
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,657,296	3,833,541

NET CHANGE IN CASH	92,454	838,420
CASH AT BEGINNING OF THE PERIOD	71,807	7,619
CASH AT END OF THE PERIOD	$164,261	$846,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$301,644	$233,465
Stock issued for acquisitions	-	500,250
Stock issued for conversion of accounts payable	$-	$(7,266)

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

Notes to Condensed Financial Statements

June 30, 2022

1. NATURE OF OPERATIONS

iCoreConnect Inc., (the “Company”), a Nevada Corporation, is a market leading cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

Business Combinations

During 2021, the Company completed three asset acquisitions which were accounted for as business combinations (i) on April 23, 2021, the Company acquired substantially all the assets of Heyns Unlimited LLC doing business as Advantech (ii) on May 31, 2021, the Company acquired substantially all the assets of BCS Tech Center, Inc.; and (iii) on September 1, 2021, the Company acquired substantially all the assets of Spectrum Technology Solutions, LLC.

Going Concern and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the six months ended June 30, 2022, the Company generated an operating loss of $2,208,497. In addition, at June 30, 2022, the Company has an accumulated deficit, and net working capital deficit of $85,824,625 and $2,301,852 respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

2. SUMMARY OF SIGNFICANT ACCOUNTING POLICES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of the Company’s customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of customers improves and collections of amounts outstanding commence or are reasonably assured, then the Company may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of approximately $173,700 at June 30, 2022 and $36,000 December 31, 2021.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2022 and December 31, 2021 there was no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of June 30, 2022 and December 31, 2021 there was no impairment of the Company’s Goodwill.

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

The Company’s customers are acquired through its own salesforce and through the referrals from its many state association marketing partners. The Company primarily generates revenue from multiple software as a service (SaaS) offerings, which typically include subscriptions to its online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Approximately 90% of the Company’s revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of the Company’s revenue is 100% in North America.

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

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $263,693 and $126,575 for the six months ended June 30, 2022 and 2021, respectively.

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

3. NOTES PAYABLE

		June 30,	December 31
		2022	2021

1	Convertible Notes bearing interest at 12% due July 31, 2022	$388,150	$542,083
2	Convertible Note bearing interest at 12% due June, 2023	520,576	541,589
3	Convertible Note bearing interest at 12% due April 27, 2022	-	145,301
4	Convertible Note bearing interest at 12% due April 25, 2022	-	235,548
5	Convertible Note bearing interest at 12% due August 12, 2022	234,668	242,151
6	Notes bearing interest at 18% due October 1, 2023	1,518,750	1,518,955
7	Note bearing interest at 18% due October 1, 2023	33,750	38,488
8	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	2,001,667	-
9	Promissory Note bearing interest at 14%, due September 15, 2022	51,458	-
10	Promissory Note bearing interest at 14%, due September 21, 2022	308,055	-
11	Related Party Promissory Note bearing interest at 14% due December 1, 2022	101,112	-
12	Related Party Promissory Note bearing interest at 18%, due December 31, 2022	-	483,150
13	Related Party Long term debt bearing interest at 8%, due April 15, 2021	121,252	116,562
		5,279,437	3,863,827
	Less current maturities	(1,604,018)	(2,325,339)
	Total Long-Term Debt	$3,675,419	$1,538,488

1.

In April 2021, the Company signed a $150,000 convertible promissory note and a $250,000 convertible promissory note with two separate entities controlled by the same party. These note have a maturity date twelve months after issuance and received in exchange $150,000 and $250,000 from these two finance companies (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The notes are convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has a right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holders collectively 780,000 restricted shares of the Company’s Common Stock and 2,600,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common Stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. At Maturity these notes were renegotiated and extended to July 31, 2022 under the same terms and conditions. These Notes were fully paid in July 2022.

2.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000 from a second finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and 2,600,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. At Maturity this note was renegotiated and extended to June, 2023 for an addition consideration of $55,400 under the same interest rate and conditions as the matured note.

3.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $245,000 from a third finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year ended December 31, 2021 the Investor converted $125,000 of outstanding principal and interest into 1,250,000 shares of the Company’s common stock. This Note was fully satisfied in April 2022.

4.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $230,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year ended December 31, 2021 the Investor converted $35,000 of outstanding principal and interest into 350,000 shares of the Company’s common stock. This Note was fully satisfied in April 2022.

5.

In May 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $248,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. Subsequent to the issuance of the promissory note, the parties entered into the First Amendment to Convertible Promissory Note which extended the term of the note by three months to August 2022. During the year ended December 31, 2021, the Investor converted $28,846 of outstanding principal and interest into 288,463 shares of the Company’s common stock. During the period ending June 30, 2022, the Investor converted an additional $22,387 of outstanding principal and interest plus $350 in fees into 227,368 shares of the Company’s common stock. This Note was fully paid in August 2022.

15

6.

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

7.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

8.

In February 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months’ interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months’ interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. The Company is in compliance with its covenants as of June 30, 2022.

9.

In April 2022, the Company signed a $50,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty.

10.

In April 2022, the Company signed a $300,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty.

11.

In June 2022, the Company signed a $100,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. This note was entered into with a related party.

12.

The Company issued a note payable to a related party on December 31, 2018 with a principal amount of $714,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and with a balloon payment due by the maturity date of December 31, 2019. The balloon payment due on December 31, 2019 was not made and the Company issued, in exchange for the original note, a new note dated December 31, 2019 with a principal amount of $556,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and a balloon payment due by the maturity date of December 31, 2020. As of December 31, 2020, $535,021 of principal was outstanding on this note payable. Subsequent to the end of fiscal 2020, the maturity on note payable to the related party was extended to a new 2-year term note payable bearing interest rate payable of 18% per annum with a maturity date of December 31, 2022. The note will pay monthly cash interest only in the first year (12 months) of note payable term. In the 2nd year, the note payable will be repaid with 12 monthly installment payments of interest and principal until fully repaid. This note was fully repaid in February of 2022.

13.

In April 2018 the Company entered into a note with a related party which included a note payable in the amount of $87,500 bearing interest at 8% payable. The validity of this note and its enforceability are being disputed by the Company.

4. COMMON STOCK

Stock Issuances

During the six months ended June 30, 2022 the Company issued 4,722,844 shares of common stock for cash of $350,000.

Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the six months ended June 30, 2022 are presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2022	32,275,000	$0.12	9.8	$-

Granted	300,000	$0.11	9.5
Exercised	-	-
Forfeited	-	$-
Balance Outstanding – June 30, 2022	32,575,000	$0.12	9.2	$-

Exercisable – June 30, 2022	1,395,000	$0.24	5.8	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2022	30,880,000	$9.9	2.3

Granted	300,000	$9.2	2.4
Vested		$-
Forfeited/expired	-	-	-
Nonvested – June 30, 2022	31,180,000	$9.3	2.0

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

During the six months ending June 30, 2022, the Company issued no Common Stock Warrants. The Company purchased 38,135 common stock warrants issued to a lender in 2019 as part of a Note Payable that had been fully satisfied in 2020. These warrants include anti-dilutive provisions and as such resulted in an additional 861,851 of warrants that were to be issued at a strike price of $0.05. The Company purchased these warrants at their restated strike price for $45,000.

As of June 30, 2022, the number of shares issuable upon exercise of the Common Stock Warrants were 10,600,000 shares.

Type	Issue Date	Shares	Exercise Price	Expiration
Investors	4/19/2021	1,300,000	$0.20	4/19/2026
Investors	4/19/2021	1,300,000	$0.25	4/19/2026
Investors	4/22/2021	1,300,000	$0.20	4/22/2026
Investors	4/22/2021	1,300,000	$0.25	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	1,500,000	$0.25	8/31/2026
Total		10,600,000

Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	10,600,000	$0.23	4.40	$715,223
Granted	-	-	-	-
Forfeited/expired	-	$-	-	-
Outstanding – June 30, 2022	10,600,000	$0.23	3.80	$715,223

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

In January 2022 the Company exercised its equity line of credit of an aggregate amount of $350,000 in exchange for 4,772,844 shares of common stock. The balance available as of June 30, 2022 to draw on the equity line of credit after the draw was $4,650,000.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2022 and year ended December 2021:

Total
Balance at December 31, 2021	$1,484,966
2022 Acquisitions	-
Balance at June 30, 2022	$1,484,966

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of June 30, 2022 and December 31, 2021:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$2,724,678	$-	$(2,131,897)	$592,781
Customer relationships	3,713,434	-	(643,560)	3,069,874
Acquired technology	1,527,186	-	(1,249,220)	277,966
Total definite-lived intangible assets at December 31, 2021	7,965,297	-	(4,024,677)	3,940,621

Capitalized software	2,854,577	-	(2318,494)	536,083
Customer relationships	3,713,434	-	(1,003,307)	2,710,127
Acquired technology	1,527,186	-	(1,405,995)	121,191
Total definite-lived intangible assets at June 30, 2022	$8,095,197	$-	$(4,727,796)	$3,367,401

Amortization expense of intangible assets was $703,118 and $469,669 for the six months ended June 30, 2022 and 2021, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

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

The Company signed a three-year lease agreement for approximately 2,100 square feet of office space located in Concord, NC on July 16, 2020.

With the acquisition of Advantech, the Company signed a two-year lease on May 12, 2021, for an office in Scottsdale, AZ.

As of June 30, 2022, undiscounted future lease obligations for the office spaces are as follows:

Lease Commitments
as of 06/30/2022
Less than 1 year	1-3 years	3-5 years	Total
$283,731	$748,100	$417,787	$1,449,618

Lease costs for the six months ended June 30, 2022 were $188,065 and cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022 were $159,098. As of June 30, 2022, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,449,618
Present value adjustment using incremental borrowing rate	(391,610)
Lease liabilities	$1,058,008

B) EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

On December 16, 2021, Robert McDermott, the President and Chief Executive Officer of the Company, entered into an employment agreement with the Company pursuant to which the Company employed Mr. McDermott for a term of three years. Mr. McDermott received a starting annual base salary of $295,000 per annum which increased to $317,500 per annum on December 16, 2022 and will increase to $348,000 per annum on December 31, 2023. In addition, Mr. McDermott is eligible to receive incentive bonus compensation pursuant to an executive bonus plan approved by the Board of Directors or the Compensation Committee of the Board of Directors of up to 30% of base salary. Mr. McDermott was awarded an option to purchase 18,000,000 shares of the Company’s Common Stock of which 25% (4,500,000) shares vest on December 16, 2022, another 25% (4,500,000) shares vest on December 16, 2023, another 25% (4,500,000) shares vest on December 16, 2024, and the remaining 25% (4,500,000) shares vest on December 16, 2025. In the event of termination of Mr. McDermott’s employment due to a change in control, by reason of his death or disability or by the Company without cause, his stock options that have not already vested will fully vest on the date of termination and any restrictions on any restricted stock owned by Mr. McDermott shall be lifted. Further, in the event of the termination of Mr. McDermott’s employment (i) due to a change in control Mr. McDermott will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the 24 month period following the date of termination, (ii) due to death or disability Mr. McDermott or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. McDermott will continue to receive his base salary for the 18 month period following the date of termination or through the end of the employment period, whichever is longer. For the year ended December 31, 2020, Mr. McDermott received an award 600,000 restricted shares in early 2021 which has been reflected as compensation expense in the accompanying 2020 Consolidated Statements of Operations. For the year ended December 31, 2021, Mr. McDermott received an award of 1,600,000 restricted shares in early 2022 which has been reflected in compensation expense in the accompanying 2021 Consolidated Statements of Operations.

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

(C) LITIGATION

On August 18, 2021, the Company received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of the Company’s assets that were previously pledged as security to a Lender. On August 24, 2021 the Company received a Default Notice from the Lender asserting that the Company was obligated to pay $863,274. The Lender alleged that it had made certain loans and other financial accommodations in the form of guaranties to our Company beginning approximately in March of 2009 that was secured by all of the assets our Company. We initiated an investigation into the matter and concluded that we had repaid all of the loans (including tendering payment of $28,577.82 for various credit card obligations with JP Morgan Chase Bank which the Lender rejected on August 4, 2021) and any loans that had not been repaid were released under the terms of a Recapitalization Agreement dated November 1, 2016. We then retained Arizona counsel to prepare an Emergency Application for Temporary Restraining Order and Preliminary Injunction against the Lender in order to stop the foreclosure sale. The parties were unable to resolve this dispute through negotiations and the case is now at the mediation phase. We believe the claims of the Lender are without merit and intend to vigorously defend the matter.

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The parties agreed to begin arbitration on August 31, 2021 and in 2022 the parties began these proceedings. The arbitration proceedings have been completed and the parties are awaiting the Arbitrator’s ruling. The Company continues to assert that the claims are without merit.

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

The Company has no significant customers (greater than 10% of total revenue) in its six-month 2022 revenue. The Company has accounts receivable concentration with three customers in 2022 representing 48% of total accounts receivables outstanding as of June 30, 2022, and one customer that represented 33% of accounts receivable outstanding as of December 31, 2021.

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

Revenue Segment

Revenue type were as follows:

	For the Six Months Ended June 30
	2022	%	2021	%	% Change
Revenue:
Subscription software and services	$3,671,092	91%	$1,464,629	87%	151%

Professional services and other	383,958	9%	220,750	13%	74%

	$4,055,050	100%	$1,685,379	100%	141%

9. RELATED PARTY TRANSACTIONS

The Company made payments of $497,309 for the six months ended June 30, 2022 and $100,047 for the six months ended June 30, 2021 for interest and principal on a Note Payable with its Chief Executive Officer. This note was fully repaid in February 2022.

In June 2022 the Company entered into a $100,000 promissory note with its Chief Operating Officer. The promissory note has a maturity date of six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty.

10. SUBSEQUENT EVENTS

In July 2022, the Company signed a $500,000 unsecured promissory note with a maturity date 6 months after issuance. An interest charge of 15.0% per annum shall accrue, with all interest paid monthly in arrears and principal payment being made on maturity. In conjunction with unsecured promissory note, the Company issued 175,000 common stock warrants with a five year maturity with 87,500 having a strike price of $0.20 and the remaining 87,500 having a strike price of $0.25.

In August 2022, the Company signed a $250,000 unsecured promissory note with a maturity date 6 months after issuance with the same party as the $500,000 unsecured promissory note in July 2022. An interest charge of 15.0% per annum shall accrue, with all interest paid monthly in arrears and principal payment being made on maturity. In conjunction with unsecured promissory note, the Company issued 87,500 common stock warrants with a five year maturity with 43,750 having a strike price of $0.20 and the remaining 43,750 having a strike price of $0.25.

In July, 2022 the Company fully satisfied the Convertible Notes in the amounts of $150,000 and $350,000 due in April 2022 that were extended to July 2022. In addition, in August, 2022 the Company fully satisfied the Convertible Note in the amount of $250,000 due in August 2022.

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

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings accounted for 91% and 87% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. We sell multiple offerings at different base prices on a subscription basis to meet he needs of the customers we serve. Most of our customers’ subscriptions are one year or less in duration.

Professional services and other revenue accounted for 9% and 13% of our total revenue for the six months ended June 30, 2022, and 2021, respectively. Professional services and other revenue include hardware, software, labor and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

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

Business activity at our customers is returning to more normalized operating conditions. Our sales efforts and prospects have sequentially improved for several quarters in a row as the pandemic subsided and we have returned to a higher rate of organic growth compared to the first half of 2021. The Company’s year over year revenue growth comparisons in the second quarter of 2022 compared to the prior year period that was impacted by COVID closures are favorable.

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

Executive Summary

Financial Results for the Six Months Ended June 30, 2022

Our total revenue for the six months ended June 30, 2022, increased by 141% to $4.055 million compared with $1.685 million during the same period in 2021. An increased number of SaaS and MSP subscriptions drove growth in the quarter gain from both organic growth and through asset acquisitions. The Company ended the quarter with over approximately 27,000 subscriptions on our platform up from approximately 12,000 subscriptions in the prior year period.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 69% and 70% for the six months ended June 30, 2022 and 2021, respectively. Gross Profit increased $1.622 million compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MsaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

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

•	Capital raise. In the first six months of 2022, the company raised $350,000 of equity and $2,587,027 in the form of secured and unsecured notes to fund operations and growth.

Results of Operations - Three and Six Month Period Ended June 30, 2022 Compared to Three and Six Month Period Ended June 30, 2021

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

Three Month Period Ended June 30, 2022 Compared to the Three Month Period Ended June 30, 2021

	Three Months Ended
	June 30,	June 30,
	2022	2021	% Incr/(Decr)
Revenue	$2,011,161	$981,378	105%
Cost of sales	621,283	267,728	132%
Gross profit	1,389,878	713,650

Expenses
Selling, general and administrative	2,261,577	1,003,870	133%
Depreciation and amortization	340,245	250,715	3%
Total operating expenses	2,601,822	1,254,585
Loss from operations	(1,211,944)	(540,935)

Other income (expense)
Interest expense	(189,183)	(92,526)	104%
Finance charges	(86,000)	(1,281,176)	-93%
Other income	-	331,404	-100%
Total other expense, net	(275,183)	(1,042,298)	-74%

Net loss	$(1,487,127)	$(1,583,233)	-6%

Revenues. Net revenues grew to $2,011,161 compared to $981,378 for the three months ended June 30, 2022 and 2021, respectively. The increase between periods was due to recurring SaaS revenues generated by the large growth in subscribers incurred at the back half of 2021 continuing into 2022 as well as the full performance from revenues related to the asset acquisitions acquired from May to September of 2021.

For the three-month period ended June 30, 2022 and 2021, revenues from Subscription Software and Services grew to $1,814, 497 from $876,778 while Professional Services and Other revenues grew to $196,664 from $104,600, respectively.

Cost of sales. Cost of sales for the three months ended June 30, 2022 and 2021 increased to $621,283 compared to $267,728 respectively. The increase between periods was due primarily to increases in cost of services purchased that are related to our SaaS and MSaaS offerings coupled with the additional costs incurred from an increase in number of customers from both organic and mechanistic growth.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 were $2,261,577 and $1,003,870, respectively. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expense to support the high rate of growth as well as the additional cost incurred to support the full quarter of the asset acquisitions done in May 2021

Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended June 30, 2022 and 2021 was $340,245 and 250,715, respectively. The increase between periods was primarily made up the full reporting period of the amortization from the asset acquisitions incurred in 2021.

Interest Expense. Interest expense for the three months ended June 30, 2022 and 2021 was $189,183 and 92,526, respectively. The increase between periods was primarily due the Company taking on new debt for growth during 2022.

Financing fee. Financing fee expenses for the three months ended June 30, 2022 and 2021 were $$86,000 and $1,281,176 respectively. The expenses are related to the issuance of warrants and convertible feature of the convertible debt issued in the second quarter of 2021.

Other income. Other income for the three months ended June 30, 2022 and 2021 were $nil and $331,404, respectively. Other income in 2021 consisted of the forgiveness of the Paycheck Protection Program funding the Company received in fiscal 2020.

Six Month Period Ended June 30, 2022 Compared to Six Month Period Ended June 30, 2021

	Six Months Ended
	June 30,	June 30,
	2022	2021	% Incr/(Decr)
Revenue	$4,055,050	$1,685,379	141%
Cost of sales	1,255,513	507,761	147%
Gross profit	2,799,537	1,177,618

Expenses
Selling, general and administrative	4,293,934	1,860,258	131%
Depreciation and amortization	714,100	503,412	42%
Total operating expenses	5,008,034	2,363,670
Loss from operations	(2,208,497)	(1,186,052)

Other income (expense)
Interest expense	(344,872)	(260,323)	32%
Finance charges	(386,000)	(1,281,176)	-70%
Other income (expense)	(89,993)	331,404	-127%
Total other expense, net	(820,865)	(1,210,095)	-32%

Net loss	$(3,029,362)	$(2,396,147)	26%

Revenues. Net revenues for the six months ended June 30, 2022 increased to $4,055,055 compared to $1,685,379 for six months ended June 30, 2021. As with the three months ended June 30, 2020 and 2021, the increase between periods was due to recurring SaaS revenues generated by the large growth in subscribers incurred at the back half of 2021 continuing into 2022 as well as revenues related to the asset acquisitions acquired from May to September of 2021.

For the six-month period ended June 30, 2022 and 2021, revenues from Subscription Software and Services grew to $3,671,092 from $1,464,629, respectively. Revenues from Professional Services and Other revenue grew to $383,958 compared to $220,750 for the six months ended June 30, 2021 and 2021, respectively.

Cost of sales. Cost of sales for the six months ended June 30, 2022 and 2021 increased to $1,255,513 compared to $507,761 respectively. The increase between periods was due primarily to increases in cost of services purchased that are related to our SaaS and MSaaS offerings coupled with the additional costs incurred from an increase in number of customers from both organic growth in the later half of 2021 coupled with a full period of expenses related to the asset acquisitions made in May 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 were $4,293,934 and $1,860,258, respectively. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expense to support a high rate of growth as well as the full period cost of the asset acquisitions made in May 2021.

Depreciation and amortization expenses. Depreciation and amortization expenses for the six months ended June 30, 2022 and 2021 was $714,100 and $503,412, respectively. The increase between periods was primarily made up of the amortization of the asset acquisitions incurred in 2021.

Interest Expense. Interest expense for the six months ended June 30, 2022, and 2021 was $344,872 and $260,323, respectively. The increase between periods was primarily due the Company taking on additional debt for growth during 2022.

Financing fee. Financing fee expenses for the six months ended June 30, 2022 and 2021 were $386,000 and $1,281,176 respectively. The expenses are related to the issuance warrants and convertible feature of the convertible debt issued in the second quarter of 2021.

Other income (expense). Other income (expense) consists of cost related to the payment of sales and use tax filings for prior periods as well as settlement of a prior periods accounts payable for quarter 2 2022 compared to income related to the forgiveness of the Company’s Paycheck Payment Plan that was received in quarter 2 2021.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the six-month period ended June 30, 2022 the Company generated an operating loss of $2,208,497. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $85,824,625, and $2,301,852, respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations, although there is no assurance that it will be successful in raising any additional capital. The Company is reliant on future fundraising to finance operations in the near future. . In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the six-month periods ended June 30, 2022 and 2021 related to our operations:

	Six Month Ended
	June 30,	June 30,
	2022	2021
Net cash used in operating activities	$(1,434,944)	$(1,032,119)
Net cash used in investing activities	(129,898)	(1,963,002)
Net cash provided by financing activities	1,657,296	3,833,541
Net change in cash	92,454	838,420
Cash and cash equivalents at beginning of the period	71,807	7,619
Cash and cash equivalents at end of the period	$164,261	$846,039

Operating Activities: Net cash used by operating activities of $1,434,944 for six-month period ended June 30, 2022 was $402,825 more than the $1,032,119 cash used by operations for the six-month period ended June 30, 2021. The increase in cash utilized by operating activities compared to the six-month period ended June 30, 2021 was primarily attributable to a $103,059 increase in accounts receivable coupled with $49,424 increase in prepaid expenses. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities was $129,898 for the six-month period ended June 30, 2022 compared to $1,963,002 cash used by investing activities for the six -month period ended June 30, 2021. The overall decrease was mainly due to no acquisitions taking place during the six months ended June 30, 2022. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $1,657,296 for the six-month period ended June 30, 2022 was $2,176,245 less than the $3,833,541 cash provided by financing activities for the six-month period ended June 30, 2021. The Company issued $2,420,000 in net debt proceeds for the six-months ended June 30, 2022 versus $1,795,881 for the same comparative period in 2021. This was offset by a decrease in common stock issuances in the six-months ended June 30, 2022 of $350,000 compared to $2,920,813 for the six months ended June 30, 2021.

Credit Facilities

In January 2021 the Company and one of its Convertible Debt Holders entered into a Purchase Agreement for up to $5,000,000 shares of the Company’s common stock for 24 months. The purchase price of the stock will be at 75% of the lowest individual daily weight average price of the past five (5) trading days with the amount to be drawn down as the lesser of $250,000 or 300% of the average shares traded for the ten (10) days prior to the Closing Request Date with a minimum $25,000 put allowance. As part of the agreement, the Company issued 250,000 shares of common stock as a commitment fee. The available balance on the facility as of June 30, 2022, was $4,650,000.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness related to the Company’s accounting for complex financial instruments and the material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. In light of these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 18, 2021, the Company received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of the Company’s assets that were previously pledged as security to a Lender. On August 24, 2021 the Company received a Default Notice from the Lender asserting that the Company was obligated to pay $863,274. The Lender alleged that it had made certain loans and other financial accommodations in the form of guaranties to our Company beginning approximately in March of 2009 that was secured by all of the assets our Company. We initiated an investigation into the matter and concluded that we had repaid all of the loans (including tendering payment of $28,577.82 for various credit card obligations with JP Morgan Chase Bank which the Lender rejected on August 4, 2021) and any loans that had not been repaid were released under the terms of a Recapitalization Agreement dated November 1, 2016. We then retained Arizona counsel to prepare an Emergency Application for Temporary Restraining Order and Preliminary Injunction against the Lender in order to stop the foreclosure sale. The parties were unable to resolve this dispute through negotiations and the case is now at the mediation phase. We believe the claims of the Lender are without merit and intend to vigorously defend the matter.

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The parties agreed to begin arbitration on August 31, 2021 and in 2022 the parties began these proceedings. The arbitration proceedings have been completed and the parties are awaiting the Arbitrator’s ruling. The Company continues to assert that the claims are without merit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended June 30, 2022, is set forth in the Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2022 and 2021 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No	Description

10.4	Promissory Note dated April 12, 2022 between iCoreConnect Inc and Gary Boyer

10.5	Promissory Note dated April 21, 2022 between iCoreConnect Inc and Steve Wubker

10.6	Promissory Note dated June 1, 2022 between iCoreConnect Inc and Jeffrey Stellinga

10.7	Subordination Agreement – Gary Boyer

10.8	Subordination Agreement – Steve Wubker

10.9	Subordination Agreement – Jeffrey Stellinga

31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_____________

+ The certifications on Exhibit 32 hereto are deemed not “filed”for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCoreConnect, Inc. (Registrant)

Date: August 12, 2022	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

