Form 10-Q
period 2022-09-30
iCoreConnect Inc.
filed 2022-11-14
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of November 14, 2022, there were 172,433,691 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

iCoreConnect Inc.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	September 30,	December 31,
	2022	2021
ASSETS
Cash	$162,843	$71,807
Accounts receivable, net	505,130	629,047
Prepaid expenses and other current assets	368,350	312,286
Total current assets	1,036,323	1,013,140

Property and equipment, net	79,927	92,562
Right of use lease asset - operating	988,339	99,054
Software development costs, net	527,071	592,781
Acquired technology, net	100,309	277,966
Customer relationships, net	2,530,254	3,069,874
Goodwill	1,484,966	1,484,966
Total long-term assets	5,710,866	5,617,203

TOTAL ASSETS	$6,747,189	$6,630,343

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable and accrued expenses	$2,004,300	$1,641,750
Operating lease liability, current portion	279,532	66,738
Notes payable, current portion	4,045,050	2,325,339
Deferred revenue	15,323	20,419
Total current liabilities	6,344,205	4,054,246

Long-term debt, net of current maturities	1,577,747	1,538,488
Operating lease liability, net of current portion	739,495	32,318
Total long-term liabilities	2,317,242	1,570,806

TOTAL LIABILITIES	$8,661,447	$5,625,052

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock, par value $0.001; 10,000,000 shares authorized; Issued and Outstanding: 0 as of September 30, 2022 and December 31, 2021.	-	-
Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 172,433,691 as of September 30, 2022 and 167,493,479 as of December 31, 2021	172,434	167,493
Additional paid-in-capital	85,139,909	83,633,061
Accumulated deficit	(87,226,601)	(82,795,263)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,914,258)	1,005,291

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,747,189	$6,630,343

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF OPERATIONS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$1,888,768	$1,365,112	$5,943,818	$3,050,488
Cost of sales	517,660	420,915	1,773,173	928,675
Gross profit	1,371,108	944,197	4,170,645	2,121,813

Expenses
Selling, general and administrative	2,151,651	1,342,531	6,445,585	3,202,789
Depreciation and amortization	286,622	350,957	1,000,722	854,368
Total operating expenses	2,438,273	1,693,488	7,446,307	4,057,157
Loss from operations	(1,067,165)	(749,291)	(3,275,662)	(1,935,344)

Other income (expense)
Interest expense	(216,523)	(97,551)	(561,395)	(357,873)
Finance charges	(14,888)	(232,189)	(400,888)	(1,513,366)
Other income (expense)	(103,400)	(26,732)	(193,393)	304,672
Total other expense, net	(334,811)	(356,472)	(1,155,676)	(1,566,567)

Net loss	$(1,401,976)	$(1,105,763)	$(4,431,338)	$(3,501,911)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of shares, basic and diluted	172,409,017	155,351,644	171,947,058	137,519,808

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Common stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at January 1, 2021	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)
Stock issued for cash	22,504,600	22,505	1,394,808	-	1,417,313
Stock issued for conversion of fees for services payable	7,948,502	7,948	473,975	-	481,923
Stock compensation expense	3,968,795	3,969	114,827	-	118,796
Net loss	-	-	-	(812,914)	(812,914)
Balances at March 31, 2021	124,503,233	$124,503	$79,095,670	$(78,643,995)	$576,178

Stock issued for cash	16,015,000	16,015	1,487,485	-	1,503,500
Stock compensation expense	3,115,166	3,115	65,830	-	68,945
Stock issued for convertible debt	2,730,000	2,730	1,281,176	-	1,283,906
Stock issued for asset acquisition of Advantech	5,000,000	5,000	495,000	-	500,000
Stock issued for asset acquisition of BCS	250,000	250	-	-	250
Net loss	-	-	-	(1,583,233)	(1,583,233)
Balances at June 30, 2021	151,613,399	$151,613	$82,425,161	$(80,227,228)	$2,349,546

Stock issued for cash	2,300,000	2,300	97,700	-	100,000
Stock compensation expense	245,000	245	15,499	-	15,744
Stock issued as origination fee in convertible debt agreement	1,000,000	1,000	231,190	-	232,190
Stock issued for asset acquisition of Spectrum Technology Solutions	4,046,617	4,047	495,953	-	500,000
Net Loss	-	-	-	(1,105,763)	(1,105,763)
Balances at September 30, 2021	159,205,016	159,205	83,265,503	(81,332,991)	2,091,717

Balances at January 1, 2022	167,493,497	$167,493	$83,633,061	$(82,795,263)	$1,005,291
Stock issued for cash	4,722,844	4,723	345,277	-	350,000
Finance fee on convertible debt			300,000		300,000
Stock compensation expense	-	-	255,697	-	255,697
Net loss	-	-	-	(1,542,235)	(1,542,235)
Balances at March 31, 2022	172,216,323	$172,216	$84,534,035	$(84,337,498)	$368,753

Finance fee on convertible debt			86,000		86,000
Stock compensation expense	30,000	30	275,530		272,560
Stock issued for conversion of debt	227,368	227	22,160		22,387
Repurchase of common stock warrants			(45,000)		(45,000)
Net loss				(1,487,127)
Balances at June 30, 2022	172,473,691	172,473	84,869,725	(85,824,625)	(782,427)

Origination fee on debt			14,888		14,888
Stock compensation expense	(40,000)	(40)	255,296		255,257
Net loss				(1,401,976)	(1,401,976)
Balances at September 30, 2022	172,433,691	172,434	85,139,909	(87,226,601)	(1,914,258)

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,431,338)	$(3,501,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,788	2,832
Amortization expense	983,934	851,537
Origination Fee	400,888	1,513,366
Change in allowance for doubtful accounts	137,676	-
Gain on cancellation of liabilities	-	(331,404)
Stock compensation expense	783,514	113,657
Finance fee	24,958	-
Non-cash interest expense	217,434	102,645
Changes in assets and liabilities:
Accounts receivable	(13,759)	(322,368)
Prepaid expenses	(56,064)	(161,815)
Right of use asset, net of lease liability	26,533	(59,658)
Accounts payable and accrued expenses	238,841	(89,788)
Deferred revenue	(5,096)	(45,055)
NET CASH USED IN OPERATING ACTIVITIES	(1,675,691)	(1,927,962)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Advantech/BCS/STS	-	(3,200,022)
Additions to capitalized software	(200,947)	(183,863)
Purchases of capital assets	-	(9,154)
NET CASH USED IN INVESTING ACTIVITIES	(200,947)	(3,393,039)

FINANCING ACTIVITES
Net proceeds from debt	3,450,000	3,300,881
Payments on debt	(1,809,713)	(875,887)
Proceeds from issuance of common stock	350,000	3,587,563
Purchase of common stock warrants	(45,000)	-
Stock issued for conversion of convertible debt	22,387	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,967,674	6,012,557

NET CHANGE IN CASH	91,036	691,556
CASH AT BEGINNING OF THE PERIOD	71,807	7,619
CASH AT END OF THE PERIOD	$162,843	$699,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$529,325	$233,465
Stock issued for acquisitions	$-	$500,250
Stock issued for conversion of accounts payable	$-	$(7,266)

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

Notes to Condensed Financial Statements

September 30, 2022

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

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine months period ended September 30, 2022, the Company generated an operating loss of $3,275,662. In addition, at September 30, 2022, the Company has an accumulated deficit, and net working capital deficit of $87,226,601 and $5,307,882, respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022. The interim results for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of the Company’s customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of customers improves and collections of amounts outstanding commence or are reasonably assured, then the Company may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of approximately $173,700 at September 30, 2022, and $36,000 at December 31, 2021.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2022, and December 31, 2021, there was no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of September 30, 2022, and December 31, 2021, there was no impairment of the Company’s Goodwill.

Revenue Recognition

We have 6 primary sources of revenue

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	MSaaS software
6.	Cloud encrypted HIPAA compliant back up

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

4) Encrypted HIPAA compliant and secure email services are provided on an annual subscription basis using the SaaS model with revenues recognized ratably over the contract term.

5) MSaaS software services are provided on an annual subscription basis using the SaaS model with revenue recognized ratably over the contract term.

6) Cloud encrypted HIPAA compliant back up are provided on an annual subscription basis using the software as a service SaaS model with revenues recognized ratably over the contract term.

The Company accounts for revenue from contracts with customers in accordance with ASU No. 2017-09, Revenue from Contracts with Customers, and a series of related accounting standard updates (collectively referred to as “Topic 606”). This guidance sets forth a five-step revenue recognition model which replaced the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and to require more detailed disclosures. The five steps of the revenue recognition model are: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company’s customers are acquired through its own salesforce and through the referrals from its many state association marketing partners. The Company primarily generates revenue from multiple software as a service (SaaS) model, which typically include subscriptions to its online software solutions. The Company’s secondary source of revenue is professional services and other revenue related to customer onboarding, IT services and equipment sales that often precede a subscription service offering purchased by the customer. Approximately 90% of the Company’s revenue is subscription based with the remainder being professional services and other IT related revenue. The geographic concentration of the Company’s revenue is 100% in North America.

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

For contracts with customers that contain multiple performance obligations, the Company accounts for the promised performance obligations separately as individual performance obligations if they are distinct. In determining whether performance obligations meet the criteria for being distinct, the Company considers several factors, including the degree of interrelation and interdependence between obligations and whether the good or service significantly modifies or transforms another good or service in the contract. After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company generally determines the standalone selling prices based on the prices charged to customers. Judgment may be used to determine the standalone selling prices for items that are not sold separately, including taking into consideration either historical pricing practices or an adjusted market assessment. Unsatisfied and partially unsatisfied performance obligations as of the end of the reporting period primarily consist of products and services for which customer purchase orders have been accepted and that are in the process of being delivered.

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

The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, the Company accrues the costs of shipping and handling when the related revenue is recognized. Costs incurred for shipping and handling are included in costs of goods sold on the Condensed Statements of Operations. Amounts billed to a customer for shipping and handling are reported as revenue on the Condensed Statements of Operations.

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $93,657 and $72,933 for the three months ended September 30, 2022, and 2021 respectively and $357,349 and $199,508 for the nine months ended September 30, 2022, and 2021, respectively.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC 815 “Derivatives and Hedging”, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items are accounted for and how the derivative instruments and related hedging items affect the financial statements.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible debt and preferred stock instruments are reviewed to determine whether they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Financial Instruments with Down Round Features

The Company follows the guidance of FASB ASU 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); and Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a down round adjustment of the current exercise price based on the price of the future equity offerings. The standard requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for the purposes of determining liability of equity classification. Companies that provide earning per share (“EPS”) data will adjust their diluted EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options, shares issuable on exercise of warrants, convertible preferred stock, and convertible notes in the weighted average number of common shares outstanding for a period, if dilutive. Common stock equivalents that are anti-dilutive were excluded from the computation of diluted earnings per share which consisted of all outstanding common stock options and warrants.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for certain convertible instruments and contracts in an entity’s own equity. As a smaller reporting entity, this standard will become effective for fiscal years beginning after December 15, 2023, including interim periods within those years. The Company is currently evaluating the potential impact ASU 2020-06 will have on the Condensed Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments that use LIBOR as a reference rate and is effective upon issuance through December 31, 2022. The Company has performed an evaluation of and will continue to evaluate, through December 31, 2022, the impact of this ASU. This ASU does not currently and is not expected to have in the future, a material effect on the Condensed Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This standard will become effective for interim and annual periods beginning after December 15, 2022, and earlier adoption is permitted. The Company is currently evaluating the potential impact the adoption of this ASU will have on the Condensed Financial Statements.

3. NOTES PAYABLE

		September 30,	December 31
		2022	2021

1	Convertible Notes bearing interest at 12% due July 31, 2022	$-	$542,083
2	Convertible Note bearing interest at 12% due June, 2023	550,206	541,589
3	Convertible Note bearing interest at 12% due April 27, 2022	-	145,301
4	Convertible Note bearing interest at 12% due April 25, 2022	-	235,548
5	Convertible Note bearing interest at 12% due August 12, 2022	-	242,151
6	Notes bearing interest at 18% due October 1, 2023	1,518,750	1,518,955
7	Note bearing interest at 18% due October 1, 2023	32,300	38,488
8	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	2,032,708	-
9	Promissory Note bearing interest at 14%, due September 15, 2022	53,222	-
10	Promissory Note bearing interest at 14%, due September 21, 2022	318,641	-
11	Related Party Promissory Note bearing interest at 14% due December 1, 2022	104,641	-
12	Related Party Promissory Note bearing interest at 18%, due December 31, 2022	-	483,150
13	Related Party Long term debt bearing interest at 8%, due April 15, 2021	-	116,562
14	Promissory Note bearing interest at 14%, due January 25, 2023	506,165
15	Promissory Note bearing interest at 14%, due February 1, 2023	253,082
15	Promissory Note bearing interest at 14%, due February 15, 2023	253,082
		5,622,797	3,863,827
	Less current maturities	(4,045,050)	(2,325,339)
	Total Long-Term Debt	$1,577,747	$1,538,488

14

1.

In April 2021, the Company signed a $150,000 convertible promissory note and a $250,000 convertible promissory note with two separate entities controlled by the same party. These notes have a maturity date twelve months after issuance and received in exchange $150,000 and $250,000 from these two finance companies (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The notes are convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has a right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holders collectively 780,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common Stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. At Maturity these notes were renegotiated and extended to July 31, 2022, under the same terms and conditions. These Notes were fully paid in July 2022.

2.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000 from a second finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. At Maturity this note was renegotiated and term extended to June 2023 for an additional principal consideration of $55,400 under the same interest rate and conditions as the matured note.

3.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $245,000 from a third finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and a warrant to purchase 1,300,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year ended December 31, 2021, the Investor converted $125,000 of outstanding principal and interest into 1,250,000 shares of the Company’s common stock. This Note was fully satisfied in April 2022.

4.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $230,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and a warrant to purchase 1,300,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. During the year ended December 31, 2021, the Investor converted $35,000 of outstanding principal and interest into 350,000 shares of the Company’s common stock. This Note was fully satisfied in April 2022.

5.

In May 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $248,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and a warrant to purchase 1,300,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. After the issuance of the promissory note, the parties entered the First Amendment to Convertible Promissory Note which extended the term of the note by three months to August 2022. During the year ended December 31, 2021, the Investor converted $28,846 of outstanding principal and interest into 288,463 shares of the Company’s common stock. During the period ending June 30, 2022, the Investor converted an additional $22,387 of outstanding principal and interest plus $350 in fees into 227,368 shares of the Company’s common stock. This Note was fully paid in August 2022.

15

6.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from existing finance companies in April 2021 (the “Investor” or “Holder”). An interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share.

7.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

8.

In February 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. The Company provided security interest in all its assets. An interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months’ interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months’ interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. The Company is in compliance with its covenants as of September 30, 2022.

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

12.

The Company issued a note payable to a related party on December 31, 2018, with a principal amount of $714,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and with a balloon payment due by the maturity date of December 31, 2019. The balloon payment due on December 31, 2019, was not made and the Company issued, in exchange for the original note, a new note dated December 31, 2019, with a principal amount of $556,000, bearing interest at a rate of 18% per annum, with monthly principal and accrued interest payments and a balloon payment due by the maturity date of December 31, 2020. As of December 31, 2020, $535,021 of principal was outstanding on this note payable. After the end of fiscal 2020, the maturity on note payable to the related party was extended to a new 2-year term note payable bearing interest rate payable of 18% per annum with a maturity date of December 31, 2022. The note will pay monthly cash interest only in the first year (12 months) of note payable term. In the 2nd year, the note payable will be repaid with 12 monthly installment payments of interest and principal until fully repaid. This note was fully repaid in February of 2022.

13.

In April 2018 the Company entered into a note with a related party which included a note payable in the amount of $87,500 bearing interest at 8% payable. This note was transferred to accounts payable and accrued expenses in August 2022 in conjunction with a non-binding arbitration settlement.

14.

In July 2022, the Company signed a $500,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum. The note is callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants.

15.

In August 2022, the Company signed two $250,000 unsecured promissory notes with a maturity date six (6) months after issuance with an interest charge of 14% per annum to the same investor in 14 and 9. The notes are callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants.

4. COMMON STOCK

Stock Issuances

During the nine months ended September 30, 2022, the Company issued 4,722,844 shares of common stock for cash of $350,000.

Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the nine months ended September 30, 2022, are presented below:

2022 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Balance Outstanding - January 1, 2022	32,275,000	$0.12	9.8

Granted	300,000	$0.11	9.3
Exercised	-	-
Forfeited	-	$-
Balance Outstanding – September 30, 2022	32,575,000	$0.12	9.0

Exercisable – September 30, 2022	2,355,000	$0.20	5.5

2022 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2022	30,880,000	$0.12	2.6

Granted	300,000	$0.11	2.1
Vested	(960,000)	$0.13	2.0
Forfeited/expired	-
Nonvested – September 30, 2022	30,220,000	$0.12	2.4

Restricted Stock Compensation

On March 29, 2021, the Company’s Board of Directors approved the grant of 1,300,000 restricted shares of common stock to the Chief Executive Officer for bonus related to 2020 service.

Warrants

The Company typically issues warrants to individual investors and institutions to purchase shares of the Company’s Common Stock in connection with public and private placement fundraising activities. Warrants may also be issued to individuals or companies in exchange for services provided for the Company. The warrants are typically exercisable nine months after the issue date, expire in five years, and contain a cash exercise provision and registration rights.

During the nine months ending September 30, 2022, the Company issued 350,000 Common Stock Warrants. In addition, the Company purchased 38,135 common stock warrants previously issued to a lender in 2019 as part of a Note Payable that had been fully satisfied in 2020. These warrants include anti-dilutive provisions and as such resulted in an additional 861,851 of warrants that were to be issued at a strike price of $0.05. The Company purchased these warrants at their restated strike price for $45,000.

As of September 30, 2022, the number of shares issuable upon exercise of the Common Stock Warrants were 10,950,000 shares.

Type	Issue Date	Shares	Exercise Price	Expiration
Investors	4/19/2021	1,300,000	$0.20	4/19/2026
Investors	4/19/2021	1,300,000	$0.25	4/19/2026
Investors	4/22/2021	1,300,000	$0.20	4/22/2026
Investors	4/22/2021	1,300,000	$0.25	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	1,500,000	$0.25	8/31/2026
Investors	7/29/2022	87,500	$0.20	7/28/2027
Investors	7/29/2022	87,500	$0.25	7/28/2027
Investors	8/5/2022	43,750	$0.20	8/4/2027
Investors	8/5/2022	43,750	$0.25	8/4/2027
Investors	8/19/2022	43,750	$0.20	8/18/2027
Investors	8/19/2022	43,750	$0.25	8/18/2027
Total		10,950,000

Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	10,600,000	$0.23	4.40	$715,223
Granted	350,000	0.23	4.90	23,753
Forfeited/expired	-	$-
Outstanding – September 30, 2022	10,950,000	$0.23	3.69	$738,976

Equity Line of Credit

In January 2021 the Company and one of its Convertible Debt Holders entered into a Purchase Agreement for up to $5,000,000 of the Company’s common stock for 24 months. The purchase price of the stock will be at 75% of the lowest individual daily weight average price of the past five (5) trading days with the amount to be drawn down as the lesser of $250,000 or 300% of the average shares traded for the ten (10) days prior to the Closing Request Date with a minimum $25,000 put allowance. As part of the agreement, the Company issued 250,000 shares of common stock as a commitment fee.

In January 2022 the Company exercised its equity line of credit of an aggregate amount of $350,000 in exchange for 4,772,844 shares of common stock. The balance available as of September 30, 2022, to draw on the equity line of credit after the draw was $4,650,000.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2022, and year ended December 2021:

Total
Balance at December 31, 2021	$1,484,966
2022 Acquisitions	-
Balance at September 30, 2022	$1,484,966

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30, 2022, and December 31, 2021:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$2,724,678	$-	$(2,131,897)	$592,781
Customer relationships	3,713,434	-	(643,560)	3,069,874
Acquired technology	1,527,186	-	(1,249,220)	277,966
Total definite-lived intangible assets at December 31, 2021	7,965,297	-	(4,024,677)	3,940,621

Capitalized software	2,925,625	-	(2,398,554)	527,071
Customer relationships	3,713,434	-	(1,183,180)	2,530,254
Acquired technology	1,527,186	-	(1,426,877)	100,309
Total definite-lived intangible assets at September 30, 2022	$8,166,245	$-	$(5,008,611)	$3,157,634

Amortization expense of intangible assets was $280,815 and $322,180 for the three months ended September 30, 2022, and September 30,.2021, respectively and $983,934 and $824,173 for the nine months ended September 30, 2022, and September 30,.2021, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

6. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On November 15, 2017, the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provided for a one-year renewal term at the option of the Company that the company exercised. An amendment to this lease was signed on October 26, 2020, which extended the lease term through October 31, 2021. On September 10, 2021, an additional seven-month extension was signed extending the lease term to May 30, 2022.

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

As of September 30, 2022, undiscounted future lease obligations for the office spaces are as follows:

	Lease Commitments
	as of 09/30/2022
Less than 1 year	1-3 years	3-5 years	Total
$279,532	$746,768	$353,246	$1,379,546

Lease costs for the three months ended September 30, 2022, and 2021 were $74,404 and $28,456 respectively. Lease costs for the nine months ended September 30, 2022, and 2021 were $266,469 and $86,421 respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2022, and 2021 were $74,704 and $38,371 respectively. Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2022, were $232,668 and $86,343 for the nine months ended September 30, 2021. As of September 30, 2022, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,379,546
Present value adjustment using incremental borrowing rate	(360,519)
Lease liabilities	$1,019,027

(B) LITIGATION

On August 18, 2021, the Company received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of the Company’s assets that were previously pledged as security to a Lender. On August 24, 2021, the Company received a Default Notice from the Lender asserting that the Company was obligated to pay $863,274. The Lender alleged that it had made certain loans and other financial accommodations in the form of guaranties to our Company beginning approximately in March of 2009 that was secured by all of the assets our Company. We initiated an investigation into the matter and concluded that we had repaid all the loans (including tendering payment of $28,578 for various credit card obligations with JP Morgan Chase Bank which the Lender rejected on August 4, 2021) and any loans that had not been repaid were released under the terms of a Recapitalization Agreement dated November 1, 2016. We then retained Arizona counsel to prepare an Emergency Application for Temporary Restraining Order and Preliminary Injunction against the Lender to stop the foreclosure sale.

On November 1, 2022, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with the Lender and a related party. In order to resolve all matters subject to the dispute, the Settlement Agreement provides that on, or before, the 60th day following the effective date of the Settlement Agreement, which was November 1, 2022 (such 60th day, the “Payment Date”), the Company shall redeem, and/or or the Company’s designees shall acquire, a total of 9,000,000 shares of the Company’s common stock from the Lender and certain shareholders or affiliates of Lender at a purchase price of $0.08 per share.

Lender and certain shareholders or affiliates of Lender assert that they hold an aggregate of 14,401,887 shares of Company common stock. The Settlement Agreement further provides that in addition to the purchase of the foregoing 9,000,000 shares, the Company or its designee will have the option, but not the obligation, to acquire or redeem any or all of the remaining 5,401,887 shares held by certain shareholders or affiliates of Lender on, or before, the Payment Date, at the cost of $0.08 per share.

Pursuant to the Settlement Agreement, the Company has the option to extend the Payment Date by 30 days by the payment of $100,000 to Lender. If the Company elects to exercise this option and extend the Payment Date, the $100,000 paid to Lender in exchange for the extension shall be credited against the purchase price for the initial 9,000,000 shares being acquired.

In connection with the dispute, the Company had previously posted a cash bond of $200,000 with the court. Pursuant to the Settlement Agreement, $100,000 was released to Lender upon execution of the Settlement Agreement, which amount will be credited toward the payment of the 9,000,000 shares described above. Provided the Company complies with its share repurchase obligations, upon the payment for the shares prior to the Payment Date, the remaining $100,000 of the bond will be released to Lender in consideration for the release of all claims and liens and the dismissal of the litigation.

Assuming the Company complies with its share repurchase obligations prior to the Payment Date, pursuant to the Settlement Agreement, Lender has agreed to cause J.D. Smith to resign as a director and chairman of the Company’s Board of Directors.

The Settlement Agreement provides that upon the performance of each of the parties of their obligations thereunder, Lender and the Company each agrees to a complete release of the other party or parties.

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The Complainant agreed to begin arbitration on August 31, 2021. In August 2022 the Arbiter came back with their non-binding recommendation which the Company is evaluating. The Arbiter recommended that the Complainant be awarded $270,020 plus interest along with reasonable legal fees. The Company has estimated the amount owed to be approximately $320,000 and this amount has been previously accrued in the Company’s financials.

7. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivables. The Company places its cash with high-credit-quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage limit of $250,000 per depositor. As a result, there could be a concentration of credit risk related to amounts on deposit more than FDIC insurance coverage. The Company has not experienced any losses due to these excess deposits and believes the risk is not significant. With respect to trade receivables, management routinely assesses the financial strength of its customers and, therefore, believes that the receivable credit risk exposure is limited.

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

The Company has no significant customers (greater than 10% of total revenue) in its nine-month 2022 revenue. The Company has accounts receivable concentration with three customers in 2022 representing 35% of total accounts receivables outstanding as of September 30, 2022, and one customer that represented 33% of accounts receivable outstanding as of December 31, 2021.

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

The Company’s SaaS and Managed IT offerings are sold under monthly recurring revenue contracts are included in the Subscription software and services segment. Professional services and other revenue segment consist of non-recurring revenue, including the periodic sale and installation of IT related hardware and custom IT projects. Professional services and other revenue are recognized when services are performed.

Revenue Segment

Net sales by revenue type were as follows:

	For the Three Months Ended September 30
	2022	%	2021	%	% Change
Revenue:
Subscription software and services	$1,677,373	89%	$1,236,379	91%	36%

Professional services and other	211,395	11%	128,733	9%	64%

	$1,888,768	100%	$1,365,112	100%	38%

	For the Nine Months Ended September 30
	2022	%	2021	%	% Change
Revenue:
Subscription software and services	$5,348,465	90%	$2,701,005	89%	98%

Professional services and other	595,353	10%	349,483	11%	70%

	$5,943,818	100%	$3,050,488	100%	95%

9. RELATED PARTY TRANSACTIONS

The Company incurred related party transactions of $497,309 for the nine months ended September 30, 2022, and $107,381 for the nine months ended September 30, 2021, in relation to payments of interest and principal on a Note Payable with its Chief Executive Officer. This note was fully repaid in February 2022.

In June 2022 the Company entered into a $100,000 promissory note with its Chief Operating Officer. The promissory note has a maturity date of six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. Accrued but unpaid interest as of September 30, 2022, was $4,641.

10. SUBSEQUENT EVENTS

In October 2022, the Note Payable for $300,000 matured and the Company entered into another six-month Note Payable under the same terms and conditions.

In October 2022, the Note Payable for $50,000 matured and the Company entered into a new three-month Note Payable with an interest charge of 15% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty.

On November 1, 2022 the Company entered into a Settlement Agreement in connection with the matter described in Note 6 - COMMITMENTS AND CONTINGENCIES – Litigation above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2022 and under the heading entitled “Going Concern” in the “Notes to Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those indicated in such forward-looking statements because of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

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

iCoreRx – iCoreRx is a HIPAA compliant electronic prescription SaaS solution that integrates with popular practice management and electronic health record systems. It saves time by selecting exact medications at available doses with built-in support from a drug directory and provides full support for Electronic Prescriptions for Controlled Substances (iCoreEPCS). It protects both the patient and provider by viewing the patient’s complete medication history. It also speeds up the process by allowing the doctor to create a “favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP) history before prescribing controlled substances. This service provides a one-click real-time access to the state databases without the need to manually enter data. This tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors. The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which we believe may ultimately lead to improved patient safety and better patient outcomes.

iCoreVerify - iCoreVerify is a HIPAA compliant SaaS solution that allows practices to verify patient insurance benefits automatically and on-demand using our real time technology. It provides the practice with the ability to check available patient benefits directly from the payers in real-time. The system returns results typically in less than one second for most responses. This substantially reduces the phone calls and labor hours for the practice. This tool integrates with most popular practice management systems.

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

iCoreExchange – iCoreExchange provides a secure, HIPAA compliant SaaS email solution using the Direct Protocol that allows doctors to send and receive secure email with attachments to and from other healthcare professionals in the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g., patients and referrals. Users can build a community, access other communities and increase referrals and collaboration. Users can email standard office documents, JPEG, PDF as well as patient files with discrete data, which can then be imported and accessed on most Electronic Health Record (EHR) and Practice Management (PM) systems in a HIPAA compliant manner.

iCoreCloud - iCoreCloud offers customers the ability to back up their on-premise servers and computers to the cloud. iCoreCloud is a fully HIPAA compliant and automated backup solution. The data backed up is encrypted both in transit and while at rest. In case of full data loss, the mirrored data in the cloud can be seamlessly restored back to the practice on a new computer or a server. The data is stored encrypted in HIPAA compliant data centers with multiple layers of redundancy. The data centers are physically secure with restricted personnel and biometric access. The locations are also guarded by security 24 hours a day, 365 days a year.

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

iCoreIT - The trend in IT Services companies for over a decade has been to move away from a “Break/Fix” model to a “Managed Service Provider (MSP)” and “Managed Software as a Service (MSaaS)” model with recurring revenue.

The MSP/MSaaS approach, by using preventative measures, keeps computers and networks up and running while data is accessible and safeguarded. Installation of critical patches and updates to virus protection are automated. Systems are monitored and backed up in real-time. They are fixed or upgraded before they cause a service disruption. A Unified Threat Management solution is deployed to protect against virus, malware, SPAM, phishing, and ransomware attacks. Remote technical support is a click away. All support is delivered at a predictable monthly cost.

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 90% and 89% of our total revenue for the nine months ended September 30, 2022, and 2021. We sell multiple offerings at different base prices on a subscription basis to meet he needs of the customers we serve.

Professional services and other revenue account for 10% and 11% of our total revenue for the nine months ended September 30, 2022, and 2021. Professional services and other revenue include hardware, software, labor, and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

COVID-19 Business Update

In the first quarter of 2021, we began to see the impact of the COVID-19 pandemic on our business, as local and national actions, such as stay at home mandates and business closures, took effect. Our core customers, medical and dental businesses, significantly curtailed business operations, impacting the Company’s sales and near-term new business prospects.

In May 2021 the Company received loan proceeds of $328,000 relating to the Paycheck Protection Program (PPP) as part of the CARES Act created by Congress to financially support companies during the COVID-19 pandemic. The PPP Loan carried interest at 1%. The principal and accrued interest were forgiven on June 14, 2021, after completing and submitting a PPP Loan Forgiveness Application with the financial institution associated with the SBA loan.

Business activity at our customers is returning to more normalized operating conditions. Our sales efforts and prospects have sequentially improved for several quarters in a row as the pandemic subsided and we have returned to a higher rate of organic growth compared to the first half of 2021. The Company’s year over year revenue growth comparisons in the third quarter of 2022 compared to the prior year period that was impacted by COVID closures are favorable.

Financing

We are currently funding our business capital requirements through sales of our common stock and debt arrangements. While we intend to seek additional funding, if revenue increases to a point where we can sustain ourselves and increase our budget to match our growth needs, we may significantly reduce the amount of investment capital we seek. The amount of funds raised, and revenue generated, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake. No assurance can be given that we will be able to raise additional capital when needed or at all, or that such capital, if available, will be on terms acceptable to us. If we are unable to, or do not raise additional capital soon or if our revenue does not begin to grow as we expect, we will have to curtail our spending and downsize our operations.

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

We believe that the most critical accounting policies relate to revenue recognition, software development capitalization and amortization, income taxes, stock-based compensation, and long-lived assets and goodwill. See Note 2 to the condensed financial statements.

Executive Summary

Financial Results for the Nine Months Ended September 30, 2022

Our total revenue for the nine months ended September 30, 2022, increased by 95% to $5.943 million compared with $3.050 million during the same period in 2021. An increased number of SaaS and MSP subscriptions drove growth in the quarter, gaining from both organic growth and through asset acquisitions. The Company ended the quarter with over approximately 30,000 subscriptions on our platform up from approximately 18,000 subscriptions in the prior year period.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 71% and 70% for the nine months ended September 30, 2022, and 2021, respectively. Gross Profit increased $2.048 million compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•

Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings for improved workflow, productivity, and efficiency gains. As we have expanded our product offerings, we are seeing greater traction for all our software products across the entire platform.

•

Business Development. The Company has pursued and won contracts with larger enterprise health care businesses and continues to do so. We currently have agreements with large State Associations, Dental Support Organizations (DSOs), Hospitals, and large insurance companies

•

Capital raise. In the first nine months of 2022, the company raised $350,000 from the sale of common stock and $3,450,000 in gross proceeds in the form of secured and unsecured notes to fund operations and growth.

Results of Operations - Three and Nine Month Period Ended September 30, 2022, Compared to Three and Nine Month Period Ended September 30, 2021

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

Three Month Period Ended September 30, 2022, Compared to the Three Month Period Ended September 30, 2021

	Three Months Ended
	September 30, 2022	September 30, 2021	% Incr/(Decr)
Revenue	$1,888,768	$1,365,112	38%
Cost of sales	517,660	420,915	23%
Gross profit	1,371,108	944,197

Expenses
Selling, general and administrative	2,151,651	1,342,531	60%
Depreciation and amortization	286,622	350,957	(18)%
Total operating expenses	2,438,273	1,693,488
Loss from operations	(1,067,165)	(749,291)

Other expense
Interest expense	(216,523)	(97,551)	122%
Financing fee	(14,888)	(232,189)	(94)%
Other income (expense)	(103,400)	(26,732)	287%
Total other expense	(334,811)	(356,472)	(6)%

Net loss	$(1,401,976)	$(1,105,763)	27%

Revenues. Net revenues grew to $1,888,768 compared to $1,365,112 for the three months ended September 30, 2022, and 2021, respectively. The increase between periods was due to recurring SaaS revenues generated by the large growth in subscribers incurred at the back half of 2021 continuing into 2022 as well as the full performance from revenues related to the asset acquisitions acquired from May to September of 2021.

For the three-month period ended September 30, 2022, and 2021, revenues from Subscription Software and Services grew to $1,677,373 from $1,236,379, respectively, while Professional Services and Other revenues grew to $211,395 from $128,733, respectively.

Cost of sales. Cost of sales for the three months ended September 30, 2022, and 2021 increased to $517,660 compared to $420,915 respectively. The increase between periods was due primarily to increases in cost of services purchased that are related to our SaaS and MSaaS offerings coupled with the additional costs incurred from an increase in number of customers from both organic and mechanistic growth. Growth in expenses was tempered by capacity steps in SaaS related expenses thereby allowing margins to improve to 73% for the three months ended September 30, 2022, versus 70% for the three months ended September 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2022, and 2021 were $2,151,651 and $1,342,531, respectively. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expense to support the high rate of growth as well as the additional cost incurred to support the full quarter of the asset acquisitions done in May 2021 and September 2021.

Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended September 30, 2022, and 2021 was $286,622 and $350,957, respectively. The decrease between periods was primarily the result of lower capitalization of assets in 2022.

Interest Expense. Interest expense for the three months ended September 30, 2022, and 2021 was $216,523 and $97,551, respectively. The increase between periods was primarily due the Company taking on new debt for growth during 2022 as well has having a full nine months of interest on debt taken out in Q2 of 2021.

Financing fee. Financing fee expenses for the three months ended September 30, 2022, and 2021 were $14,888 and $232,189 respectively. The expenses for 2021 are related to the issuance of warrants and convertible feature of the convertible debt issued in the second quarter of 2021, while the expense related to 2022 are related to warrants issued in relation to debt issued in the third quarter.

Other expense. Other expense for the three months ended September 30, 2022, and 2021 were $103,400 and $26,732, respectively. Other expenses in both periods relate to settlements of outstanding litigation.

Nine Month Period Ended September 30, 2022, Compared to Nine Month Period Ended June 30, 2021

	Nine Months Ended
	September 30, 2022	September 30, 2021	% Incr/(Decr)
Revenue	$5,943,818	$3,050,488	95%
Cost of sales	1,773,173	928,675	91%
Gross profit	4,170,645	2,121,813

Expenses
Selling, general and administrative	6,445,585	3,202,789	101%
Depreciation and amortization	1,000,722	854,368	17%
Total operating expenses	7,446,307	4,057,157
Loss from operations	(3,275,662)	(1,935,344)

Other expense
Interest expense	(561,395)	(357,873)	57%
Financing fee	(400,888)	(1,513,366)	(74)%
Other income (expense)	(193,393)	304,672	(163)%
Total other expense	(1,155,676)	(1,566,567)	(26)%

Net loss	$(4,431,338)	$(3,501,911)	27%

Revenues. Net revenues grew to $5,943,818 compared to $3,050,488 for the nine months ended September 30, 2022, and 2021, respectively. The increase between periods was due to recurring SaaS revenues generated by the large growth in subscribers incurred at the back half of 2021 continuing into 2022 as well as the full performance from revenues related to the asset acquisitions acquired from May 2021 and September of 2021.

For the nine-month period ended September 30, 2022, and 2021, revenues from Subscription Software and Services grew to $5,348,465 from $2,701,008 or 95% while Professional Services and Other revenues grew to $595,353 from $349,483, or 70% respectively.

Cost of sales. Cost of sales for the nine months ended September 30, 2022, and 2021 increased to $1,773,173 compared to $928,675 respectively. The increase between periods was due primarily to increases in cost of services purchased that are related to our SaaS and MSaaS offerings coupled with the additional costs incurred from an increase in number of customers from both organic and mechanistic growth. Margins remained stable at 70% for both the nine months ended September 30, 2022, and 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022, and 2021 were $6,445,585 and $3,202,789, respectively. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expense to support the high rate of growth as well as the additional cost incurred to support the full period of the asset acquisitions done in May 2021 and September 2021.

Depreciation and amortization expenses. Depreciation and amortization expenses for the nine months ended September 30, 2022, and 2021 was $1,000,722 and $854,368, respectively. The increase between periods was primarily the result of higher capitalization costs of assets in the latter half of 2021.

Interest Expense. Interest expense for the nine months ended September 30, 2022, and 2021 was $561,395 and $357,873, respectively. The increase between periods was primarily due the Company taking on new debt for growth during 2022 as well has having a full nine months of interest on debt taken out in Q2 of 2021.

Financing fee. Financing fee expenses for the nine months ended September 30, 2022, and 2021 were $400,888 and $1,513,366 respectively. The expenses for 2021 are related to the issuance of warrants and convertible feature of the convertible debt issued in the second quarter of 2021, while the expense related to 2022 are the remaining amortization of the 2021 along with warrants issued in relation to debt issued in the third quarter.

Other income (expense). Other income (expense) for the nine months ended September 30, 2022, and 2021 were $(193,393) and $304,672, respectively. Other expenses in 2022 primarily relate to settlement of outstanding litigation while in 2021 the other income represents the forgiveness of the Payroll Protection Program funding the Company received.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the nine-month period ended September 30, 2022, the Company generated an operating loss of $3,275,662. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $87,226,601, $1,914,258 and $5,307,882, respectively, as of September 30, 2022. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the nine-month periods ended September 30, 2022, and 2021 related to our operations:

	Nine Month Ended
	September 30,	September 30,
	2022	2021
Net cash used in operating activities	$(1,675,691)	$(1,927,962)
Net cash used in investing activities	(200,947)	(3,393,039)
Net cash provided by financing activities	1,967,674	6,012,557
Net change in cash	91,036	691,556
Cash and cash equivalents at beginning of the period	71,807	7,619
Cash and cash equivalents at end of the period	$162,843	$699,175

Operating Activities: Net cash used by operating activities of $1,675,691 for nine-month period ended September 30, 2022, was $252,271 less than the $1,927,962 cash used by operations for the nine-month period ended September 30, 2021. The decrease in cash utilized by operating activities compared to the nine-month period ended September 30, 2021, was primarily attributable to a $308,609 decrease in accounts receivables and to a lesser extent the cash impact of changes in other operating assets and liabilities offset by lower non-cash add backs. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities of $200,947 for the nine-month period ended September 30, 2022, compared to $3,393,039 cash used by investing activities for the nine -month period ended September 30, 2021. The overall decrease was mainly due to no acquisitions taking place in during the nine months ended September 30, 2022. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $1,967,674 for the nine-month period ended September 30, 2022, was $4,044,883 less than the $6,012,557 cash provided by financing activities for the nine-month period ended September 30, 2021. The Company issued $3,450,000 in debt for the nine-months ended September 30, 2022, versus $3,300,881 for the same comparative period in 2021 while making payments on debt of $1,809,713 compared to $875,887. In addition, there was a decrease in common stock issuances in the nine-months ended September 30, 2022, of $350,000 compared to $3,587,563 for the nine months ended September 30, 2021.

Credit Facilities

In January 2021 the Company and one of its Convertible Debt Holders entered into a Purchase Agreement for up to $5,000,000 of the Company’s common stock for 24 months. The purchase price of the stock will be at 75% of the lowest individual daily weight average price of the past five (5) trading days with the amount to be drawn down as the lesser of $250,000 or 300% of the average shares traded for the ten (10) days prior to the Closing Request Date with a minimum $25,000 put allowance. As part of the agreement, the Company issued 250,000 shares of common stock as a commitment fee. The available balance on the facility as of September 30, 2022, was $4,650,000.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness related to the Company’s accounting for complex financial instruments and the material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

On August 18, 2021, the Company received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of the Company’s assets that were previously pledged as security to a Lender. On August 24, 2021, the Company received a Default Notice from the Lender asserting that the Company was obligated to pay $863,274. The Lender alleged that it had made certain loans and other financial accommodations in the form of guaranties to our Company beginning approximately in March of 2009 that was secured by all of the assets our Company. We initiated an investigation into the matter and concluded that we had repaid all the loans (including tendering payment of $28,578 for various credit card obligations with JP Morgan Chase Bank which the Lender rejected on August 4, 2021) and any loans that had not been repaid were released under the terms of a Recapitalization Agreement dated November 1, 2016. We then retained Arizona counsel to prepare an Emergency Application for Temporary Restraining Order and Preliminary Injunction against the Lender to stop the foreclosure sale.

On November 1, 2022, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with the Lender and a related party. In order to resolve all matters subject to the dispute, the Settlement Agreement provides that on, or before, the 60th day following the effective date of the Settlement Agreement, which was November 1, 2022 (such 60th day, the “Payment Date”), the Company shall redeem, and/or or the Company’s designees shall acquire, a total of 9,000,000 shares of the Company’s common stock from the Lender and certain shareholders or affiliates of Lender at a purchase price of $0.08 per share.

Lender and certain shareholders or affiliates of Lender assert that they hold an aggregate of 14,401,887 shares of Company common stock. The Settlement Agreement further provides that in addition to the purchase of the foregoing 9,000,000 shares, the Company or its designee will have the option, but not the obligation, to acquire or redeem any or all of the remaining 5,401,887 shares held by certain shareholders or affiliates of Lender on, or before, the Payment Date, at the cost of $0.08 per share.

Pursuant to the Settlement Agreement, the Company has the option to extend the Payment Date by 30 days by the payment of $100,000 to Lender. If the Company elects to exercise this option and extend the Payment Date, the $100,000 paid to Lender in exchange for the extension shall be credited against the purchase price for the initial 9,000,000 shares being acquired.

In connection with the dispute, the Company had previously posted a cash bond of $200,000 with the court. Pursuant to the Settlement Agreement, $100,000 was released to Lender upon execution of the Settlement Agreement, which amount will be credited toward the payment of the 9,000,000 shares described above. Provided the Company complies with its share repurchase obligations, upon the payment for the shares prior to the Payment Date, the remaining $100,000 of the bond will be released to Lender in consideration for the release of all claims and liens and the dismissal of the litigation.

Assuming the Company complies with its share repurchase obligations prior to the Payment Date, pursuant to the Settlement Agreement, Lender has agreed to cause J.D. Smith to resign as a director and chairman of the Company’s Board of Directors.

The Settlement Agreement provides that upon the performance of each of the parties of their obligations thereunder, Lender and the Company each agrees to a complete release of the other party or parties.

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The Complainant agreed to begin arbitration on August 31, 2021. In August 2022 the Arbiter came back with their non-binding recommendation which the Company is evaluating. The Arbiter recommended that the Complainant be awarded $270,020 plus interest along with reasonable legal fees. The Company has estimated the amount owed to be approximately $320,000 and this amount has been previously accrued in the Company’s financials.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended September 30, 2022, is set forth in the Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2022, and 2021 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No	Description

4.1	Promissory Note dated July 29, 2022 (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 3, 2022)

4.2	Common Stock Purchase Warrant dated July 29, 2022 (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 3, 2022)

4.3	Promissory Note dated August 5, 2022 (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 8, 2022)

4.4	Common Stock Purchase Warrant dated August 5, 2022 (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 8, 2022)

4.5	Promissory Note dated August 18, 2022 (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 19, 2022)

4.6	Common Stock Purchase Warrant dated August 18, 2022 (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 19, 2022)

10.1	Subordination Agreement dated July 29, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 3, 2022)

10.2	Subordination Agreement dated August 5, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 8, 2022)

10.3	Subordination Agreement dated August 18, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 19, 2022)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_____________

+ The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCoreConnect, Inc. (Registrant)

Date: November 14, 2022	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

