Form 10-K
period 2022-12-31
iCoreConnect Inc.
filed 2023-03-23
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its shares (based on a closing price of $0768 per share on June 30, 2022 as reported on the OTCQB Exchange) held by non-affiliates was approximately $9.7 million.

The number of shares outstanding of the Registrant’s Common Stock as of March 22, 2023: 193,127,726.

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

PART I

Item 1. Business.

Overview

Company History

iCoreConnect Inc., (the “Company”), a Nevada Corporation, is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

Recent Developments

On January 5, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, FG Merger Corp., a Delaware corporation (“FGMC”), and FG Merger Sub Inc., a Nevada corporation and a direct, wholly-owned subsidiary of FGMC (“Merger Sub”). The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of FGMC. In connection with the Merger, FGMC will change its name to “iCoreConnect Inc.” The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the second quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the stockholders of FGMC and iCoreConnect.

Prior to the Closing, (i) each vested issued and outstanding option to purchase the Company’s common stock shall be exercised into shares of the Company’s common stock (ii) each issued and outstanding warrant to purchase the Company’s common stock shall be exercised into shares of the Company’s common stock and (iii) the outstanding principal together with all accrued and unpaid interest under each convertible promissory note shall be converted into shares of the Company’s common stock.

Prior to the Closing, each share of FGMC common stock par value $0.0001 (“FGMC Common Stock”) shall be converted into shares of newly issued FGMC preferred stock, par value $0.0001 (“FGMC Preferred Stock”). The FGMC Preferred Stock shall have the following rights, preferences, powers, privileges and restrictions, qualifications and limitations:

•	The holders of Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of FGMC.

•

From and after the date of the issuance of any shares of FGMC Preferred Stock, dividends shall accrue at the rate per annum of 12% of the original issue price for each share of FGMC Preferred Stock, prior and in preference to any declaration or payment of any other dividend (subject to appropriate adjustments).

•

From the closing of the Business Combination until the second anniversary of the date of the original issuance of the FGMC Preferred Stock, FGMC may, at its option, pay all or part of the accruing dividends on the FGMC Preferred Stock by issuing and delivering additional shares of FGMC Preferred Stock to the holders thereof.

•

FGMC shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of FGMC the holders of the FGMC Preferred Stock then outstanding shall first receive dividends due and owing on each outstanding share of FGMC Preferred Stock.

•

In the event of any liquidation, dissolution or winding up of FGMC, the holders of shares of FGMC Preferred Stock then outstanding shall be entitled to be paid out of the assets of FGMC available for distribution to its stockholders an amount per share equal to the greater of (i) one times the applicable original issue price, plus any accrued and unpaid dividends, and (ii) such amount as would have been payable had all shares of FGMC Preferred Stock been converted into FGMC Common Stock pursuant to the following paragraph immediately prior to such liquidation, dissolution or winding up, before any payment shall be made to the holders of FGMC Common Stock.

•

After 24 months from the closing of the Business Combination, in the event the closing share price of the FGMC Common Stock shall exceed 140% of the Conversion Price (as defined in the Merger Agreement) then in effect, then (i) each outstanding share of FGMC Preferred Stock shall automatically be converted into such number of shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion and (ii) such shares may not be reissued by FGMC, subject to adjustment. At the time of such conversion, FGMC shall declare and pay all of the dividends that are accrued and unpaid as of the time of the conversion by either, at the option of FGMC, (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

•

Each share of FGMC Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion, subject to adjustment.

•

Immediately prior to any such optional conversion FGMC shall pay all dividends on the FGMC Preferred Stock being converted that are accrued and unpaid as of such time by, either, at the option of FGMC: (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

The aggregate consideration to be received by the Company’s stockholders is based on a pre-transaction equity value of $98,000,000 (subject to usual and customary working capital adjustments and any adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, reorganization, recapitalization, reclassification, combination, merger, sale or exchange of shares or other like change with respect to shares of FGMC Common Stock, occurring prior to the Closing date). In accordance with the terms and subject to the conditions of the Merger Agreement, immediately prior to the effective time of the Closing each share of issued and outstanding the Company’s common stock, shall be converted into a number of shares of FGMC Common Stock, based on the Exchange Ratio (as defined in the Merger Agreement).

Software as a Service (SaaS) Offerings

The Company currently markets secure Health Insurance Portability and Accountability Act (HIPAA) compliant cloud-based software as a service (SaaS) offering under the names of iCoreRx, iCorePDMP, iCoreEPCS, iCoreVerify, iCoreVerify+, iCoreHuddle, iCoreHuddle+, iCoreCodeGenius, iCoreExchange, iCoreCloud, iCorePay, iCoreSecure, and iCoreIT. The Company’s software is sold under annual recurring revenue subscriptions.

iCoreRx – iCoreRx is a HIPAA compliant electronic prescription SaaS solution that integrates with popular practice management and electronic health record systems. It saves time by selecting exact medications at available doses with built-in support from a drug directory and provides full support for Electronic Prescriptions for Controlled Substances (iCoreEPCS). It protects both the patient and provider by viewing the patient’s complete medication history. It also speeds up the process by allowing the doctor to create a “favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP) history before prescribing controlled substances. This service provides one-click real-time access to the state databases without the need to manually enter data. This tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors. The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which will ultimately lead to improved patient safety and better patient outcomes.

iCoreVerify and iCoreVerify+ - iCoreVerify is a HIPAA compliant SaaS solution that automatically retrieves a patients insurance eligibility breakdown to verify their benefits seven (7) days in advance of their appointment and on-demand using iCoreConnect’s real time technology. Automation runs daily to verify insurance every patient on the schedule a full week in advance of their appointment date. The system returns results typically in less than one second for most responses. This substantially reduces the phone calls and labor hours for the practice. This tool integrates with most popular practice management systems. iCoreVerify+ adds a unique add-on service that augments iCoreConnect’s automation with a concierge service that turns around requests traditionally in less than 24 hours.  It includes all carriers including non-digital ones and is customized to the client's specialty.

iCoreHuddle and iCoreHuddle+ – iCoreHuddle is a powerful HIPAA compliant SaaS solution to instantly reveal the revenue potential of each patient. This product is currently limited to dental practices. The service connects to most popular practice management and electronic health record systems to optimize revenue realization. It provides the practice with a dashboard containing various metrics, analytics, and key performance indicators (“KPIs”). iCoreHuddle provides a daily view of patient schedules, including their outstanding balances, unscheduled treatment plans, recall information, procedure information and the amount of remaining insurance benefits. The software also provides one-click access to each patient’s insurance eligibility, including a detailed benefits and deductibles report. This tool aims to increase the workflow efficiency of the dentist’s practice by reducing the number of required lookups and clicks for each patient. iCoreHuddle+ offers enhanced analytical tools for practices to optimize their revenue generation process and workflows.

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

Managed IT Services (MSP and MSaaS)

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

By leveraging managed services with our expertise in cloud computing, our customers can scale their business without extensive capital investment or disruption in services.

The Company believes it is well positioned to address the growing need for managed services:

•	Our current and future customers need managed IT services, along with cloud computing, storage and HIPAA compliant backup and encryption;
•	Managed service providers that can support the migration to cloud computing are in high demand;
•	The decision makers for our current technology and those for managed services are, in many cases, the same person or group of people;
•	Our management team has decades of experience operating successful IT companies; and the MSP revenue model matches our SaaS and MSaaS MRR (monthly recurring revenue) models.

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

3. Expanding into new horizontal markets. As part of our growth strategy, we are delivering innovative solutions in new categories, including analytics, claims coding, billing processing, and electronic prescribing. We drive innovation both organically and through acquisitions.

4. Extending go to market capabilities. We believe that our offerings provide significant value for businesses of any size. We continue to pursue businesses of all sizes and industries through our direct sales force and partnerships. In the past several years we have competed and won over 90 major healthcare association endorsements in 26 states. We plan to increase the number of direct sales professionals we employ and intend to develop additional distribution channels for our products and services.

In addition to the key elements of our business strategy described above, from time to time, we evaluate opportunities to acquire or invest in complementary businesses, services and technologies, and intellectual property rights.

Customers

We had no significant customers (greater than 10% of total revenue) for the years ended December 31, 2022 and 2021, respectively. Customer concentration is not significant as the Company has a large number of individual customers. In addition, concentration is reduced by the number of new customers generated through the acquisitions during 2021, as well as through organic growth in both the number of customers and number of services being purchased by new and existing customers. We had accounts receivable concentration with one customer representing 31% of total accounts receivables outstanding as of December 31, 2022 and one customer that represented 33% of accounts receivable outstanding as of December 31, 2021.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we currently rely on a combination of trade secrets, including know-how, employee and third-party nondisclosure agreements, and other contractual rights to establish and protect our proprietary rights in our technology. We do not currently own any patents or trademarks.

Government Regulations

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

EMPLOYEES

As of December 31, 2022 the Company had 44 employees of which 41 were full-time employees.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as all other information contained in this Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

Our business is difficult to evaluate because we have a limited operating history.

Because we have a limited operating and revenue generating history, we do not have significant historical financial information on which to base planned revenues and operating expenses. Revenues for the years ended December 31, 2022 and December 31, 2021, were $7,987,902 and $4,956,552, respectively. We expect to experience fluctuations in future quarterly and annual operating results that may be caused by many factors, including: merger and acquisition activity; our ability to achieve significant sales for our products and services; the cost of technology, software and other costs associated with the production and distribution of our products and services; the size and rate of growth of the market for Internet products and online content and services; the potential introduction by others of products that are competitive with our products; the unpredictable nature of online businesses and e-commerce in general; and the general economic conditions in the United States and worldwide.

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

We have certain trade secrets and other similar intellectual property which are significant to our success, and we rely upon related law, trade secret protection, and other confidentiality and license agreements with our employees, strategic partners, and others to protect our proprietary rights to the extent such protection is available and enforceable. Such protection has only limited effectiveness. The development of the Internet has also increased the ease with which third parties can distribute our copyrighted material without our authorization.

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

As of December 31, 2022, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective due to a material weakness related to our accounting for complex financial instruments and related to our inability to adequately segregate responsibilities over the financial reporting process. In addition, in the future management’s assessment of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may engage in merger and acquisition activity from time to time and may not achieve the contemplated benefits from such activity.

We have engaged in recent merger and acquisition activity. Achieving the contemplated benefits from such activity may be subject to a number of significant challenges and uncertainties, including integration issues, coordination between geographically separate organizations, and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Any of these circumstances could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations, or cash flows. Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock.

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

Our software may not operate properly, which could damage its reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm its business and operating results.

Software development is time-consuming, expensive, and complex. Unforeseen difficulties can arise. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our applications from operating properly. If our systems do not function reliably or fail to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair its ability to attract or retain clients.

Information services as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects, vulnerabilities, or errors. We cannot assure that material performance problems or defects in our services will not arise in the future. Errors may result from sources beyond our control, including the receipt, entry, or interpretation of patient information; interface of our services with legacy systems that we did not develop; or errors in data provided by third parties. It is challenging for us to test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or treatment methodologies that its clients may deploy or rely upon. Therefore, despite testing, defects or errors may arise in our existing or new software or service processes following introduction to the market.

In light of this, defects, vulnerabilities, and errors and any failure by us to identify and address them could result in loss of revenue or market share; liability to clients, their patients, or others; failure to achieve market acceptance or expansion; diversion of development and management resources; delays in the introduction of new services; injury to our reputation; and increased service and maintenance costs. Defects, vulnerabilities, or errors in our software and service processes might discourage existing or potential clients from purchasing services from us. Correction of defects, vulnerabilities, or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects, vulnerabilities, or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

If our services fail to provide accurate and timely information, or if its content or any other element of any of its services is associated with faulty clinical decisions or treatment, we could have liability to clients, clinicians, or patients, which could adversely affect its results of operations.

Some of our software, content, and services are used to support clinical decision-making by providers and deliver information about patient medical histories, treatment plans, medical conditions, and the use of particular medications. If our software, content, or services fail to provide accurate and timely information or it is associated with faulty clinical decisions or treatment, then clients, clinicians, or their patients could assert claims against it that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our services to decline.

Our iCoreRX service provide healthcare professionals with access to clinical information, including information regarding particular medical conditions and the use of particular medications. If our content, or content we obtain from third parties, contains inaccuracies, or we introduce inaccuracies in the process of implementing third-party content, it is possible that patients, physicians, consumers, the providers of the third-party content, or others may sue us if they are harmed as a result of such inaccuracies. We cannot assure that our quality control procedures will be sufficient to ensure that there are no errors or omissions in particular content.

The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations, damage our reputation, and decrease market acceptance of our services. We attempt to limit by contract our liability for damages and requires that our clients assume responsibility for medical care. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, be binding upon patients, or otherwise protect us from liability for damages. Furthermore, general liability and errors and omissions insurance coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage. If any of these risks occur, they could materially adversely affect our business, financial condition, or results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company operates from a 7,650 square foot headquarters located in Ocoee, Florida which has been leased on a six year and one month lease beginning January 2022, with an optional five-year renewal term. This office replaces its 4,100 square foot office located in Winter Garden, Florida which was leased by the Company through May 31, 2022. The Company also operates from a 2,100 square foot office space in Concord, NC which is leased by the Company through August 31, 2023. The Company also operates from a 630 square foot office space in Scottsdale, AZ which is leased by the Company to May 12, 2023.

Item 3. Legal Proceedings

On August 18, 2021, iCoreConnect received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of its assets that were previously pledged as security to Sonoran Pacific Resources, LLP, an Arizona limited liability partnership (“SPR”) and Jerry Smith (“Smith”) (collectively, the “lender”). On August 24, 2021, iCoreConnect received a default notice from the lender asserting that iCoreConnect was obligated to pay $863,274. The lender alleged that it had made certain loans and other financial accommodations in the form of guaranties to iCoreConnect beginning approximately in March of 2009 that was secured by all of the assets of iCoreConnect. iCoreConnect initiated an investigation into the matter and concluded that it had repaid all of the loans and any loans that had not been repaid were released under the terms of a Recapitalization Agreement dated November 1, 2016. iCoreConnect then retained Arizona counsel to prepare an Emergency Application for Temporary Restraining Order and Preliminary Injunction against the lender in order to stop the foreclosure sale.

On November 1, 2022, iCoreConnect entered into a settlement agreement and release (the “Settlement Agreement”) with SPR and Smith in connection with the above litigation. In order to resolve all matters subject to the dispute, the Settlement Agreement provided that on, or before, the 60th day following the effective date of the Settlement Agreement, which was November 1, 2022 (such 60th day, the “Payment Date”), iCoreConnect shall redeem, and/or or iCoreConnect’s designees shall acquire, a total of 9,000,000 shares of iCoreConnect Common Stock from SPR and certain shareholders or affiliates of SPR at a purchase price of $0.08 per share. The Settlement Agreement further provided that in addition to the purchase of the foregoing 9,000,000 shares, iCoreConnect or its designee will have the option, but not the obligation, to acquire or redeem any or all of the remaining 5,401,887 shares held by certain shareholders or affiliates of SPR on, or before, the Payment Date, at the cost of $0.08 per share. In connection with the dispute, iCoreConnect had previously posted a cash bond of $200,000 with the court. Pursuant to the Settlement Agreement, $100,000 was released to SPR upon execution of the Settlement Agreement, which amount will be credited toward the payment of the 9,000,000 shares described above. The foregoing share purchase obligation was satisfied on December 30, 2022. Upon the payment for the shares, the remaining $100,000 of the bond was released to SPR in consideration for the release of all claims and liens and the dismissal of the litigation. Upon iCoreConnect’s compliance with the above share repurchase obligations, J.D. Smith, the son of Jerry Smith, resigned as a director and chairman of Board of Directors. The Settlement Agreement provides that upon the performance of each of the parties of their obligations thereunder, SPR and Smith, on the one hand, and iCoreConnect, on the other hand, each agrees to a complete release of the other party or parties. The Settlement Agreement was fully completed on December 30, 2022 and a full release received from the courts.

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The Complainant agreed to begin arbitration on August 31, 2021. Upon completion of arbitration in October 2022 the Complainant was awarded an Interim Award of Arbitration in the amount of $270,020 which excluded any interest and fee. Subsequent to year end, in February 2023, a final Arbitration award in the amount of $523,415 was issued which includes interest and fees.

On February 21, 2023, the Company received a notice under section 21 of Indian Arbitration and Conciliation Act, 1996 related to a dispute pursuant to a contract between the Company and a service provider, pursuant to which the service provider has asserted the Company has violated the terms of the contract and has claimed damages of approximately $635,000. The Company is evaluating the claims asserted against it and intends to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

Holders

As of December 31, 2022, there were 547 holders of record of our common stock, with 181,320,528 shares of our common stock issued and outstanding.

Dividend Policy

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future.

Sale of Unregistered Securities

During the quarter ended December 31, 2022 the Company issued 1,000,000 shares of common stock at $0.10 per share to an accredited investor. The issuance was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 1, 2022, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with Sonoran Pacific Resources, LLP, an Arizona limited liability partnership (“SPR”) and Jerry Smith (“Smith”) in connection with certain ongoing litigation. The Settlement Agreement, which was a result of mediation between the parties, relates to (i) claims made by SPR and Smith that the Company owed the parties certain amounts, (ii) a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) purporting to set a foreclosure sale, under the UCC, of the Company’s assets that were previously pledged as security in connection with the amounts owed, and (iii) claims and counterclaims by the parties of breach of contract.

In order to resolve all matters subject to the dispute, the Settlement Agreement provided that on, or before, the 60th day following the effective date of the Settlement Agreement, which was November 1, 2022 (such 60th day, the “Payment Date”), the Company shall redeem, and/or or the Company’s designees shall acquire, a total of 9,000,000 shares of the Company’s common stock from SPR and certain shareholders or affiliates of SPR at a purchase price of $0.08 per share.

SPR and certain shareholders or affiliates of SPR assert that they hold an aggregate of 14,401,887 shares of Company common stock. The Settlement Agreement further provides that in addition to the purchase of the foregoing 9,000,000 shares, the Company or its designee will have the option, but not the obligation, to acquire or redeem any or all of the remaining 5,401,887 shares held by certain shareholders or affiliates of SPR on, or before, the Payment Date, at the cost of $0.08 per share.

On December 30, 2022, the Company purchased 1,250,000 shares of Company common stock from SPR and certain shareholders or affiliates of SPR for $0.08 per share.

Except as set forth above, we did not repurchase any of our equity securities during the year ended December 31, 2022.

Item 6.  [Reserved]

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

About the Company

iCoreConnect Inc., (the “Company”), a Nevada Corporation, is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

During 2022 we developed our newest product iCoreVerify+.

iCoreVerify+ - iCoreVerify+ adds a unique add-on service to iCoreVerify that augments iCoreConnect’s automation with a concierge service that turns around special requests in less than 24 hours.  It includes all carriers including non-digital ones and is customized to the client's specialty.

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

Revenue Recognition

We have 6 primary sources of revenue as of December 31, 2022:

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	Analytics
6.	MSaaS software

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

5) Analytics automatically compiles real-time KPI data on an intuitive dashboard which saves time and helps focus the team during the morning huddle. Additionally,  the Practice Metrics page provides custom reporting with rich graphics helping management to view revenue, claims,  AR, scheduling and more.

6) MSaaS software services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2022 there is no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of December 31, 2022 there is no impairment of the Company’s Goodwill.

Results of Operations

The following table sets forth our selected financial data for the periods indicated below:

	For Years Ended
	December 31,	December 31,
	2022	2021
Revenue	$7,987,902	$4,956,552
Cost of sales	2,243,253	1,580,390
Gross profit	5,744,649	3,376,162

Expenses
Selling, general and administrative	9,254,670	5,232,839
Depreciation and amortization	1,292,085	1,430,805
Total operating expenses	10,546,755	6,663,644
Loss from operations	(4,802,106)	(3,287,482)

Other income (expense)
Interest expense	(785,406)	(500,878)
Financing costs	(426,419)	(1,513,366)
Other income (expense)	(65,893)	7,497
PPP loan forgiveness	-	330,047
Total other income (expense)	(1,277,718)	(1,676,700)

Net loss	$(6,079,824)	$(4,964,182)

Year ended December 31, 2022 compared to the year ended December 31, 2021

Revenues. Net revenues grew to $8.0MM for 2022 compared to $5.0MM for the 2021 period, an increase of approximately 60% year on year. Revenue growth was attributed to the growth in the number of subscribers both in terms of new sales as well as additional product uptake, the full year results of the Company’s asset acquisitions completed in Q2 and Q3 of 2021 as well as a moderate price increase on existing users.

Cost of sales. Cost of sales increased to $2.2MM for 2022 compared to $1.6MM for 2021, an increase of approximately 42% year on year. While overall costs of sales increased, it did not do so in the same proportion to revenue growth. Overall gross margin improved to 72% in 2022 from 68% in 2021, as costs related to SaaS serving remained flat due to additional capacity available in system to absorb the growth incurred.

Selling, general and administrative expenses. The Company incurred $9.3MM in selling, general and administrative expenses for the 2022 period an increase of $4.0MM or 77% when compared to $5.2MM for the 2021 period. The increase in expenses year on year were due to higher labor costs need to manage and maintain both the organic growth along with serving the additional customers related to three asset acquisitions completed in 2021. The Company also incurred $0.7MM in related legal costs associated with its two completed legal actions.

Depreciation and amortization expenses. Depreciation and amortization expenses of $1.3MM for the 2022 period decreased $0.1MM or (10)% compared to $1.4MM for the 2021 period. The decrease in expenses is due to no new additions being added to intangible assets and a moderate increase in capitalized software in 2022 compared to 2021, such that depreciation and amortization out pace additions.

Interest expense. Interest expense of $0.8MM for the 2022 period increased $0.3MM or approximately 60% when compared to $0.5MM for the 2021 period. The primary driver for the increase in interest expense was due to the increase in debt and the rate of interest on debt taken out by the Company to help fund the asset acquisitions and operating expenses.

Other income (expense). Other expense increased moderately in the 2022 period when compared to Other Income in the 2021 period.

Financing costs. The Company incurred financing costs of $0.4MM in 2022 compared to $1.5MM for 2021.The decrease of $1.1MM was due to the decrease in warrants and inducement shares costs on issued debt in 2022 in comparison to 2021.

PPP loan forgiveness. The Company received notice of forgiveness for its Paycheck Protection Plan loan in 2021 including all related interest in the amount of $330,047 in comparison to $nil for 2022.

GOING CONCERN AND LIQUIDITY

The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	December 31,	December 31,	% Incr/
Balance Sheet Data	2022	2021	(Decr)
Total Current Assets	$1,091,668	$1,013,140	8%
Total Current Liabilities	6,798,969	4,054,246	68%
Working capital (deficit)	(5,707,301)	(3,041,106)	88%
Deferred Revenue	13,847	20,419	(32)%
Weighted Average Common Shares Outstanding	172,123,855	146,726,959

The increase in shares outstanding was driven by issuance of Common Stock for cash, the conversion of convertible notes payable and stock based compensation.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the years ended December 31, 2022 and 2021.

	Twelve Months Ended
	December 31,	December 31,
	2022	2021
Net cash used in operating activities	$(1,272,995)	$(2,896,248)
Net cash used in investing activities	(293,965)	(3,518,504)
Net cash provided by financing activities	1,691,306	6,478,940
Net Increase / (Decrease) in cash	124,346	64,188
Cash and cash equivalents at the beginning of the year	71,807	7,619
Cash and cash equivalents at the end of the year	$196,153	$71,807

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our revenues, cash collections from our clients, investments in software development, and ongoing capital raise efforts.

Operating Activities: Net cash required by operating activities for the year ended December 31, 2022 decreased by $1.6MM to $1.3MM compared to $2.9MM utilized in the 2021 period. The decrease in cash utilized by operating activities is primarily attributable to the increase in accounts payable and accrued expenses which grew by $0.6MM and the reduction in outstanding accounts receivable which contributed an additional $0.4MM. Future spending on operating activities are expected to be funded by the revenues realized by the Company and the sale of additional shares of common stock.

Investing Activities: Net cash used by investing activities for the year ended December 31, 2022 decreased by $3.2MM to $0.3MM compared to $3.5MM utilized in the 2021 period.  The decrease in cash utilized by investing activities was primarily due to the purchases of Advantech, Business Technology Solutions and Spectrum Technology Solutions which were completed in 2021.  Future spending on investing activities is expected to be funded by the sale of additional shares of common stock.

Financing Activities: Net cash provided by financing activities was $1.7MM for the year ended December 31, 2022 was $4.8MM lower than the $6.5MM for the year ended 2021, due to a decrease in proceeds received on the issuance of common stock of $0.5MM in 2022 compared to $2.8MM received in 2021 and a greater payments on debt of $2.3MM in 2022 versus $0.5MM in 2021.

U.S. GAAP requires management to assess a company’s ability to continue as a going concern within one year from the financial statement issuance and to provide related note disclosures in certain circumstances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the fiscal year period ended December 31, 2022, the Company generated an operating loss of $4.8MM. In addition, the Company has an accumulated deficit, and net working capital deficit of $88.9MM and $5.7MM. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of December 31, 2022, the expected timing of those payments are as follows:

	Total	Next 12	Beyond 12 Months
Debt (1)	$5,728,792	$4,279,531	$1,449,261
Operating lease obligations (2)	978,875	169,417	809,458
Total	$6,707,667	$4,448,948	$2,258,719

(1)	Debt obligations include our Notes consisting of principal and interest payments. See Note 6 Long-Term Debt in the accompanying notes to our financial statements for further details.

(2)	See Note 9 Commitments and Contingencies in the accompanying notes to our financial statements for further details regarding leases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and Board of Directors of

iCoreConnect Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iCoreConnect Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

March 22, 2023

iCoreConnect Inc.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Cash	$196,153	$71,807
Accounts receivable, net	414,809	629,047
Prepaid expenses and other current assets	480,706	312,286
Total current assets	1,091,668	1,013,140

Property and equipment, net	74,194	92,562
Right of use lease asset - operating	944,487	99,054
Software development costs, net	531,061	592,781
Acquired technology, net	79,428	277,966
Customer relationships, net	2,350,380	3,069,874
Goodwill	1,484,966	1,484,966
Total long-term assets	5,464,516	5,617,203

TOTAL ASSETS	$6,556,184	$6,630,343

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$2,336,174	$1,641,750
Operating lease liability, current portion	169,417	66,738
Current maturities of long-term debt, net of discounts	4,279,531	2,325,339
Deferred revenue, current portion	13,847	20,419
Total current liabilities	6,798,969	4,054,246

Long-term debt, net of current maturities	1,449,261	1,538,488
Operating lease liability, net of current portion	809,458	32,318

Total long-term liabilities	2,258,719	1,570,806

TOTAL LIABILITIES	9,057,688	5,625,052

COMMITEMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, par value $0.001; 10,000,000 shares authorized; Issued and Outstanding: 0 as of December 31, 2022 and 0 as of December 31, 2021.	-	-
Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 181,320,528 as of December 31, 2022 and 167,493,479 as of December 31, 2021	181,321	167,493
Additional paid-in-capital	86,192,262	83,633,061
Accumulated deficit	(88,875,087)	(82,795,263)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,501,504)	1,005,291

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,556,184	$6,630,343

The accompanying notes are an integral part of these financial statements

iCoreConnect Inc.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2022	2021
Revenue	$7,987,902	$4,956,552
Cost of sales	2,243,253	1,580,390
Gross profit	5,744,649	3,376,162

Expenses
Selling, general and administrative	9,254,670	5,232,839
Depreciation and amortization	1,292,085	1,430,805
Total operating expenses	10,546,755	6,663,644
Loss from operations	(4,802,106)	(3,287,482)

Other income (expense)
Interest expense	(785,406)	(500,878)
Finance charges	(426,419)	(1,513,366)
Other income (expense)	(65,893)	7,497
Gain on cancellation of PPP loan	-	330,047
Total other expense	(1,277,718)	(1,676,700)

Net loss	$(6,079,824)	$(4,964,182)

Net loss per share, basic and diluted	$(0.04)	$(0.03)

Weighted average number of shares, basic and diluted	172,123,855	146,726,959

The accompanying notes are an integral part of these financial statements

iCoreConnect Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as at January 1, 2021	90,081,336	$90,081	$77,112,060	$(77,831,081)	$(628,940)

Stock issued for cash	42,719,600	42,720	2,733,510		2,776,230
Stock issued for conversion of fees for services payable	16,376,047	16,376	802,427		818,803
Stock compensation expense	3,151,416	3,151	148,206		151,357
Stock issued as origination fee in convertible debt agreement	3,980,000	3,980	1,509,386		1,513,366
Stock issued for asset acquisition of Advantech	5,000,000	5,000	495,000		500,000
Stock issued for asset acquisition of Business Computer Solutions	250,000	250	24,750		25,000
Stock issued for asset acquisition of Spectrum Technology Solutions	4,046,617	4,047	495,953		500,000
Stock issued for conversion of convertible debt	1,888,463	1,888	311,769		313,657
Net loss	-	-	-	(4,964,182)	(4,964,182)
Balances as at December 31, 2021	167,493,479	$167,493	$83,633,061	$(82,795,263)	$1,005,291

			Additional		Total
	Common stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances as at January 1, 2022	167,493,479	$167,493	$83,633,061	$(82,795,263)	$1,005,291

Stock issued for cash	5,722,844	5,723	444,277		450,000
Stock repurchased and cancelled	(1,250,000)	(1,250)	(98,750)		(100,000)
Stock compensation expense	8,426,837	8,428	1,808,695		1,817,123
Stock issued as origination fee in convertible debt agreement			426,419		426,419
Stock issued for exercise of Common Stock Options	700,000	700	1,400		2,100
Repurchase of common stock warrants			(45,000)		(45,000)
Stock issued for conversion of convertible debt	227,368	227	22,160		22,387
Net loss	-	-	-	(6,079,824)	(6,079,824)
Balances as at December 31, 2022	181,320,528	$181,321	$86,192,262	$(88,875,087)	$(2,501,504)

The accompanying notes are an integral part of these financial statements

iCoreConnect Inc.

STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,079,824)	$(4,964,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,521	143,406
Amortization expense	1,269,564	1,287,853
Finance charges	426,419	1,513,366
Forgiveness of PPP loan		(330,047)
Change in allowance for doubtful accounts	261,717	-
Stock compensation expense	1,717,123	331,945
Non-cash interest expense	603,146	106,555
Changes in assets and liabilities:
Accounts receivable	(47,479)	(467,353)
Prepaid expenses and other current assets	(26,420)	(292,183)
Right of use asset, net of lease liability	34,386	(136,659)
Accounts payable and accrued expenses	552,424	(33,560)
Deferred revenue	(6,572)	(55,389)
NET CASH USED IN OPERATING ACTIVITIES	(1,272,995)	(2,896,248)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Advantech	-	(1,773,056)
Cash portion of consideration paid to acquire Business Computer Systems	-	(94,880)
Cash portion of consideration paid to acquire Spectrum Technology Solutions	-	(1,350,000)
Purchases of capital assets	(4,153)	(55,027)
Additions to capitalized software	(289,812)	(245,541)
NET CASH USED IN INVESTING ACTIVITIES	(293,965)	(3,518,504)

FINANCING ACTIVITES
Net proceeds from debt	3,585,000	3,261,488
Payments on debt	(2,323,181)	(510,650)
Proceeds from issuance of common stock	450,000	2,776,230
Conversion of convertible debt into common stock	22,387	319,057
Conversion of fees for services payable	-	632,815
Proceeds from exercise of employee stock options	2,100	-
Repurchase of warrants for common stock	(45,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,691,306	6,478,940

NET CHANGE IN CASH	124,346	64,188
CASH AT BEGINNING OF THE PERIOD	71,807	7,619
CASH AT END OF THE PERIOD	$196,153	$71,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$696,355	$-
Stock issued for acquisition of Advantech	$-	$500,000
Stock issued for acquisition of Business Computer Solutions	$-	$25,000
Stock issued for acquisition of Spectrum Technology Solutions	$-	$500,000
Stock issued for conversion of notes payable	$22,387	$63,846

The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

1. NATURE OF OPERATIONS

iCoreConnect Inc., (the “Company”), a Nevada Corporation, is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in United States dollars and include the accounts of the Company’s wholly owned subsidiaries, with all intercompany transactions eliminated. They have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (GAAP). Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below.

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

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The Company has determined that the book value of its outstanding financial instruments as of December 31, 2022 and 2021, approximated their fair value due to their short-term nature.

Cash

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of our customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of our customers improves and collections of amounts outstanding commence or are reasonably assured, then we may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of $65,000 and $36,142 as of December 31, 2022 and 2021, respectively.

Property, Equipment and Depreciation

Property, equipment, and leasehold improvements are recorded at their historical cost. Depreciation and amortization have been determined using the straight-line method over the estimated useful lives of the assets which are computers and office equipment (3 years) leasehold improvements (5years) and for office furniture and fixtures (7 years). The cost of repairs and maintenance is charged to operations in the period incurred.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2022 there is no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of December 31, 2022 there is no impairment of the Company’s Goodwill.

Revenue Recognition

We have 6 primary sources of revenue as of December 31, 2022

1.	Electronic Prescription Software
2.	Insurance Verifications
3.	ICD-10 Medical Coding Software
4.	Encrypted and HIPAA Compliant Secure email
5.	Analytics
6.	MSaaS software

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

5) Analytics automatically compiles real-time KPI data on an intuitive dashboard which saves time and helps focus the team during the morning huddle. Additionally, the Practice Metrics page provides custom reporting with rich graphics helping management to view revenue, claims, AR, scheduling and more.

6) MSaaS software services are provided on an annual subscription basis using the software as a service (‘SaaS’) model with revenue recognized ratably over the contract term.

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

The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. As a result, the Company accrues the costs of shipping and handling when the related revenue is recognized. Costs incurred for shipping and handling are included in costs of goods sold on the Statement of Operations. Amounts billed to a customer for shipping and handling are reported as revenue on the Statement of Operations.

Advertising Costs

Advertising costs are reported in general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $525,533 and $350,318 for the years ended December 31, 2022 and 2021, respectively.

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

Financial Instruments With Down Round Features

With respect to financial instruments, the Company follows the guidance of FASB ASU 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. Whereby ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downround adjustment of the current exercise price based on the price of the future equity offerings. The standard requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for the purposes of determining liability of equity classification. The Company accounts for instruments with Most Favored Nations (the “MFN”) terms or conditions similar to that of a down round feature. The impact of such terms or conditions will be accounted for when the event occurs. Companies that provide earning per share (“EPS”) data will adjust their diluted EPS calculation for the effect of the feature when triggered (i.e. when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other Common Stock equivalents, including stock options, shares issuable on exercise of warrants, and shares issuable on conversion of promissory notes in the weighted average number of common shares outstanding for a period, if dilutive. Common stock equivalents that are anti-dilutive were excluded from the computation of diluted earnings per share which consisted of all outstanding common stock options and warrants.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contract with Customers” (“ASU 2021-08”). The Company is currently evaluating the potential impact the adoption of this ASU will have on its Financial Statements.

The Company does not believe that any other issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s financial position, results of operations and cash flows.

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

For the fiscal year period ended December 31, 2022, the Company generated an operating loss of $4,802,106. In addition, the Company has an accumulated deficit, and net working capital deficit of $88,875,087 and $5,707,301. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern.

Currently, management continues to develop its  healthcare communications system and continues to develop alliances with strategic partners to generate revenues that will sustain the Company. Management will also seek to raise additional funds. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. COMMON STOCK

Stock Issuances

During the year ended December 31, 2022, the Company issued 13,827,049 shares of common stock. of which 5,722,844 shares of common stock were issued for cash of $450,000. The Company also issued 227,368 shares of common stock for the conversion of $22,387 of convertible debt. 700,000 shares of common stock were issued for the exercise of common stock options for a value of $2,100. 8,426,837 shares of common stock were issued related to stock-based compensation for a value of $1,817,123. The Company also repurchased and cancelled 1,250,000 shares of common stock with a value of $100,000.

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

Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the year ended December 31, 2022 and 2021 are presented below:

2021 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2021	1,775,000	$0.24	7.7	$-
Granted	30,880,000	$0.12	9.9
Exercised	(10,000)	0.15
Forfeited	-	$-
Balance Outstanding - December 31, 2021	32,645,000	$0.12	9.8	$-

Exercisable - December 31, 2021	1,395,000	$0.24	6.7	$-

2021 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2021	-	$-	-
Granted	30,880,000	$-	9.9
Vested	-	$-	-
Forfeited/expired	-	-	-
Nonvested - December 31, 2021	30,880,000	$-	9.9

2022 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2022	32,645,000	$0.12	9.8	$-
Granted	300,000	$0.12	9.0	-
Exercised	(700,000)	0.00	5.5	-
Forfeited	(10,000)	$0.15	6.2	-
Balance Outstanding - December 31, 2022	32,235,000	$0.13	8.8	$-

Exercisable - December 31, 2022	9,891,666	$0.12	8.8	$-

2022 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2022	30,880,000	$-	9.8
Granted	300,000	$-	9.0
Vested	(8,126,666)	$-	8.3
Forfeited/expired	-	-	-
Nonvested - December 31, 2022	23,053,334	$-	8.8

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

On December 31, 2022, the Company’s Board of Directors approved the grant of 250,000 restricted share of common stock to each of the Directors of the Company, for services to be rendered during 2021 and 2022, all of which vested on December 31, 2022. Compensation expense related to this grant for the year 2022 was $122,375 based upon fair value of our common stock of $0.089 per share. The Company’s Board of Directors also approved the granting of restricted shares of common stock for employee performance related to 2021 performance with a fair value of $160,645. The Board also approved on January 3, 2023 4,000,000 shares of restricted stock related to the Chief Executive Officer for bonus related to 2022 service with a fair value of $356,000.

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

During the year ended December 31, 2022, the Company issued 392,438 Common Stock Warrants in connection with issuances of promissory notes, of which 42,438 were issued to related parties. These warrants were designated Common Stock Warrants with an initial term of 5 years and an exercise price of $0.20 and $0.25. The Company may not effect, and a holder will not be entitled to, convert the Common Stock Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99%.

As of December 31, 2022, the number of shares issuable upon exercise of the Common Stock Warrants were 10,992,438 shares.

Type	Issue Date	Shares	Price	Expiration
Investors	4/19/2021	1,300,000	$0.20	4/19/2026
Investors	4/19/2021	1,300,000	$0.25	4/19/2026
Investors	4/22/2021	1,300,000	$0.20	4/22/2026
Investors	4/22/2021	1,300,000	$0.25	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	1,500,000	$0.25	8/31/2026
Investors	7/29/2022	87,500	$0.20	7/28/2027
Investors	7/29/2022	87,500	$0.25	7/28/2027
Investors	8/5/2022	43,750	$0.20	8/4/2027
Investors	8/5/2022	43,750	$0.25	8/4/2027
Investors	8/19/2022	43,750	$0.20	8/18/2027
Investors	8/19/2022	43,750	$0.25	8/18/2027
Investors	11/28/2022	9,407	$0.20	11/27/2027
Investors	11/28/2022	9,406	$0.25	11/27/2027
Investors	12/15/2022	11,812	$0.20	12/14/2027
Investors	12/15/2022	11,813	$0.25	12/14/2027
Total		10,992,438

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value

Outstanding – December 31, 2020	-	$-	-	$-
Granted	10,600,000	$0.23	4.40	715,223
Forfeited/expired	-	$-	-	-
Outstanding – December 31, 2021	10,600,000	$0.23	4.40	718,223
Granted	392,438	$0.23	4.66	88,299
Forfeited/expired	-	$-	-	-
Outstanding – December 31, 2022	10,992,438	$0.23	3.45	$803,522

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

In January 2022 the Company exercised its equity line of credit of an aggregate amount of $350,000 in exchange for 4,772,844 shares of common stock. The balance available as of December 31, 2022, to draw on the equity line of credit after the draw was $4,650,000.

4. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and consist of the following:

	December 31,	December 31,
	2022	2021

Furniture and fixtures	$69,840	$69,840
Leasehold improvements	30,298	26,145
Equipment	22,240	22,240
Vehicles	32,000	32,000
	$154,378	$150,225
Less accumulated depreciation	(80,184)	(57,663)
	$74,194	$92,562

Depreciation expense on property and equipment for the years ended December 31, 2022 and 2021, were $22,521 and $6,745, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets  forth the changes in the carrying amount of goodwill for the year ended 2022 and 2021:

Total
Balance at December 31, 2021	$1,484,966
2022 activity	-
Balance at December 31, 2022	$1,484,966

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of December 31, 2022 and 2021:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	2,724,678	-	(2,131,897)	592,781
Customer relationships	3,713,443	-	(643,560)	3,069,874
Acquired technology	1,527,186	-	(1,249,220)	277,966
Total definite-lived intangible assets at December 31, 2021	$7,965,297	$-	$(4,024,677)	$3,940,621
Capitalized software	3,014,490	-	(2,483,429)	531,061
Customer relationships	3,713,443	-	(1,363,054)	2,350,380
Acquired technology	1,527,186	-	(1,447,758)	79,428
Total definite-lived intangible assets at December 31, 2022	$8,255,110	$-	$(5,294,241)	$2,960,869

Amortization expense of intangible assets was $1,269,564 and $1,287,853, respectively, for the years ended December 31, 2022 and 2021. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets. The following table sets forth the weighted-average amortization period, in total and by major intangible asset class:

Asset Class	Weighted-Average Amortization period
Capitalized software	3.2 years
Customer relationships	4.0 years
Acquired technology	5.0 years
All Intangible assets	5.9 years

As of December 31, 2022, assuming no additional amortizable intangible assets, the expected amortization expense for the unamortized acquired intangible assets for the next five years and thereafter was as follows:

Estimated
2023	1,025,042
2024	838,140
2025	838,140
2026	259,547
2027	-
2028	-
2029	-

6. LONG-TERM DEBT

		December 31,	December 31,
		2022	2021
(2)	Convertible Note bearing interest at 12% due July 31, 2022	$-	$162,625
(2)	Convertible Note bearing interest at 12% due July 31, 2022	-	379,458
(3)	Convertible Note bearing interest at 12% due May, 2023	578,802	541,589
(4)	Convertible Note bearing interest at 12% due April 27, 2022	-	145,301
(5)	Convertible Note bearing interest at 12% due April 25, 2022	-	235,548
(6)	Convertible Note bearing interest at 12% due May 12, 2022	-	242,151
(7)	Note bearing interest at 18% due October 1, 2023	1,012,500	1,012,637
(7)	Note bearing interest at 18% due October 1, 2023	506,250	506,318
(8)	Note bearing interest at 18% due October 1, 2023	32,752	38,488
(9)	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	1,960,965	-
(10)	Promissory Note bearing interest at 14%, due January 15, 2023	50,892	-
(11)	Promissory Note bearing interest at 14%, due April 21, 2023	329,227	-
(12)	Related Party Promissory Note bearing interest at 14% due February 28, 2023	108,778	-
(13)	Promissory Note bearing interest at 15%, due January 25, 2023	506,370	-
(14)	Promissory Note bearing interest at 15%, due February 1, 2023	253,184	-
(14)	Promissory Note bearing interest at 15%, due February 15, 2023	253,184	-
(1)	Related Party Promissory Note bearing interest at 18%, due December 31, 2020	-	483,150
(15)	Related Party Promissory Notes bearing interest at 18%, due March 31, 2023	135,888	-
(16)	Related Party Long term debt bearing interest at 8%, due April 15, 2021	-	116,562
		5,728,792	3,863,827
	Less current maturities	(4,279,531)	(2,325,339)
	Total Long-Term Debt	$1,449,261	$1,538,488

Total future minimum payments due on long-term debt as of:

	December 31, 2022	December 31, 2021
2022	$-	1,508,628
2023	573,401	8,628
2024	679,438	8,628
2025	196,422	8,628
2026	-	3,976
2027	-	-
TOTAL	$1,449,261	$1,538,488

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

2.

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

3.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000 from a second finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. At Maturity this note was renegotiated and term extended to June 2023 for an additional principal consideration of $55,400 under the same interest rate and conditions as the matured note. There was $18,467 remaining in debt discount to be amortized over the term of the loan.

4.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $245,000 from a third finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. In 2021 the Investor converted $35,000 of outstanding principal and interest into 350,000 shares of the Company’s common stock. This note was fully satisfied in May 2022.

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

7.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from the preliminary finance company in April 2021 (the “Investor” or “Holder”). An Interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share. The promissory note is subordinated to the Company’s senior lender.

8.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

F-17

9.

On February 28, 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months' interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months' interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. The Company is in compliance with its covenants as of December 31, 2022.

10.

In April 2022, the Company signed a $50,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in October 2022, this note was reissued under the same term with a maturity of three (3) months. The promissory note is subordinated to the Company’s senior lender.

11.

In April 2022, the Company signed a $300,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturing in October 2022, this note was reissued under the same terms with a maturity of date of six (6) months. The promissory note is subordinated to the Company’s senior lender.

12.

In June 2022, the Company signed a $100,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturing in November 2022, this note was reissued under the same terms with a maturity of date of three (3) months. The Company also issued to the Holder a warrant to purchase 18,813 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 9,407 warrants and $0.20 per share for 9,406 warrants. There was $1,156 remaining in debt discount to be amortized over the term of the loan. The promissory note is subordinated to the Company’s senior lender. This note was entered into with a related party.

13.

In July 2022, the Company signed a $500,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum. The note is callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants. There was $2,775 remaining in debt discount to be amortized over the term of the loan. The promissory note is subordinated to the Company’s senior lender.

14.

In August 2022, the Company signed two $250,000 unsecured promissory notes with a maturity date six (6) months after issuance with an interest charge of 14% per annum to the same investor in 14 and 9. The notes are callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants. There was $4,669 remaining in debt discount to be amortized over the term of these loans. The promissory note is subordinated to the Company’s senior lender.

15.

In December 2022, the Company entered into an unsecured promissory note with related party in exchange for $55,000. The maturity of the promissory note is four months from the date of issuance and carries an interest rate of 15% per annum. In conjunction with the promissory note, the Company also issued a warrant to purchase 23,625 shares of common stock which expires five years December 15, 2022 and has an exercise price of $0.20 with respect to 11,813 shares underlying the Warrant and $0.25 with respect to 11,812 shares underlying the Warrant. The promissory note is subordinated to the Company’s senior lender. In addition, in December 2022, the Company entered into an unsecured convertible promissory note with the same related party in exchange for $80,000. The maturity of the convertible note is March 31, 2023 and carries an interest rate of 15% per annum and is convertible into Company common stock at a conversion rate of $0.08 per share. There was $10,230 remaining in debt discounts to be amortized over the term of these loans. The promissory note is subordinated to the Company’s senior lender.

16.

In April 2018 the Company entered into a note with a related party which included a note payable in the amount of $87,500 bearing interest at 8% payable. This note was transferred to accounts payable and accrued expenses in August 2022 in conjunction with a non-binding arbitration settlement.

7. INCOME TAXES

The Company has incurred net losses since inception. As of December 31, 2022, the Company had cumulative federal net operating loss carryforwards of approximately $18,645,000 which are available to be carried forward indefinitely and federal net operating loss carryforwards of approximately $51,128,000 which at the latter date may be carried forward for tax years ending through December 31, 2037. As of December 31, 2022, the Company had cumulative state net operating loss carryforward of approximately $5,900,000 which will begin expiring in 2031 if not utilized prior to then. Utilization of NOL carryforwards may be limited under various sections of the Internal Revenue Code depending on the nature of the Company’s operations. The Company’s income tax returns are subject to examination by the Internal Revenue Service and applicable state taxing authorities, generally for a period of three years from the date of filing.

Deferred taxes comprise the following as of December 31, 2022 and 2021:

	2022	2021

Net Operating Losses	14,849,000	14,986,000
Intangible assets	74,000
Stock based compensation	418,000
Property and equipment	(140,000)
Valuation Allowance	(15,201,000)	(14,986,000)
Net Deferred Tax Asset	-	-

Reconciliation of the effective income tax rate to the federal statutory rate:
Federal Income Tax Rate	21%	21%
Permanent Differences	(2)%	-
State Taxes, net	3%	-
Change in valuation allowance including the effect of the rate change	(22)%	(21)%
Effective income tax rate	0%	0%

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

The Company has no significant customers (greater than 10% of total revenue) in its 2022 and 2021 revenue. The Company has accounts receivable concentration with one customer in 2022 representing 31% and two customers with concentrations of 12% and 11% respectively of total accounts receivables outstanding as of December 31, 2022 and one customers that represent 33% of accounts receivable outstanding as of December 31, 2021. Overall, the company decreased its accounts receivable ending balance approximately (34%) in 2022 from year-end 2021, compared to an over 61% growth in sales for 2022.

9. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On November 15, 2017, the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company had its headquarters. The lease provided for a one-year renewal term at the option of the Company that the company exercised. An amendment to this lease was signed on October 26, 2020 which extended the lease term through October 31, 2021. On September 10, 2021 an additional seven month extension was signed extending the lease term to May 30, 2022. On September 22, 2021 the Company signed a six year and one month lease agreement for approximately 7,650 square feet for its new headquarters commencing on January 1, 2022 located in Ocoee, Florida. The lease provides for a five year renewal term at the option of the Company. The company signed a three-year lease agreement for approximately 2.100 square feet of office space located in Concord, NC on July 16, 2020. With the acquisition of Advantech, the Company signed a two-year lease on May 12, 2021 for an office in Scottsdale, AZ.

As of December 31, 2022, undiscounted future lease obligations for the office space are as follows:

Lease Commitments
as of December 31, 2022
Less than 1 year	1-3 years	3-5 years	Total
$268,532	$752,235	$288,707	$1,309,474

Lease costs for the year ended December 31, 2022 were $344,301 and cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 were $285,786. As of December 31, 2022, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,309,474
Present value adjustment using incremental borrowing rate	(330,599)
Lease liabilities	$978,875

(B) EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

On December 16, 2021, Robert McDermott, the President and Chief Executive Officer of the Company, entered into an employment agreement with the Company pursuant to which the Company employed Mr. McDermott for a term of three years. Mr. McDermott received a starting annual base salary of $295,000 per annum which increased to $317,500 per annum on December 16, 2022 and will increase to $348,000 per annum on December 31, 2023. In addition, Mr. McDermott is eligible to receive incentive bonus compensation pursuant to an executive bonus plan approved by the Board of Directors or the Compensation Committee of the Board of Directors of up to 30% of base salary. Mr. McDermott was awarded an option to purchase 18,000,000 shares of the Company’s Common Stock of which 25% (4,500,000) shares vest on December 16, 2022, another 25% (4,500,000) shares vest on December 16, 2023, another 25% (4,500,000) shares vest on December 16, 2024, and the remaining 25% (4,500,000) shares vest on December 16, 2025. In the event of termination of Mr. McDermott’s employment due to a change in control, by reason of his death or disability or by the Company without cause, his stock options that have not already vested will fully vest on the date of termination and any restrictions on any restricted stock owned by Mr. McDermott shall be lifted. Further, in the event of the termination of Mr. McDermott’s employment (i) due to a change in control Mr. McDermott will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the 24 month period following the date of termination, (ii) due to death or disability Mr. McDermott or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. McDermott will continue to receive his base salary for the 18 month period following the date of termination or through the end of the employment period, whichever is longer. For the year ended December 31, 2020, Mr. McDermott received an award 600,000 restricted shares in early 2021 which has been reflected as compensation expense in the accompanying 2020 Statements of Operations. For the year ended December 31, 2022, Mr. McDermott received an award of 4,000,000 restricted shares in early 2023 which has been reflected in compensation expense in the accompanying 2022 Statements of Operations. For the year ended December 31, 2021, Mr. McDermott received an award of 1,600,000 restricted shares in early 2022 which has been reflected in compensation expense in the accompanying 2021 Statements of Operations.

On December 16, 2021, David Fidanza, the Chief Information Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Fidanza for a term of three years. Mr. Fidanza received a starting annual base salary of $165,000 per annum which increases to $176,555 per annum on December 16, 2022, and to $190,000 per annum on December 16, 2023. Mr. Fidanza was awarded an option to purchase 3,000,000 shares of the Company’s Common Stock. 25% of the option award (750,000 shares) vest on December 16, 2022, another 25% (750,000 shares) vest on December 16, 2023, another 25% (750,000 shares) vest on December 16, 2024 and the remaining 25% (750,000 shares) vest on December 16, 2025. In the event of termination of Mr. Fidanza’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Fidanza shall be lifted. Further, in the event of the termination of Mr. Fidanza’s employment (i) due to a change in control Mr. Fidanza will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Fidanza or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Fidanza will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer. For the year ended December 31, 2022, Mr. Fidanza received an award of 250,000 restricted shares which has been reflected in compensation expense in the accompanying 2022 Statements of Operations.

On December 16, 2021, Muralidar Chakravarthi, the Chief Technology Officer of the Company, entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Chakravarthi for three years. Mr. Chakravarthi is to receive an annual base salary of $165,000 per annum which increases to $176,555 per annum on December 16, 2022 and to $190,000 per annum on December 16, 2023. Mr. Chakravarthi was awarded an option to purchase 3,000,000 shares of the Company’s Common Stock. 25% of the option award (750,000 shares) vest on December 16, 2022, another 25% (750,000 shares) vest on December 16, 2023 another 25% (750,000 shares) vest on December 16, 2024 and the remaining 25% (750,000 shares) vest on December 16, 2025. In the event of termination of Mr. Chakravarthi’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Chakravarthi shall be lifted. Further, in the event of the termination of Mr. Chakravarthi’s employment (i) due to a change in control Mr. Chakravarthi will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Chakravarthi or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Chakravarthi will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer. For the year ended December 31, 2022, Mr. Chakravarthi received an award of 250,000 restricted shares which has been reflected in compensation expense in the accompanying 2022 Statements of Operations.

On December 16, 2021, Mr. Jeffrey Stellinga was promoted to Chief Operating Officer of the Company and entered into an employment agreement with the Company, pursuant to which the Company employed Mr. Stellinga for two years. Mr. Stellinga is to receive an annual base salary of $150,000 per annum which increases to $157,500 per annum on December 16, 2022 . Mr. Stellinga was awarded an option to purchase 2,000,000 shares of the Company’s Common Stock. 33% of the option award (666,666 shares) vest on December 16, 2022, another 33% (666,666 shares) vest on December 16, 2023 and the remaining 34% (666,668 shares) vest on December 16, 2024. In the event of termination of Mr. Stellinga’s employment due to a change in control, by reason of his death or disability or by the Company without cause, the stock option will become fully vested on the date of termination and any restrictions on any restricted stock owned by Mr. Stellinga shall be lifted. Further, in the event of the termination of Mr. Stellinga’s employment (i) due to a change in control Mr. Stellinga will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the six month period following the date of termination, (ii) due to death or disability Mr. Stellinga or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. Stellinga will continue to receive his base salary for the six month period following the date of termination or through the end of the employment period, whichever is longer. For the year ended December 31, 2022, Mr. Stellinga received an award of 250,000 restricted shares which has been reflected in compensation expense in the accompanying 2022 Statements of Operations.

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

On August 18, 2021, iCoreConnect received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of its assets that were previously pledged as security to Sonoran Pacific Resources, LLP, an Arizona limited liability partnership (“SPR”) and Jerry Smith (“Smith”) (collectively, the “lender”). On August 24, 2021, iCoreConnect received a default notice from the lender asserting that iCoreConnect was obligated to pay $863,274. The lender alleged that it had made certain loans and other financial accommodations in the form of guaranties to iCoreConnect beginning approximately in March of 2009 that was secured by all of the assets of iCoreConnect. iCoreConnect initiated an investigation into the matter and concluded that it had repaid all of the loans and any loans that had not been repaid were released under the terms of a Recapitalization Agreement dated November 1, 2016. iCoreConnect then retained Arizona counsel to prepare an Emergency Application for Temporary Restraining Order and Preliminary Injunction against the lender in order to stop the foreclosure sale.

On November 1, 2022, iCoreConnect entered into a settlement agreement and release (the “Settlement Agreement”) with SPR and Smith in connection with the above litigation. In order to resolve all matters subject to the dispute, the Settlement Agreement provided that on, or before, the 60th day following the effective date of the Settlement Agreement, which was November 1, 2022 (such 60th day, the “Payment Date”), iCoreConnect shall redeem, and/or or iCoreConnect’s designees shall acquire, a total of 9,000,000 shares of iCoreConnect Common Stock from SPR and certain shareholders or affiliates of SPR at a purchase price of $0.08 per share. The Settlement Agreement further provided that in addition to the purchase of the foregoing 9,000,000 shares, iCoreConnect or its designee will have the option, but not the obligation, to acquire or redeem any or all of the remaining 5,401,887 shares held by certain shareholders or affiliates of SPR on, or before, the Payment Date, at the cost of $0.08 per share. In connection with the dispute, iCoreConnect had previously posted a cash bond of $200,000 with the court. Pursuant to the Settlement Agreement, $100,000 was released to SPR upon execution of the Settlement Agreement, which amount will be credited toward the payment of the 9,000,000 shares described above. The foregoing share purchase obligation was satisfied on December 30, 2022. Upon the payment for the shares, the remaining $100,000 of the bond was released to SPR in consideration for the release of all claims and liens and the dismissal of the litigation. Upon iCoreConnect’s compliance with the above share repurchase obligations, J.D. Smith, the son of Jerry Smith, resigned as a director and chairman of Board of Directors. The Settlement Agreement provides that upon the performance of each of the parties of their obligations thereunder, SPR and Smith, on the one hand, and iCoreConnect, on the other hand, each agrees to a complete release of the other party or parties. The Settlement Agreement was fully completed on December 30, 2022 and a full release received from the courts.

On June 15, 2021, the Company received a Complaint filed with the Circuit Court of the Ninth Judicial Circuit for Orange County, Florida. The Complaint alleges a breach of a previously entered into 2018 Settlement Agreement for which payments have not been made. The Complainant agreed to begin arbitration on August 31, 2021. Upon completion of arbitration in October 2022 the Complainant was awarded an Interim Award of Arbitration in the amount of $270,020 which excluded any interest and fee. Subsequent to year end, in February 2023, a final Arbitration award in the amount of $523,415 was issued which includes interest and fees and the Company has accrued for this amount in its financial statements.

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

The following table summarizes the consideration paid and the fair value of the assets acquired and liabilities assumed as of the dates detailed in the table:

	Advantech	BCS	STS
Consideration Paid:	April 23, 2021	May 31, 2021	September 1, 2021
Cash	$1,800,000	$100,000	$1,500,000
Common stock	500,000	25,000	500,000
	$2,300,000	$125,000	$2,000,000

Fair values of identifiable assets acquired and liabilities assumed:

Assets acquired:
Cash	$26,944	$5,120	$150,000
Other current asset	-	-	35,223
Right of Use - Lease	-	-	-
Fixed Assets	9,875	-	32,000
Customer relationships	1,476,630	100,000	1,606,805
Total assets acquired	$1,513,449	$105,120	$1,824,028

Liabilities assumed:
Due to Seller	-	-	-
Accrued Liability	11,185	-	-
Deferred revenue	-	-	-
Lease Liability	-	-	-
Total liabilities assumed	$11,185	$-	$-

Net assets acquired	$1,502,264	$105,120	$1,824,028

Goodwill	$797,736	$19,880	$175,972

11. PRO FORMA INFORMATION

The following information represent the unaudited pro forma combined results of operations, including acquisitions giving effect to the acquisition as if they occurred at the beginning of years ended December 31, 2021:

	December 31, 2021
	(unaudited)

Revenue	$6,771,946

Net Loss	(4,403,363	) )

Weighted average common shares outstanding	146,726,959
Basic and diluted loss per common share	$0.03
Effective income tax rate	21%

12. RELATED PARTY TRANSACTIONS

The Company incurred related party transactions of $561,975 for the year ended December 31, 2022 and $63,216 for the year ended December 31, 2021 in relation to payments of interest and principle on a Note Payable with its Chief Executive Officer and its Chief Operating Officer and consulting fees paid to a director.

13. PAYROLL PROTECTION PLAN

The Company received loan proceeds in the amount of approximately $330,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company received forgiveness of this loan in 2021 and recorded $330,047 as other income a for the year ended December 31, 2021

14. SUBSEQUENT EVENTS

On January 5, 2023, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among the Company, FG Merger Corp., a Delaware corporation (“FGMC”), and FG Merger Sub Inc., a Nevada corporation and a direct, wholly-owned subsidiary of FGMC (“Merger Sub”). The Merger Agreement provides that, among other things, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of FGMC. In connection with the Merger, FGMC will change its name to “iCoreConnect Inc.” The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the second quarter of 2023, subject to customary closing conditions, including the receipt of certain governmental approvals and the required approval by the stockholders of FGMC and iCoreConnect.

Prior to the Closing, (i) each vested issued and outstanding option to purchase the Company’s common stock shall be exercised into shares of the Company’s common stock (ii) each issued and outstanding warrant to purchase the Company’s common stock shall be exercised into shares of the Company’s common stock and (iii) the outstanding principal together with all accrued and unpaid interest under each convertible promissory note shall be converted into shares of the Company’s common stock.

Prior to the Closing, each share of FGMC common stock par value $0.0001 (“FGMC Common Stock”) shall be converted into shares of newly issued FGMC preferred stock, par value $0.0001 (“FGMC Preferred Stock”). The FGMC Preferred Stock shall have the following rights, preferences, powers, privileges and restrictions, qualifications and limitations:

•	The holders of Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of FGMC.

•

From and after the date of the issuance of any shares of FGMC Preferred Stock, dividends shall accrue at the rate per annum of 12% of the original issue price for each share of FGMC Preferred Stock, prior and in preference to any declaration or payment of any other dividend (subject to appropriate adjustments).

•

From the closing of the Business Combination until the second anniversary of the date of the original issuance of the FGMC Preferred Stock, FGMC may, at its option, pay all or part of the accruing dividends on the FGMC Preferred Stock by issuing and delivering additional shares of FGMC Preferred Stock to the holders thereof.

•

FGMC shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of FGMC the holders of the FGMC Preferred Stock then outstanding shall first receive dividends due and owing on each outstanding share of FGMC Preferred Stock.

•

In the event of any liquidation, dissolution or winding up of FGMC, the holders of shares of FGMC Preferred Stock then outstanding shall be entitled to be paid out of the assets of FGMC available for distribution to its stockholders an amount per share equal to the greater of (i) one times the applicable original issue price, plus any accrued and unpaid dividends, and (ii) such amount as would have been payable had all shares of FGMC Preferred Stock been converted into FGMC Common Stock pursuant to the following paragraph immediately prior to such liquidation, dissolution or winding up, before any payment shall be made to the holders of FGMC Common Stock.

•

After 24 months from the closing of the Business Combination, in the event the closing share price of the FGMC Common Stock shall exceed 140% of the Conversion Price (as defined in the Merger Agreement) then in effect, then (i) each outstanding share of FGMC Preferred Stock shall automatically be converted into such number of shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion and (ii) such shares may not be reissued by FGMC, subject to adjustment. At the time of such conversion, FGMC shall declare and pay all of the dividends that are accrued and unpaid as of the time of the conversion by either, at the option of FGMC, (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

•

Each share of FGMC Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of FGMC Common Stock as is determined by dividing the original issue price by the Conversion Price in effect at the time of conversion, subject to adjustment.

•

Immediately prior to any such optional conversion FGMC shall pay all dividends on the FGMC Preferred Stock being converted that are accrued and unpaid as of such time by, either, at the option of FGMC: (i) issuing additional FGMC Preferred Stock or (ii) paying cash.

The aggregate consideration to be received by the Company’s stockholders is based on a pre-transaction equity value of $98,000,000 (subject to usual and customary working capital adjustments and any adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, reorganization, recapitalization, reclassification, combination, merger, sale or exchange of shares or other like change with respect to shares of FGMC Common Stock, occurring prior to the Closing date). In accordance with the terms and subject to the conditions of the Merger Agreement, immediately prior to the effective time of the Closing each share of issued and outstanding the Company’s common stock, shall be converted into a number of shares of FGMC Common Stock, based on the Exchange Ratio (as defined in the Merger Agreement).

On January 23, 2023, the Convertible Note holder due in June 2023. exercised its option to convert all of its outstanding principal and interest totaling $603,788 into the Company’s Common Stock at the stated exercise price of $0.10 per common stock resulting in the issuance of 6,037,883 common stock shares.

On January 31, 2023, the related party Convertible Note holder due in March 2023 exercised its option to convert all of his outstanding principal and interest totaling $81,545 into the Company’s Common Stock at the stated exercise price of $0.08 per common stock resulting in the issuance of 1,019,315 common stock shares.

In January 2023, the Company issued 4,750,000 shares of common stock at $0.10 per share for cash proceeds of $475,000. These funds were raised for continued operations.

On February 21, 2023, the Company received a notice under section 21 of Indian Arbitration and Conciliation Act, 1996 related to a dispute pursuant to contract between the Company and a service provider, pursuant to which the service provider has asserted the Company has violated the terms of the contract and has claimed damages of approximately $635,000. The Company is evaluating the claims asserted against it and intends to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

On March 15, 2023, the Company entered into a twelve (12) month Convertible Secured Promissory Note (“Note”). The Note is for $2,500,000 with $500,000 paid to the Holder on issuance for net proceeds of $2,000,000. The Note carries and interest of 15% per annum which can be paid in cash or kind and it is convertible either into the Company’s Common Stock after six months from date of issuance at $0.10 per share, or if the Business Combination is completed the Note is convertible into common stock of FGMC. As a condition of the Note all existing outstanding Notes excluding our Senior Secured Note Payable had their term extended to September 1, 2023. In addition all vested option holders and all warrant holders were provided with a cashless purchase option at time of the Business Combination. The Note is superior to all notes in terms of security except of our Senior Secured Note Payable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer, who is our principal financial and accounting officer, have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments and material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications and we also plan to hire additional personnel to help provide adequate segregation of the financial reporting process.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer were responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the processes designed by, or under the supervision of, our Chief Executive Officer, and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weakness described above.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a "non-accelerated filer."

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Items 10 Directors, Executive Officers and Corporate Governance

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

Jeffrey W. Stellinga (age 53) has been a member of our Board of Directors since May 2014 and Chief Operating Office since December 2021. Mr. Stellinga is responsible for growing and expanding revenue on existing products and creating new programs to increase sales and productivity. Mr. Stellinga is a 25-year veteran of sales and finance and has spent most of his career in finance and capital markets. Mr. Stellinga spent 18 years at US Bank rising through the ranks and becoming a Senior Regional Sales Director. After a successful 18 years, Mr. Stellinga took a job with Saxon Business Systems – A Xerox company as a Branch Manager for two years. He has since worked for CoActiv Capital Partners as Regional Sales Director for their Southeast Territory and is presently employed at Everbank Commercial Finance as it’s Eastern Sales Manager.

Paul Jackson (age 59) is currently a Global Equity Analyst and Portfolio Manager at Amundi Pioneer Asset Management and before then was a Portfolio Manager of Pentucket Capital, LLC and the Chief Investment Officer of Cedrus Investments LTD. Previously he had served as an Equity Analyst at Fidelity Investments. Mr. Jackson earned a Master of Business Administration from The Wharton School, University of Pennsylvania, a Master of Science in Information and Computer Science from the Georgia Institute of Technology and a Bachelor of Science (Honors) in Electrical and Electronic Engineering from Newcastle upon Tyne Polytechnic, United Kingdom.

Harry Travis (age 68) has been a director of iCoreConnect since January 2023. Mr. Travis has been president of The Travis Group, a pharmacy and health care consulting firm since June 2022, prior to which he was the Senior Vice President Member Service Operations for CVS Caremark where he over saw 30,000 employees and help manage over 200 plus insurance plans. Prior to this role, Mr. Travis was also the President and CEO of eTectRx a company specializing in medical adherence through microchip pill technology. Mr. Travis holds a BS in Pharmacy from the University of Pittsburgh, School of Pharmacy and an MBA from The Darden School at the University of Virginia.

Kevin McDermott (age 57) has been a director of iCoreConnect since January 2023. Mr. McDermott has been with SAP North America for over 20 years and has held various roles throughout his tenure including Director of Software Sales North America, Vice President of Sales and he currently the Head of Channel Sales.

Named Executive Officers

The following table sets forth the names and ages of each of our Named Executive Officers (NEO).

NAME	AGE	POSITION
Robert P McDermott	55	President, Chief Executive Officer and Director
David Fidanza	60	Chief Information Officer
Muralidar Chakravarthi	43	Chief Technology Officer
Jeffrey Stellinga	53	Chief Operating Officer
Archit Shah	47	Chief Financial Officer

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

Corporate Governance

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

Audit Committee

Our Audit Committee is composed of three directors. The current members are Harry Travis, Kevin McDermott and Paul Jackson. Our Board has determined that Paul Jackson is an “Audit Committee Financial Expert,” as defined by the SEC rules.

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

Nominating and Governance Committee

Our Nominating and Governance Committee is composed of two directors. The current members are Paul Jackson and Jeffrey Stellinga.

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

Compensation Committee

Our Compensation Committee is composed of three directors. The current members are Kevin McDermott (Chair), Paul Jackson and Harry Travis. Our Compensation Committee held discussion in connection with the regular Board of Director meetings held during 2022.

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

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders.  Any such nominations, together with appropriate biographical information, should be submitted to the Secretary of the Company (the “Corporate Secretary”) in the manner discussed below.  Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition.  However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters.  Our Nominating and Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Nominating and Governance Committee to the full Board for consideration.  The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to our Board of Directors at any annual meeting at which the Board has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Corporate Secretary, providing the candidates name, biographical data and other relevant information together with a consent from the nominee.  The submission must comply with our Bylaws and must be received at our principal executive offices 120 days prior to the anniversary date of the mailing date of our previous year’s proxy statement so as to permit the Board of Directors time to evaluate the qualifications of the nominee.

We have not employed an executive search firm, or paid a fee to any other third party, to locate qualified candidates for director positions.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs.

	Year	Salary	Stock Awards (1) (2)	Options Awards (1)(2)	All other compensation (3)	Total

Robert McDermott	2022	$270,417	$396,050	559,377	$308,562	$1,534,406
Chief Executive Officer and President	2021	$289,250	$176,160	23,307	$266,872	$755,589

David Fidanza	2022	$165,481	$22,250	93,230	$9,000	289,961
Chief Information Officer	2021	$150,625	$-	3,885	$9,375	163,885

Muralidar Chakravarthi	2022	$165,481	$22,250	93,230	$9,000	$289,961
Chief Technology Officer	2021	$131,458	$-	3,885	$6,000	$141,343

Jeffrey Stellinga	2022	$150,313	$40,050	82,871	$9,000	$282,234
Chief Operating Officer	2021	$125,000	$-	3,453	$6,000	$134,453

Archit Shah	2022	$235,625	$-	115,200	$6,000	$356,825
Chief Financial Officer	2021	$74,072	$-	38,400	$2,000	$114,472

Notes:

1.

Represents the aggregate grant date fair value of the shares of the Company’s Common Stock or options awarded as determined under Financial Accounting Standards Board Accounting Standards Codification Topic No. 718-20, Awards Classified as Equity. For information, regarding the valuation of these awards, including assumptions, refer to Note 4 to the Company's Financial Statements as a part of this filing.

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

Employment Agreements with Named Executive Officers

On December 16, 2021, Robert McDermott, the President, and Chief Executive Officer of the Company, entered into an employment agreement with the Company pursuant to which the Company employed Mr. McDermott for a term of three years. Mr. McDermott received a starting annual base salary of $295,000 per annum which increased to $317,500 per annum on December 16, 2022 and will increase to $348,000 per annum on December 31, 2023. In addition, Mr. McDermott is eligible to receive incentive bonus compensation pursuant to an executive bonus plan approved by the Board of Directors or the Compensation Committee of the Board of Directors of up to 30% of base salary. Mr. McDermott was awarded an option to purchase 18,000,000 shares of the Company’s Common Stock of which 25% (4,500,000 shares) vest on December 16, 2022, another 25% (4,500,000 shares) vest on December 16, 2023, another 25% (4,500-,000 shares) vest on December 16, 2024, and the remaining 25% (4,500,000 shares) vest on December 16, 2025. In the event of termination of Mr. McDermott’s employment due to a change in control, by reason of his death or disability or by the Company without cause, his stock options that have not already vested will fully vest on the date of termination and any restrictions on any restricted stock owned by Mr. McDermott shall be lifted. Further, in the event of the termination of Mr. McDermott’s employment (i) due to a change in control Mr. McDermott will continue to receive his base salary and his annual bonus computed at 100% of his base salary for the 24 month period following the date of termination, (ii) due to death or disability Mr. McDermott or his estate will continue to receive his base salary during the six month period following the date of termination and (iii) by the Company without cause Mr. McDermott will continue to receive his base salary for the 18 month period following the date of termination or through the end of the employment period, whichever is longer. For the year ended December 31, 2022, Mr. McDermott received an award of 4,000,000 restricted shares in early 2023 which has been reflected in compensation expense in the accompanying 2022 Statements of Operations. For the year ended December 31, 2021, Mr. McDermott received an award of 1,600,000 restricted shares in early 2022 which has been reflected in compensation expense in the accompanying 2021 Statements of Operations.

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

Outstanding Equity Awards

As of December 31, 2022, our NEOs had the following outstanding options:

Option Awards
Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Robert McDermott	12/16/2021	4,500,000	(1)	13,500,000	(1)	$0.124306	12/14/2031

David Fidanza	9/1/2017	180,000		-		$0.03	9/1/2028
	10/1/2018	300,000		-		$0.25	10/2/2028
	12/16/2021	750,000	(1)	2,250,000	(1)	$0.124306	12/14/2031

Jeffery Stellinga	12/16/2021	666,667	(2)	1,333,333	(2)	$0.124306	12/14/2031

Murali Chakravarthi	9/1/2017	200,000		-		$0.03	9/1/2028
	11/1/2018	300,000		-		$0.25	11/1/2028
	12/16/2021	750,000	(1)	2,250,000	(1)	$0.124306	12/14/2031

Archit Shah	9/7/2021	960,000	(2)	1,920,000	(2)	$0.128165	9/5/2031

(1) The shares underlying the options vest in equal annual installments over a four-year period (i.e., one-quarter of each grant vests on the first, second, third, and fourth anniversary of the grant date).

(2) The shares underlying the options vest in equal annual installments over a three-year period (i.e., one-third of each grant vests on the first, second, and third anniversary of the grant date).

Compensation of Directors

Our directors are entitled to such compensation for their services as the Board may from time to time determine, and reimbursements for their reasonable expenses incurred in attending meetings of directors.

The following table shows for the fiscal year ended December 31, 2022 certain information with respect to the compensation of our non-employee directors:

Name	Stock Awards ($) (1)	Total ($)
Paul Jackson	$17,800	$17,800
JD Smith (2)	-	-
Robert DeSanti	$17,800	$17,800
John Schneller	$17,800	$17,800

(1) Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the director. As of December 31, 2022, the aggregate number of stock awards outstanding held by our non-employee directors were: Mr. Jackson  – 275,000 shares; Mr. Smith – 225,000 shares; Mr. DeSanti – 425,000 shares; and Mr. Schneller  – 375,000 shares. None of our non-employee directors held options as of December 31, 2022.

(2) Mr. Smith resigned on December 27, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 15, 2023 (except where otherwise noted) based on a review of information filed with the SEC and our records with respect to (i) each person known to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all our directors and named executive officers as a group.

	Number of Shares Beneficially Owned		Percent of Shares Beneficially Owned*
Executives Officers and Directors
Robert P. McDermott	37,006,229	(1)	17.4%
Jeffrey W Stellinga	11,555,228	(2)	5.9%
David Fidanza	4,489,862	(3)	2.3%
Muralidar Chakravarthi	4,190,753	(4)	2.1
Archit Shah	2,945,250	(5)	1.5%
Paul Jackson	1,075,000	(6)	0.6%
Harry Travis	187,500	(7)	0.1%
Kevin McDermott	100,000	(8)	0%
All executive officers and directors as a group (8 persons)	61,549,822		31.9%

Shareholders greater than 5%
Robert A DeSanti	12,301,320	(9)	6.4
%All shareholders greater than 5%	12,301,320		6.4%

Notes:

* Calculated on the basis of 193,127,726 shares of Common Stock outstanding on March 13, 2023. Pursuant to the regulations of the SEC, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares. Each person is deemed to be the beneficial owner of securities which may be acquired through the exercise of options, warrants, and other rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person.

1.

Consists of 13,236,389 restricted shares of Common Stock owned directly by Mr. McDermott, 318,701 shares owned by KRB Leasing, Inc. controlled by Mr. McDermott, 18,700,000 shares issuable upon exercise of options, 23,625 common stock warrants issuable upon exercise and 1,000,000 shares issuable upon conversion of convertible note.

2.	Consists of 9,536,415 restricted shares of Common Stock owned by Mr. Stellinga and 2,000,000 shares issuable upon exercise of options and 18,813 common stock warrants issuable upon exercise

3.	Consists of 1,309,862 restricted shares of Common Stock owned by Mr. Fidanza and 3,300,000 shares issuable upon exercise of options.

4.	Consists of 990,753 restricted shares of Common Stock owned by Mr. Chakravarthi and 3,300,000 shares issuable upon exercise of options.

5.	Consists of 65,250 restricted shares of Common Stock owned directly by Mr. Shah and 2,880,000 shares issuable upon exercise of options.

6.	Consists of 1,075,000 restricted shares of Common Stock owned by Mr. Jackson

7.	Consists of 187,500 restricted shares of Common Stock owned by Mr. Travis

8.	Consists of 100,000 restricted shares of Common Stock owned by Mr. McDermott

9.	Consists of 11,761,149 restricted shares of Common Stock owned by Mr. Robert DeSanti

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	43,227,438	$0.15	-
Equity compensation plans not approved by security holders	-	$-	–

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our shareholder approved equity plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the year ended December 31, 2022 the Company repaid a Note Payable with its Chief Executive Officer in the amount of $497,309 including accrued interest and outstanding principal. Subsequent to this payment the Company also issued a Note Payable in the amount of $55,000 and issued warrants of 9,625 in relation to this note as well as a Convertible Promissory Note in the amount of $80,000 convertible at $0.08 to its Chief Executive Officer. In addition, the Company issued a Note Payable to its Chief Operating Officer in the amount to $100,000 that matured and was reissued for $107,500. The Company also incurred $55,000 in relation to consulting fees from one of its independent directors.

For the year ended December 31, 2021, the Company repaid a Note Payable with its Chief Executive Officer in the amount of $63,216 accrued interest and outstanding principal.

The Company has issued 23,625 common stock warrants to its Chief Executive Officer and 18,813 common stock warrants to its Chief Operating Officer in conjunction with issuances of the above promissory notes.

Except as set forth above, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, or holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

We currently act with five directors consisting of Robert P. McDermott, Jeffrey W. Stellinga, Paul Jackson, Harry Travis and Kevin McDermott. Our Common Stock is quoted on the OTCQB, which does not impose any director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the Company has accepted or compensation in excess of $120,000 doing any period of 12 consecutive months within the prior 5 years other than, among other reasons, for Board or Board Committee Service. Using the NASDAQ definition of an independent director, we have two independent directors, Harry Travis and Paul Jackson. . Kevin McDermott is related to Robert McDermott and our Board does not consider Kevin McDermott to be independent.

Item 14. Principal Accounting Fees and Services

Dismissal of BF Borgers CPA PC

On December 15, 2021, the Company dismissed BF Borgers CPA PC as our independent registered public accounting firm. The decision to change accountants was approved by our Audit Committee. BF Borgers CPA PC reports on our financial statements for the past fiscal year did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of BF Borgers CPA PC on our financial statements for fiscal year 2020 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern.

During our fiscal year ended December 31, 2021 (i) there were no disagreements with BF Borgers CPA PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers CPA PC’s satisfaction, would have caused BF Borgers CPA PC to make reference to the subject matter of such disagreements in its reports on our financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of Marcum LLP

On December 15, 2021, the Company, upon the Audit Committee’s approval, engaged the services of Marcum LLP as the Company’s new independent registered public accounting firm to audit the Company’s financial statements as of December 31, 2021 and for the year then ended.

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

Cost of Fees and Services

During fiscal years December 31, 2022 and 2021, the Company’s independent registered public accounting firms, rendered services to the Company for the following fees:

	2022	2021
Audit Fees	$195,700	$182,900
Tax Fees	17,510
Total	$213,210	$182,900

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
2.1**

Merger Agreement and Plan of Reorganization, dated as of January 5, 2023 by and among FG Merger Corp., FG Merger Sub Inc. and iCoreConnect Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 6, 2023)

3.1

Certificate of Amended and Restated Articles of Incorporation of iMedicor, Inc. filed with the Secretary of State of the State of Nevada on June 29, 2017, effective June 30, 2017, changing the name of iMedicor, Inc. to iCoreConnect Inc. (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

3.2	Amended and Restated By-Laws of the Company as amended and restated on December 21, 2021.
4.1*	Description of Securities
4.2	Common Stock Purchase Warrant between iCoreConnect Inc. and Jeffrey Stellinga dated November 28, 2022
4.3	Common Stock Purchase Warrant between iCoreConnect Inc. and Robert McDermott dated December 15, 2022
10.1

Stock Purchase Agreement dated as of January 19, 2018 among iCoreConnect Inc. and Christopher L. Elley and Cile L. Spelce, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

10.2	Asset Purchase Agreement dated as of April 30, 2019 between iCoreConnect Inc. and ClariCare Inc., (incorporated by reference to the Company's Current Report on Form 8-K filed on May 2, 2019).
10.3

Asset Purchase Agreement dated as of January 3, 2020 between iCoreConnect Inc. and Computer Plumber, LLC, a North Carolina limited liability company doing business as TrinIT (incorporated by reference to the Company’s Registration Report Form 10Q filed on May 17, 2021).

10.4	Asset Purchase Agreement dated as of April 23, 2021 between iCoreConnect Inc. and Heyns Unlimited, LLC (incorporated by reference to the Company’s Registration Report Form 10Q filed on May 17, 2021)
10.5	Asset Purchase Agreement dated as of May 31, 2021 between iCoreConnect Inc. and BCS Tech Center, Inc. (incorporated by reference to the Company’s Registration Report Form 10Q filed on August 23, 2021)
10.6	Asset Purchase Agreement dated as of September 1, 2021 between iCoreConncect Inc. and Spectrum Technology Solutions, LLC
10.7	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and Robert McDermott
10.8	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and David Fidanza
10.9	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and Jeffrey Stellinga
10.11	Executive Employment Agreement dated as of December 16, 2021 between iCoreConnect, Inc. and Muralidar Chakravarthi
10.12	Executive Employment Agreement dated as of August 7, 2021 between iCoreConnect, Inc. and Archit Shah
10.13	iCoreConnect Inc. 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
10.14	Form of Restricted Stock Award Agreement under the 2016 Long-Term Incentive Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
10.15	iCoreConnect Inc. 2016 Incentive Bonus Compensation Plan, (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).
10.16

Lease Agreement dated October 17, 2017 between iCoreConnect Inc. and Lake Butler Plaza Properties, LLC., (incorporated by reference to the Company’s Registration Report on Form 10/A filed on August 17, 2018).

10.17	Amended Lease Agreement dated October 26, 2020 between iCoreConnect Inc. and Lake Butler Plaza Properties, LC.
10.18	Lease Agreement for iCoreConnect Inc. and 2 One 2 of Concord, LLC dated July 14, 2020. (incorporated by reference to the Company’s Registration Report on Form 10-Q filed May 17, 2021)
10.19

Lease extension dated September 10, 2021 between iCoreConnect Inc and Lake Butler Plaza Properties LLC (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)

10.20	Lease Agreement dated September 22, 2021 between iCoreConnect Inc and Four Two Nine, Inc. (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)
10.21	Promissory Note between iCoreConnect Inc. and Robert McDermott, dated March 18, 2021. (incorporated by reference to the Company’s Registration Report on Form 10-Q filed May 17, 2021)
10.22

Small Business Administration PPP Loan between iCoreConnect Inc. and Fairwinds Credit Union dated May 6, 2020 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed May 17, 2021)

10.23	Promissory Note between iCoreConnect Inc. and Robert McDermott, dated March 18, 2021. (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)
10.24	Secured Promissory Note dated February 28, 2022 for $2,000,000 at 17.5% interest to be repaid with six months of interest only and 42 months of principle and interest
10.25	Fifth Amendment between iCoreConnect Inc. and United Healthcare Services Inc. dated December 16, 2019 (incorporated by reference to the Company’s Registration Report on Form 10-K filed March 27, 2020)
10.26	Lease Agreement for iCoreConnect Inc. and Los Arcos Professional Center LLC dated May 12th, 2021. (incorporated by reference to the Company’s Registration Report on Form 10Q/A filed November 15, 2021)
10.27	Promissory Note between iCoreConnect Inc. and Lucas Ventures, LLC dated August 31, 2021
10.28	Promissory Note between iCoreConnect Inc. and LGH Investments, LLC dated August 31, 2021
10.29	Promissory Note between iCoreConnect Inc. and Gary Boyer dated April 15, 2022 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed August 12, 2022)
10.30	Promissory Note between iCoreConnect Inc. and Steve Wubker dated April 21, 2022 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed August 12, 2022)
10.31	Promissory Note between iCoreConnect Inc. and Jeffrey Stellinga dated June 1, 2022 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed August 12, 2022)
10.32	Promissory Note between iCoreConnect Inc. and Gary Boyer dated July 29, 2022 (incorporated by reference to the Company’s Registration Report on Form 8K filed August 3, 2022)
10.33	Promissory Note between iCoreConnect Inc. and Gary Boyer dated August 5, 2022 (incorporated by reference to the Company’s Registration Report on Form 8K filed August 8, 2022)
10.34	Promissory Note between iCoreConnect Inc. and Gary Boyer dated August 18, 2022 (incorporated by reference to the Company’s Registration Report on Form 8K filed August 19, 2022)
10.35	Promissory Note between iCoreConnect Inc. and Gary Boyer dated November 15, 2022
10.36	Promissory Note between iCoreConnect Inc. and Steve Wubker dated October 21, 2022
10.37	Promissory Note between iCoreConnect Inc. and Jeffrey Stellinga dated November 27, 2022
10.38	Promissory Note between iCoreConnect Inc. and Robert McDermott dated December 15, 2022
10.39	Convertible Note between iCoreConnect Inc. and Robert McDermott dated December 15, 2022
10.40	Convertible Secured Promissory Note between iCoreConnect Inc. and FG Financial Group, Inc. dated March 15, 2023
31.1*	CEO Certification pursuant to rule 13a-14(a)
31.2*	CFO Certification pursuant to rule 13a-14(a)
32.1*	CEO Sarbanes Oxley certification
32.2*	CFO Sarbanes Oxley certification

_________________

* Filed herewith.

** Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). FGMC agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

+ Management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer	March 22, 2023
(Principal Executive Officer)
/s/ Archit Shah
Archit Shah	Chief Financial and Accounting Officer	March 22, 2023
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert P McDermott
Robert P McDermott	Director	March 22, 2023

/s/ Jeff Stellinga
Jeff Stellinga	Director	March 22, 2023

/s/ Harry Travis
Harry Travis	Director	March 22, 2023

/s/ Paul Jackson
Paul Jackson	Director	March 22, 2023

/s/ Kevin McDermott
Kevin McDermott	Director	March 22, 2023

