Form 10-Q/A
period 2022-09-30
iCoreConnect Inc.
filed 2023-06-16
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No 1 to Form 10-Q)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we.” “us,” the “Company” or “our company” are to iCoreConnect, Inc. unless otherwise indicated.

This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) amends the Form 10- Q of iCoreConnect Inc for the three months ended September 30, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Filing”).

On May 18, 2023 the Company determined that it not had not properly accounted for certain warrants issued by the Company in 2021 with provisions (the “down round provisions”) that required the lowering of the exercise price of the warrant and a proportionate increase in the number of shares underlying the warrants upon the issuance of new securities at a price per shares that is lower than the exercise price of the original warrant. The Company did not properly account for such down round provisions when the criteria for revaluation was met. The down round provisions required the Company to record a non-cash charge for the incremental fair value of the additional shares to be issued upon the occurrence of the triggering event, which is $443,367 for the three months ended September 30, 2021 and is recorded as a Dividend to Common Stockholders. The following items have been amended to reflect the restatement:

Part 1, Item 1. Financial Statements

Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part 1, Item 4. Control and Procedures

Part II, Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company is also including with this Amended Quarterly Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1 and 32.1).

Except as discussed above and as further described in Note 2 in the Notes to Condensed Financial Statements, the Company has not modified or updated disclosures presented in this Amended Quarterly Report. Accordingly, the Amended Quarterly Report does not reflect events occurring after the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Quarterly Report. As a result of the restatement, the Company has concluded there was a material weakness in its internal control over financial reporting as of September 30, 2021, and its disclosure controls and procedures were not effective. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.

iCoreConnect Inc.

FORM 10-Q/A QUARTERLY REPORT

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

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF OPERATIONS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
		(As Restated)[1]		(As Restated)[1]
Revenue	$1,888,768	$1,365,112	$5,943,818	$3,050,488
Cost of sales	517,660	420,915	1,773,173	928,675
Gross profit	1,371,108	944,197	4,170,645	2,121,813

Expenses
Selling, general and administrative	2,151,651	1,342,531	6,445,585	3,202,789
Depreciation and amortization	286,622	350,957	1,000,722	854,368
Total operating expenses	2,438,273	1,693,488	7,446,307	4,057,157
Loss from operations	(1,067,165)	(749,291)	(3,275,662)	(1,935,344)

Other income (expense)
Interest expense	(216,523)	(97,551)	(561,395)	(357,873)
Finance charges	(14,888)	(232,189)	(400,888)	(1,513,366)
Other income (expense)	(103,400)	(26,732)	(193,393)	304,672
Total other expense, net	(334,811)	(356,472)	(1,155,676)	(1,566,567)

Net loss	$(1,401,976)	$(1,105,763)	$(4,431,338)	$(3,501,911)

Dividend to Common Stockholders	-	(443,367)	-	(443,367)

Net loss attributable to Common Stockholders	$(1,401,976)	(1,549,130)	(4,431,338)	(3,945,278)
Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of shares, basic and diluted	172,409,017	155,351,644	171,947,058	137,519,808

(1)As restated due to the treatment of warrants subject to down round provisions (see Note 2).

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

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	September 30,	September 30,
	2022	2021
		(As Restated)[1]
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,431,338)	$(3,501,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,788	2,832
Amortization expense	983,934	851,537
Origination Fee	400,888	1,513,366
Change in allowance for doubtful accounts	137,676	-
Gain on cancellation of liabilities	-	(331,404)
Stock compensation expense	783,514	113,657
Finance fee	24,958	-
Non-cash interest expense	217,434	102,645
Changes in assets and liabilities:
Accounts receivable	(13,759)	(322,368)
Prepaid expenses	(56,064)	(161,815)
Right of use asset, net of lease liability	26,533	(59,658)
Accounts payable and accrued expenses	238,841	(89,788)
Deferred revenue	(5,096)	(45,055)
NET CASH USED IN OPERATING ACTIVITIES	(1,675,691)	(1,927,962)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Advantech/BCS/STS	-	(3,200,022)
Additions to capitalized software	(200,947)	(183,863)
Purchases of capital assets	-	(9,154)
NET CASH USED IN INVESTING ACTIVITIES	(200,947)	(3,393,039)

FINANCING ACTIVITES
Net proceeds from debt	3,450,000	3,300,881
Payments on debt	(1,809,713)	(875,887)
Proceeds from issuance of common stock	350,000	3,587,563
Purchase of common stock warrants	(45,000)	-
Stock issued for conversion of convertible debt	22,387	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,967,674	6,012,557

NET CHANGE IN CASH	91,036	691,556
CASH AT BEGINNING OF THE PERIOD	71,807	7,619
CASH AT END OF THE PERIOD	$162,843	$699,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$529,325	$233,465
Stock issued for acquisitions	$-	$500,250
Stock issued for conversion of accounts payable	$-	$(7,266)
Dividend to Common Stockholders	$-	$433,367

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 18, 2023 the Company determined that it not had not properly accounted for certain warrants issued by the Company in 2021 with provisions (the “down round provisions”) that required the lowering of the exercise price of the warrant and a proportionate increase in the number of shares underlying the warrants upon the issuance of new securities at a price per shares that is lower than the exercise price of the original warrant as per ASU 2017-11. The Company did not properly account for such down round provisions when the criteria for revaluation was met. The down round provisions require the Company to record a non-cash charge for the incremental fair value of the additional shares to be issued upon the occurrence of the triggering event which is $443,367 for the three months ended September 30, 2021 and $814,552 for the year ended December 31, 2021.

The Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), after discussion with Company  legal advisors, concluded that it is appropriate to restate the Company’s previously issued: (i) audited financial statements as of December 31, 2022 and 2021, which were included in the Company’s Annual Reports on Form 10-K, originally filed with the SEC on March 23, 2023, respectively, and (ii) unaudited financial statements for the quarters ended September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, which were included in the Company’s Quarterly Reports on Form 10-Q, originally filed with the SEC on November 15, 2021, May 12, 2022, August 12, 2022, and November 14, 2022, respectively (the “Impacted Filings”). Considering such restatements, the Company concluded that the financial statements included in the Impacted Filings should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results included in the Impacted Filings should no longer be relied upon.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	3 months September 30, 2021			9 months September 30, 2021

	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Net loss	$(1,105,763)	$-	$(1,105,763)	$(3,501,911)	$-	$(3,501,911)

Dividend to Common Stockholders	-	(443,367)	(443,367)	-	(443,367)	(443,367)

Net loss attributable to Common Stockholders	$(1,105,763)	$(443,367)	$(1,549,130)	$(3,501,911)	$(443,367)	$(3,945,278)
Net loss per share available to common stockholders, basic and diluted	$(0.01)	$-	$(0.01)	$(0.03)	$-	$(0.03)
Net income per diluted share available to common stockholders
Weighted average number of shares, basic and diluted	155,351,644		155,351,644	137,519,808		137,519,808

	As Reported	Additional Warrants	As Restated
September 30, 2021	10,600,000	6,500,000	17,100,000
September 30, 2022	10,950,000	8,750,000	19,700,000

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

4. NOTES PAYABLE (As Restated)

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

14

1.

In April 2021, the Company signed a $150,000 convertible promissory note and a $250,000 convertible promissory note with two separate entities controlled by the same party. These notes have a maturity date twelve months after issuance and received in exchange $150,000 and $250,000 from these two finance companies (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The notes are convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has a right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holders collectively 780,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common Stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares.  In August 2021 the down round provision in the Warrant Agreement was triggered resulting inan additional 3,250,000 warrants being issued and the strike price repriced to $0.10 for all 5,850,000 warrants. At Maturity these notes were renegotiated and extended to July 31, 2022, under the same terms and conditions. These Notes were fully paid in July 2022.

2.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000 from a second finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares.  In August 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 3,250,000 warrants being issued and the strike price repriced to $0.10 for all 5,850,000 warrants. At Maturity this note was renegotiated and term extended to June 2023 for an additional principal consideration of $55,400 under the same interest rate and conditions as the matured note.

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

15

6.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from existing finance companies in April 2021 (the “Investor” or “Holder”). An interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share. In December 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 2,250,000 warrants being issued and the strike price repriced to $0.10 for all 3,750,000 warrants.

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

5. COMMON STOCK (As Restated)

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

Warrants

The Company typically issues warrants to individual investors and institutions to purchase shares of the Company’s Common Stock in connection with public and private placement fundraising activities. Warrants may also be issued to individuals or companies in exchange for services provided for the Company. The warrants are typically exercisable nine months after the issue date, expire in five years, and contain a cash exercise provision and registration rights. 19,350,000 warrants also include down round provisions that required the lowering of the exercise price of the warrant and a proportionate increase in the number of shares underlying the warrants upon the issuance of new securities at a price per shares that is lower than the exercise price of the original warrant. The down round lowest is triggered at a price that is lower than $0.10 for any equity instrument issued.

In April, May and August of 2021, in connection with the issuance of the Company’s Convertible Promissory Notes and Promissory Notes, the Company issued warrants to purchase the Company’s Common Stock. These warrants were designated Common Stock Warrants with an initial term of 5 years and an exercise prices of $0.20 and $0.25. The Company may not effect, and a holder will not be entitled to, convert the Common Stock Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99%. These warrants also include down round provisions that required the lowering of the exercise price of the warrant and a proportionate increase in the number of shares underlying the warrants upon the issuance of new securities at a price per shares that is lower than the exercise price of the original warrant. The down round lowest is triggered at a price that is lower than $0.10 per equity instrument for 3,900,000 warrants, $0.20 per equity instrument for 2,600,000 warrants and $0.25 per equity instrument for 4,100,000 warrants. The Company issued common stock in August 2021 at a price of $0.10 thereby affecting the down round provision on the 6,700,000 warrants. As such the Company has recorded a charge of $443,367 as a Dividend to Common Stockholders reflecting the increase in value of shares to be received by the warrant holder along with an increase in 6,500,000 warrants issuable to these holders at a new exercise price of $0.10.

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

As of September 30, 2021, the number of shares issuable upon exercise of the Common Stock Warrants were 17,100,000 shares.

Type	Issue Date	Shares	Exercise Price	Expiration

Investors	4/19/2021	5,850,000	$0.10	4/19/2026
Investors	4/22/2021	5,850,000	$0.10	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	1,500,000	$0.25	8/31/2026
Total		17,100,000

As of September 30, 2022, the number of shares issuable upon exercise of the Common Stock Warrants were 19,700,000 shares.

Type	Issue Date	Shares	Exercise Price	Expiration
Investors	4/19/2021	5,850,000	$0.10	4/19/2026
Investors	4/22/2021	5,850,000	$0.10	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	3,750,000	$0.10	8/31/2026
Investors	7/29/2022	87,500	$0.20	7/28/2027
Investors	7/29/2022	87,500	$0.25	7/28/2027
Investors	8/5/2022	43,750	$0.20	8/4/2027
Investors	8/5/2022	43,750	$0.25	8/4/2027
Investors	8/19/2022	43,750	$0.20	8/18/2027
Investors	8/19/2022	43,750	$0.25	8/18/2027
Total		19,700,000

Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	-,	$-	-	$-
Granted	10,600,000	0.23	4.63	-
Additions due to Down Round features	6,500,000	0.10	4.63	753,616
Forfeited/expired	-	$-
Outstanding – September 30, 2021	17,100,000	$0.14	4.63	$753,616

Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	19,350,000	$0.13	4.40	$1,307,330
Granted	350,000	0.23	4.90	23,753
Forfeited/expired	-	$-
Outstanding – September 30, 2022	19,700,000	$0.13	3.69	$1,331,083

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS

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

7. COMMITMENTS AND CONTINGENCIES

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

(B) LITIGATION

On August 18, 2021, the Company received a Notice of Disposition of Collateral under section 9-611 of the Uniform Commercial Code (“UCC”) (Arizona Revised Statutes 47-611) purporting to set a foreclosure sale, under the UCC, of the Company’s assets that were previously pledged as security to a Lender. On August 24, 2021, the Company received a Default Notice from the Lender asserting that the Company was obligated to pay $863,274. 2009 . 285,784, 2021 1, 2016. .

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

10. RELATED PARTY TRANSACTIONS

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

11. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q/A, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2022 and under the heading entitled “Going Concern” in the “Notes to Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q/A. The financial statements for the quarter ended September 31, 2021 were restated to reflect the triggering events of the down round provisions of certain warrants. Our actual results could differ materially from those indicated in such forward-looking statements because of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q/A to conform these statements to actual results, other than to comply with the federal securities laws.

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

Results of Operations - Three and Nine Month Period Ended September 30, 2022, Compared to Three and Nine Month Period Ended September 30, 2021

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

Three Month Period Ended September 30, 2022, Compared to the Three Month Period Ended September 30, 2021

	Three Months Ended
	September 30, 2022	September 30, 2021	% Incr/(Decr)
		As Restated
Revenue	$1,888,768	$1,365,112	38%
Cost of sales	517,660	420,915	23%
Gross profit	1,371,108	944,197

Expenses
Selling, general and administrative	2,151,651	1,342,531	60%
Depreciation and amortization	286,622	350,957	(18)%
Total operating expenses	2,438,273	1,693,488
Loss from operations	(1,067,165)	(749,291)

Other expense
Interest expense	(216,523)	(97,551)	122%
Financing fee	(14,888)	(232,189)	(94)%
Other income (expense)	(103,400)	(26,732)	287%
Total other expense	(334,811)	(356,472)	(6)%

Net loss	$(1,401,976)	$(1,105,763)	27%

Dividend to Common Stockholders	-	(443,367)	100%

Net loss attributable to Common Stockholders	$(1,401,976)	$(1,549,130)	9%

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

Dividend to Common Stockholders. Dividend to Common Stockholders for the three months ended September 30, 2022 and 2021 were nil and $443,367, respectively and represent the incremental value for warrants that had down round pricing and unit adjustments in the respective reporting period.

Nine Month Period Ended September 30, 2022, Compared to Nine Month Period Ended June 30, 2021

	Nine Months Ended
	September 30, 2022	September 30, 2021	% Incr/(Decr)
		As Restated
Revenue	$5,943,818	$3,050,488	95%
Cost of sales	1,773,173	928,675	91%
Gross profit	4,170,645	2,121,813

Expenses
Selling, general and administrative	6,445,585	3,202,789	101%
Depreciation and amortization	1,000,722	854,368	17%
Total operating expenses	7,446,307	4,057,157
Loss from operations	(3,275,662)	(1,935,344)

Other expense
Interest expense	(561,395)	(357,873)	57%
Financing fee	(400,888)	(1,513,366)	(74)%
Other income (expense)	(193,393)	304,672	(163)%
Total other expense	(1,155,676)	(1,566,567)	(26)%

Net loss	$(4,431,338)	$(3,501,911)	27%

Dividend to Common Stockholders	-	(443,367)	100%

Net loss attributable to Common Stockholders	$(4,431,338)	$(3,945,278)	12%

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

Dividend to Common Stockholders. Dividend to Common Stockholders for the nine months ended September 30, 2022 and 2021 were nil and $443,367, respectively and represent the incremental value for warrants that had down round pricing and unit adjustments in the respective reporting period.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES (As Restated)

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness related to the Company’s accounting for complex financial instruments and the material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. In addition, management has further identified deficiencies within its corporate governance practices, as the Company did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS (As Restated)

Exhibit No	Description

4.1	Promissory Note dated July 29, 2022 (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 3, 2022)

4.2	Common Stock Purchase Warrant dated July 29, 2022 (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 3, 2022)

4.3	Promissory Note dated August 5, 2022 (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 8, 2022)

4.4	Common Stock Purchase Warrant dated August 5, 2022 (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 8, 2022)

4.5	Promissory Note dated August 18, 2022 (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 19, 2022)

4.6	Common Stock Purchase Warrant dated August 18, 2022 (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 19, 2022)

10.1	Subordination Agreement dated July 29, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 3, 2022)

10.2	Subordination Agreement dated August 5, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 8, 2022)

10.3	Subordination Agreement dated August 18, 2022 (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 19, 2022)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (As Restated)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (As Restated)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (As Restated)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (As Restated)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

iCoreConnect, Inc. (Registrant)

Date: June 16, 2023	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: June 16, 2023	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

