Form 10-K/A
period 2022-12-31
iCoreConnect Inc.
filed 2023-06-16
CIK 1408057

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

On May 18, 2023, iCoreConnect, Inc. (“the Company”) management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), after discussion with Company legal advisors, concluded that it is appropriate to restate the Company’s previously issued: (i) audited financial statements as of December 31, 2021 and 2022, which were included in the Company’s Annual Reports on Form 10-K, originally filed with the SEC on March 23, 2023, respectively, and (ii) unaudited financial statements for the quarters ended September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, which were included in the Company’s Quarterly Reports on Form 10-Q, originally filed with the SEC on November 15, 2021, May 12, 2022, August 12, 2022, and November 14, 2022, respectively (the “Impacted Filings”).

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

Restatement Background

The restatements are related to the accounting treatment of certain warrants issued by the Company in 2021 with provisions (the “down round provisions”) that required the lowering of the exercise price of the warrant and a proportionate increase in the number of shares underlying the warrants upon the issuance of new securities at a price per shares that is lower than the exercise price of the original warrant. The Company did not properly account for such down round provisions when the criteria for revaluation was met. The down round provisions require the Company to record a non-cash charge for the incremental fair value of the additional shares to be issued upon the occurrence of the triggering event. The Company applied ASU 2017- 11 Simplifying Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity (“ASU 201-11”) to determine the proper accounting for the errors. The incremental charges were recorded as a Dividend to Common Stockholders which increased the Net Loss Attributable to Common Stockholders and the Net Loss per share, basic and diluted. The errors and the required restatement had an effect on the Company’s net income and earnings per share in the Statement of Operations for the years ended December 31, 2022 and 2021 reporting date and had no impact on the Company’s Balance Sheets, Statement of Changes in Shareholders’ Equity (Deficit) or Statements of Cash Flows.

Management has previously concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constitute a material weakness as defined in the SEC regulations. As a result of the errors described above, and the need to restate previous filings, management has further identified deficiencies within its corporate governance practices, as the Company did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features.

The Company is filing this Amendment to amend and restate the Original Financial Statement with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A, Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8, Financial Statements and Supplementary Disclosures

Part II, Item 9A, Controls and Procedures

Part IV, Item 15, Exhibits to Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended or the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2)

Except as discussed above and Note 2 in the Notes to Financial Statements, the Company has not modified or updated disclosures presented in the Amended Annual Report. Accordingly, except as set forth above, the Amended Annual Report does not reflect events occurring after the original Annual Report was issued and no modifications have been made to update those disclosures affected by subsequent events. Accordingly, this filing should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

iCoreRx - iCoreRx is a HIPAA compliant electronic prescription SaaS solution that integrates with popular practice management and electronic health record systems. It saves time by selecting exact medications at available doses with built-in support from a drug directory and provides full support for Electronic Prescriptions for Controlled Substances (iCoreEPCS). It protects both the patient and provider by viewing the patient’s complete medication history. It also speeds up the process by allowing the doctor to create a “favorites” list for commonly used medication sets. iCorePDMP is an add-on for iCoreRx that seamlessly integrates with state databases to automate prescription drug monitoring. Providers in many states are required to check the patient’s Prescription Drug Monitoring Program (PDMP) history before prescribing controlled substances. This service provides one-click real-time access to the state databases without the need to manually enter data. This tool also generates patient risk scores and an interactive visualization of usage patterns to help the prescriber identify potential risk factors. The prescriber can then use this report to make decisions on objective insight into potential drug misuse or abuse which will ultimately lead to improved patient safety and better patient outcomes.

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

iCoreHuddle and iCoreHuddle+ - iCoreHuddle is a powerful HIPAA compliant SaaS solution to instantly reveal the revenue potential of each patient. This product is currently limited to dental practices. The service connects to most popular practice management and electronic health record systems to optimize revenue realization. It provides the practice with a dashboard containing various metrics, analytics, and key performance indicators (“KPIs”). iCoreHuddle provides a daily view of patient schedules, including their outstanding balances, unscheduled treatment plans, recall information, procedure information and the amount of remaining insurance benefits. The software also provides one-click access to each patient’s insurance eligibility, including a detailed benefits and deductibles report. This tool aims to increase the workflow efficiency of the dentist’s practice by reducing the number of required lookups and clicks for each patient. iCoreHuddle+ offers enhanced analytical tools for practices to optimize their revenue generation process and workflows.

iCoreCodeGenius - iCoreCodeGenius is a medical coding reference SaaS solution that provides the coding standards for the 10th revision of the International Classification of Diseases and Related Health Problems (ICD-10), a medical classification list published by the World Health Organization (WHO). It contains codes for diseases, signs and symptoms, abnormal findings, complaints, social circumstances, and external causes of injury and diseases.

iCoreCodeGenius includes a full ICD-10 code lookup and guidance, automatic prompting of comorbidities and Hierarchical Condition Category’s (HCC) to aid in obtaining the appropriate reimbursement with a high degree of accuracy, and the ability to reduce or eliminate queries and denials.

iCoreExchange - iCoreExchange provides a secure, HIPAA compliant SaaS email solution using the direct protocol that allows doctors to send and receive secure email with attachments to and from other healthcare professionals in the network. iCoreExchange also provides a secure email mechanism to communicate with users outside the exchange e.g., patients and referrals. Users have the ability to build a community, access other communities and increase referrals and collaboration. Users can email standard office documents, JPEG, PDF as well as patient files with discrete data, which can then be imported and accessed on most Electronic Health Record (EHR) and Practice Management (PM) systems in a HIPAA compliant manner.

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

iCorePay - iCorePay offers a seamless patient payment processing solutions for customers. iCorePay integrates into the practice workflow for payment and revenue cycle tracking.

iCoreSecure -We used our expertise and development capabilities from our HIPAA compliant iCoreExchange and developed iCoreSecure, an encrypted email solution for anyone that needs encrypted email to protect personal and financial data. iCoreSecure is a secure SaaS solution that solves privacy concerns in the insurance, real estate, financial and many other industry sectors that have a need for secure encrypted email.

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

As of December 31, 2022, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective due to a material weakness related to our accounting for complex financial instruments and related to our inability to adequately segregate responsibilities over the financial reporting process. Management has further identified deficiencies within its corporate governance practices, as the Company did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features. In addition, in the future management’s assessment of internal controls over financial reporting and corporate governance may identify additional weaknesses and conditions that need to be addressed or other potential matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over corporate governance, financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Dividend Policy

The Company has otherwise not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future.

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

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated).

The following discussion of our restated financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements included elsewhere in this annual report. The financial statements for the years ended December 31, 2022 and 2021 were restated to reflect the triggering events of the down round provisions of certain warrants. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Cautionary Note Regarding Forward-Looking Statements” included at the beginning of this annual report for additional information.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of December 31, 2022 there is no impairment of the Company’s Goodwill.

Results of Operations

The following table sets forth our selected financial data for the periods indicated below:

	Restated
	For Years Ended
	December 31,	December 31,
	2022	2021
Revenue	$7,987,902	$4,956,552
Cost of sales	2,243,253	1,580,390
Gross profit	5,744,649	3,376,162

Expenses
Selling, general and administrative	9,254,670	5,232,839
Depreciation and amortization	1,292,085	1,430,805
Total operating expenses	10,546,755	6,663,644
Loss from operations	(4,802,106)	(3,287,482)

Other income (expense)
Interest expense	(785,406)	(500,878)
Financing costs	(426,419)	(1,513,366)
Other income (expense)	(65,893)	7,497
PPP loan forgiveness	-	330,047
Total other income (expense)	(1,277,718)	(1,676,700)

Net loss	(6,079,824)	(4,964,182)
Dividends to Common Stockholders	(1,794,704)	(814,552)
Net loss attributable to Common Stockholders	$(7,874,528)	$(5,778,734)

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

Dividends to Common Stockholders. The Company incurred expenses related to the revaluation of certain warrants that contained anti-dilution provisions related to down round financing for total expense of $1,794,704 and $814,552 for2022 and 2021, respectively.

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

	As Restated Twelve Months Ended
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

Item 8. Financial Statements and Supplementary Data (As Restated).

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

Restatement of the 2022 and 2021 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2022 and 2021 have been restated.

Explanatory Paragraph - Going Concern

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

New York, NY

March 22, 2023, except for the effects of the restatement discussed in Notes 2, 4 and 7 - as to which the date is June 16, 2023.

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

The accompanying notes are an integral part of these financial statements

iCoreConnect Inc.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2022	2021
	As Restated[1]	As Restated[1]
Revenue	$7,987,902	$4,956,552
Cost of sales	2,243,253	1,580,390
Gross profit	5,744,649	3,376,162

Expenses
Selling, general and administrative	9,254,670	5,232,839
Depreciation and amortization	1,292,085	1,430,805
Total operating expenses	10,546,755	6,663,644
Loss from operations	(4,802,106)	(3,287,482)

Other income (expense)
Interest expense	(785,406)	(500,878)
Finance charges	(426,419)	(1,513,366)
Other income (expense)	(65,893)	7,497
Gain on cancellation of PPP loan	-	330,047
Total other expense	(1,277,718)	(1,676,700)

Net loss	(6,079,824)	(4,964,182)

Dividends to Common Stockholders	(1,794,704)	(814,552)

Net loss attributable to Common Stockholders	$(7,874,528)	$(5,778,734)

Net loss per share, basic and diluted	$(0.05)	$(0.04)

Weighted average number of shares, basic and diluted	172,123,855	146,726,959

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

The accompanying notes are an integral part of these financial statements

iCoreConnect Inc.

STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2022	2021
	As Restated[1]	As Restated[1]
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,079,824)	$(4,964,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22,521	143,406
Amortization expense	1,269,564	1,287,853
Finance charges	426,419	1,513,366
Forgiveness of PPP loan		(330,047)
Change in allowance for doubtful accounts	261,717	-
Stock compensation expense	1,717,123	331,945
Non-cash interest expense	603,146	106,555
Changes in assets and liabilities:
Accounts receivable	(47,479)	(467,353)
Prepaid expenses and other current assets	(26,420)	(292,183)
Right of use asset, net of lease liability	34,386	(136,659)
Accounts payable and accrued expenses	552,424	(33,560)
Deferred revenue	(6,572)	(55,389)
NET CASH USED IN OPERATING ACTIVITIES	(1,272,995)	(2,896,248)

INVESTING ACTIVITIES
Cash portion of consideration paid to acquire Advantech	-	(1,773,056)
Cash portion of consideration paid to acquire Business Computer Systems	-	(94,880)
Cash portion of consideration paid to acquire Spectrum Technology Solutions	-	(1,350,000)
Purchases of capital assets	(4,153)	(55,027)
Additions to capitalized software	(289,812)	(245,541)
NET CASH USED IN INVESTING ACTIVITIES	(293,965)	(3,518,504)

FINANCING ACTIVITES
Net proceeds from debt	3,585,000	3,261,488
Payments on debt	(2,323,181)	(510,650)
Proceeds from issuance of common stock	450,000	2,776,230
Conversion of convertible debt into common stock	22,387	319,057
Conversion of fees for services payable	-	632,815
Proceeds from exercise of employee stock options	2,100	-
Repurchase of warrants for common stock	(45,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,691,306	6,478,940

NET CHANGE IN CASH	124,346	64,188
CASH AT BEGINNING OF THE PERIOD	71,807	7,619
CASH AT END OF THE PERIOD	$196,153	$71,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$696,355	$-
Stock issued for acquisition of Advantech	$-	$500,000
Stock issued for acquisition of Business Computer Solutions	$-	$25,000
Stock issued for acquisition of Spectrum Technology Solutions	$-	$500,000
Stock issued for conversion of notes payable	$22,387	$63,846
Dividends to Common Stockholders	1,794,704	814,552

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 18, 2023 the Company determined that it not had not properly accounted for certain warrants issued by the Company in 2021 with provisions (the “down round provisions”) that required the lowering of the exercise price of the warrant and a proportionate increase in the number of shares underlying the warrants upon the issuance of new securities at a price per shares that is lower than the exercise price of the original warrant as per ASU 2017-11. The Company did not properly account for such down round provisions when the criteria for revaluation was met. The down round provisions require the Company to record a non-cash charge for the incremental fair value of the additional shares to be issued upon the occurrence of the triggering event which is $1,794,704 and $814,552 for the years ended December 31,2022 and 2021, respectively.

The Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), after discussion with Company legal advisors, concluded that it is appropriate to restate the Company’s previously issued: (i) audited financial statements as of December 31, 2022 and 2021, which were included in the Company’s Annual Reports on Form 10-K, originally filed with the SEC on March 23, 2023, respectively, and (ii) unaudited financial statements for the quarters ended September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, which were included in the Company’s Quarterly Reports on Form 10-Q, originally filed with the SEC on November 15, 2021, May 12, 2022, August 12, 2022, and November 14, 2022, respectively (the “Impacted Filings”). Considering such restatements, the Company concluded that the financial statements included in the Impacted Filings should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results included in the Impacted Filings should no longer be relied upon. The March 31, 2022 and June 30, 2022 interim financial statements included on Form 10-Q are not being restated. The updated totals for warrants outstanding at the end of each of these periods is presented below.  All other information included in the interim financial statements is unchanged.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

Audit Periods

	For the Years Ended
	December 31, 2022			December 31,2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Net loss	$(6,079,824)	$-	$(6,079,824)	$(4,964,182)	$-	$(4,964,182)

Dividend to Common Stockholders	-	(1,794,704)	(1,794,704)	-	(814,552)	(814,552)

Net loss attributable to Common Stockholders	$(6,079,824)	$(1,794,704)	$(7,874,528)	$(4,964,182)	$(814,552)	$(5,778,734)
Net loss per share available to common stockholders, basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.03)	$(0.01)	$(0.04)

Weighted average number of shares, basic and diluted	172,123,855		172,123,855	146,726,959		146,726,959

Quarterly Periods

	As Reported	Additional Warrants Related to Down Round	As Restated
March 31, 2022	10,600,000	8,750,000	19,350,000
June 30, 2022	10,600,000	8,750,000	19,350,000

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Level 1 - Observable inputs that reflect quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market corroborated inputs.

Level 3 - Unobservable inputs for which there is little, if any, market activity for the asset or liability being measured. These inputs may be used with standard pricing models or other valuation or internally-developed methodologies that result in management’s best estimate of fair value.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of December 31, 2022 there is no impairment of the Company’s Goodwill.

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

Stock-Based Compensation

The Company accounts for share-based compensation costs in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires companies to measure the cost of awards of equity instruments, including stock options and restricted stock awards, based on the grant-date fair value of the award and to recognize it as compensation expense over the employee’s requisite service period or the non-employee’s vesting period. An employee’s requisite service period is the period of time over which an employee must provide service in exchange for an award under a share-based payment arrangement and generally is presumed to be the vesting period. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

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

4. COMMON STOCK (As Restated)

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

During the year ended December 31, 2021, the Company issued 19,350,000 Common Stock Warrants in connection with the issuance of the Company’s Convertible Promissory Notes and Promissory Notes. These warrants were designated Common Stock Warrants with an initial term of 5 years and an exercise price of $0.20 and $0.25. The Company may not effect, and a holder will not be entitled to, convert the Common Stock Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99%. These warrants also include down round provisions that required the lowering of the exercise price of the warrant and a proportionate increase in the number of shares underlying the warrants upon the issuance of new securities at a price per shares that is lower than the exercise price of the original warrant. The down round lowest is triggered at a price that is lower than $0.10 per equity instrument for 3,900,000 warrants and $0.25 per equity instrument for 6,700,000 warrants. The Company issued common stock in August 2021 at a price of $0.10 thereby affecting the down round provision on the 6,700,000 warrants. As such the Company has recorded a charge of $443,367 as a Dividend to Common Stockholders reflecting the increase in value of shares to be received by the warrant holders along with an increase in 6,500,000 warrants issuable to these holders at a new exercise price of $0.10. Then in December 2021, the down round was triggered for 1,500,00 warrants with an exercise price of $0.25 as a result of an equity issuance of $0.10 resulting in an additional charge of $371,186 being recorded as a Dividend to Common Stockholders and an additional 2,250,000 warrants being issued to the holder, for a total of 19,350,000 warrants outstanding at December 31, 2021.

During the year ended December 31, 2022, the Company issued 392,438 Common Stock Warrants in connection with issuances of promissory notes, of which 42,438 were issued to related parties. These warrants were designated Common Stock Warrants with an initial term of 5 years and an exercise price of $0.20 and $0.25 and contained now down round provisions. The Company may not effect, and a holder will not be entitled to, convert the Common Stock Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99%. The Company issued convertible debt in December 2022 at a price of $0.08 thereby affecting the down round provision on 19,350,000 warrants with a trigger price that is lower than $0.10 for any equity instrument issued. As such the Company has recorded a charge of 1,794,704 as a Dividend to Common Stockholders reflecting the increase in value of shares to be received by the warrant holder along with an increase in 10,931,250 warrants issuable to these holders for a total of 30,281,250 warrants at a new exercise price of $0.08.

As of December 31, 2021, the number of shares issuable upon exercise of the Common Stock Warrants were 19,350,000 shares.

Type	Issue Date	Shares	Exercise Price	Expiration

Investors	4/19/2021	5,850,000	$0.10	4/19/2026
Investors	4/22/2021	5,850,000	$0.10	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	3,750,000	$0.10	8/31/2026
Total		19,350,000

As of December 31, 2022, the number of shares issuable upon exercise of the Common Stock Warrants were 130,273,688 shares.

Type	Issue Date	Shares	Exercise Price	Expiration

Investors	4/19/2021	7,312,500	$0.08	4/19/2026
Investors	4/22/2021	7,312,500	$0.08	4/22/2026
Investors	4/30/2021	3,656,250	$0.08	4/30/2026
Investors	5/4/2021	3,656,250	$0.08	5/4/2026
Investors	5/19/2021	3,656,250	$0.08	5/19/2026
Investors	8/31/2021	4,687,500	$0.08	8/31/2026
Investors	7/29/2022	87,500	$0.20	7/28/2027
Investors	7/29/2022	87,500	$0.25	7/28/2027
Investors	8/5/2022	43,750	$0.20	8/4/2027
Investors	8/5/2022	43,750	$0.25	8/4/2027
Investors	8/19/2022	43,750	$0.20	8/18/2027
Investors	8/19/2022	43,750	$0.25	8/18/2027
Investors	11/28/2022	9,407	$0.20	11/27/2027
Investors	11/28/2022	9,406	$0.25	11/27/2027
Investors	12/15/2022	11,813	$0.20	12/14/2027
Investors	12/15/2022	11,812	$0.25	12/14/2027
Total		30,673,688

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value

Outstanding - December 31, 2020	-	$-	-	$-
Granted	10,600,000	$0.23	4.40
Additions due to Down Round feature	8,750,000	0.10	4.40	1,307,330
Forfeited/expired	-	$-	-	-
Outstanding - December 31, 2021	19,350,000	$0.13	4.40	1,307,330
Granted	392,438	$0.23	4.66
Additions due to Down Round feature	10,931,250	0.08	3.40	2,520,134
Forfeited/expired	-	$-	-	-
Outstanding - December 31, 2022	30,673,688	$0.08	3.45	$3,827,464

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

7. LONG-TERM DEBT (As Restated)

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

2.

In April 2021, the Company signed a $150,000 convertible promissory note and a $250,000 convertible promissory note with two separate entities controlled by the same party. These notes have a maturity date twelve months after issuance and received in exchange $150,000 and $250,000 from these two finance companies (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The notes are convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has a right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holders collectively 780,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common Stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. In August 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 3,250,000 warrants being issued and the strike price repriced to $0.10 for all 5,850,000 warrants. In December 2022, the down round provision in the Warrant Agreement was triggered again resulting in an additional 1,462,500 warrants to be issued and the strike price repriced to $0.08 for all 7,312,500 warrants. At Maturity these notes were renegotiated and extended to July 31, 2022, under the same terms and conditions. These notes were fully paid in July 2022.

3.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000 from a second finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. In August 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 3,250,000 warrants being issued and the strike price repriced to $0.10 for all 5,850,000 warrants. In December 2022, the down round provision in the Warrant Agreement was triggered again resulting in an additional 1,462,500 warrants to be issued and the strike price repriced to $0.08 for all 7,312,500 warrants. At Maturity this note was renegotiated and term extended to June 2023 for an additional principal consideration of $55,400 under the same interest rate and conditions as the matured note. There was $18,467 remaining in debt discount to be amortized over the term of the loan.

4.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $245,000 from a third finance company (the “Investor” or “Holder”). An Interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and 1,300,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. In December 2022 the down round provision in the Warrant Agreement was triggered resulting in an additional 2,356,250 warrants being issued and the strike price repriced to $0.08 for all 3,656,250 warrants. In 2021 the Investor converted $35,000 of outstanding principal and interest into 350,000 shares of the Company’s common stock. This note was fully satisfied in May 2022.

5.

In April 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $230,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and a warrant to purchase 1,300,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. In December 2022 the down round provision in the Warrant Agreement was triggered resulting in an additional 2,356,250 warrants being issued and the strike price repriced to $0.08 for all 3,656,250 warrants. During the year ended December 31, 2021, the Investor converted $35,000 of outstanding principal and interest into 350,000 shares of the Company’s common stock. This note was fully satisfied in April 2022.

6.

In May 2021, the Company signed a $250,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $248,000 net of fees from a fourth finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at fixed conversion price $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 390,000 restricted shares of the Company’s Common Stock and a warrant to purchase 1,300,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 650,000 Warrant Shares and $0.25 for the next 650,000 Warrant Shares. In December 2022 the down round provision in the Warrant Agreement was triggered resulting in an additional 2,356,250 warrants being issued and the strike price repriced to $0.08 for all 3,656,250 warrants. After the issuance of the promissory note, the parties entered the First Amendment to Convertible Promissory Note which extended the term of the note by three months to August 2022. During the year ended December 31, 2021, the Investor converted $28,846 of outstanding principal and interest into 288,463 shares of the Company’s common stock. During the period ending June 30, 2022, the Investor converted an additional $22,387 of outstanding principal and interest plus $350 in fees into 227,368 shares of the Company’s common stock. This note was fully paid in August 2022.

7.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from the preliminary finance company in April 2021 (the “Investor” or “Holder”). An Interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share. In December 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 2,250,000 warrants being issued and the strike price repriced to $0.10 for all 3,750,000 warrants. In December 2022 the down round provision in the Warrant Agreement was triggered again resulting in an additional 937,500 warrants being issued and the strike price repriced to $0.10 for all 4,687,500 warrants.. The promissory note is subordinated to the Company’s senior lender.

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

8. INCOME TAXES

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

9. CONCENTRATION OF CREDIT RISK

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

10. COMMITMENTS AND CONTINGENCIES

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

11. BUSINESS COMBINATIONS

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

12. PRO FORMA INFORMATION

The following information represent the unaudited pro forma combined results of operations, including acquisitions giving effect to the acquisition as if they occurred at the beginning of years ended December 31, 2021:

December 31, 2021
(unaudited)

Revenue	$6,771,946

Net Loss attributable to Common Stockholders	(5,217,917)

Weighted average common shares outstanding	146,726,959
Basic and diluted loss per common share	$(0.04)
Effective income tax rate	21%

13. RELATED PARTY TRANSACTIONS

The Company incurred related party transactions of $561,975 for the year ended December 31, 2022 and $63,216 for the year ended December 31, 2021 in relation to payments of interest and principle on a Note Payable with its Chief Executive Officer and its Chief Operating Officer and consulting fees paid to a director.

14. PAYROLL PROTECTION PLAN

The Company received loan proceeds in the amount of approximately $330,000 under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company received forgiveness of this loan in 2021 and recorded $330,047 as other income a for the year ended December 31, 2021

15. SUBSEQUENT EVENTS

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

None.

Item 9A. Controls and Procedures (As Restated).

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

Based on this evaluation, our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer, who is our principal financial and accounting officer, have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments and material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. In addition, management has further identified deficiencies within its corporate governance practices, as the Company did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications and we also plan to hire additional personnel to help provide adequate segregation of duties in the financial reporting process.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weakness described above.

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

Jeffrey W. Stellinga (age 53) has been a member of our Board of Directors since May 2014 and Chief Operating Office since December 2021. Mr. Stellinga is responsible for growing and expanding revenue on existing products and creating new programs to increase sales and productivity. Mr. Stellinga is a 25-year veteran of sales and finance and has spent most of his career in finance and capital markets. Mr. Stellinga spent 18 years at US Bank rising through the ranks and becoming a Senior Regional Sales Director. After a successful 18 years, Mr. Stellinga took a job with Saxon Business Systems - A Xerox company as a Branch Manager for two years. He has since worked for CoActiv Capital Partners as Regional Sales Director for their Southeast Territory and is presently employed at Everbank Commercial Finance as it’s Eastern Sales Manager.

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

(1) Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the director. As of December 31, 2022, the aggregate number of stock awards outstanding held by our non-employee directors were: Mr. Jackson  - 275,000 shares; Mr. Smith - 225,000 shares; Mr. DeSanti - 425,000 shares; and Mr. Schneller  - 375,000 shares. None of our non-employee directors held options as of December 31, 2022.

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

6.	Consists of 1,075,000 restricted shares of Common Stock owned by Mr. Jackson

7.	Consists of 187,500 restricted shares of Common Stock owned by Mr. Travis

8.	Consists of 100,000 restricted shares of Common Stock owned by Mr. McDermott

9.	Consists of 11,761,149 restricted shares of Common Stock owned by Mr. Robert DeSanti

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	43,227,438	$0.15	-
Equity compensation plans not approved by security holders	-	$-	-

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our shareholder approved equity plan.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules (As Restated).

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

10.23	Promissory Note between iCoreConnect Inc. and Robert McDermott, dated March 18, 2021. (incorporated by reference to the Company’s Registration Report on Form 10Q filed November 11, 2021)
10.24	Secured Promissory Note dated February 28, 2022 for $2,000,000 at 17.5% interest to be repaid with six months of interest only and 42 months of principle and interest
10.25	Fifth Amendment between iCoreConnect Inc. and United Healthcare Services Inc. dated December 16, 2019 (incorporated by reference to the Company’s Registration Report on Form 10-K filed March 27, 2020)
10.26	Lease Agreement for iCoreConnect Inc. and Los Arcos Professional Center LLC dated May 12th, 2021. (incorporated by reference to the Company’s Registration Report on Form 10Q/A filed November 15, 2021)
10.27	Promissory Note between iCoreConnect Inc. and Lucas Ventures, LLC dated August 31, 2021
10.28	Promissory Note between iCoreConnect Inc. and LGH Investments, LLC dated August 31, 2021
10.29	Promissory Note between iCoreConnect Inc. and Gary Boyer dated April 15, 2022 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed August 12, 2022)
10.30	Promissory Note between iCoreConnect Inc. and Steve Wubker dated April 21, 2022 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed August 12, 2022)
10.31	Promissory Note between iCoreConnect Inc. and Jeffrey Stellinga dated June 1, 2022 (incorporated by reference to the Company’s Registration Report on Form 10-Q filed August 12, 2022)
10.32	Promissory Note between iCoreConnect Inc. and Gary Boyer dated July 29, 2022 (incorporated by reference to the Company’s Registration Report on Form 8K filed August 3, 2022)
10.33	Promissory Note between iCoreConnect Inc. and Gary Boyer dated August 5, 2022 (incorporated by reference to the Company’s Registration Report on Form 8K filed August 8, 2022)
10.34	Promissory Note between iCoreConnect Inc. and Gary Boyer dated August 18, 2022 (incorporated by reference to the Company’s Registration Report on Form 8K filed August 19, 2022)
10.35	Promissory Note between iCoreConnect Inc. and Gary Boyer dated November 15, 2022
10.36	Promissory Note between iCoreConnect Inc. and Steve Wubker dated October 21, 2022
10.37	Promissory Note between iCoreConnect Inc. and Jeffrey Stellinga dated November 27, 2022
10.38	Promissory Note between iCoreConnect Inc. and Robert McDermott dated December 15, 2022
10.39	Convertible Note between iCoreConnect Inc. and Robert McDermott dated December 15, 2022
10.40	Convertible Secured Promissory Note between iCoreConnect Inc. and FG Financial Group, Inc. dated March 15, 2023
31.1*	CEO Certification pursuant to rule 13a-14(a) (As Restated)
31.2*	CFO Certification pursuant to rule 13a-14(a) (As Restated)
32.1*	CEO Sarbanes Oxley certification (As Restated)
32.2*	CFO Sarbanes Oxley certification (As Restated)

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

Name	Title	Date

/s/ Robert P McDermott
Robert P McDermott	Chief Executive Officer	June 16, 2023
(Principal Executive Officer)
/s/ Archit Shah
Archit Shah	Chief Financial and Accounting Officer	June 16, 2023
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert P McDermott
Robert P McDermott	Director	June 16, 2023

/s/ Joseph Gitto
Joseph Gitto	Director	June 16, 2023

/s/ Harry Travis
Harry Travis	Director	June 16, 2023

/s/ John Pasqual
John Pasqual	Director	June 16, 2023

/s/ Kevin McDermott
Kevin McDermott	Director	June 16, 2023

