Form 10-Q
period 2023-03-31
iCoreConnect Inc.
filed 2023-06-16
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

__________________________

Securities registered pursuant to Section 12(b) of the Act: None

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

The number of shares outstanding of the Registrant’s Common Stock as of June 16, 2023: 196,148,863.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2023

iCoreConnect Inc.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Cash	$803,402	$196,153
Accounts receivable, net	342,378	414,809
Prepaid expenses and other current assets	536,985	480,706
Total current assets	1,682,765	1,091,668

Property and equipment, net	109,230	74,194
Right of use lease asset - operating	899,410	944,487
Software development costs, net	601,986	531,061
Acquired technology, net	58,546	79,428
Customer relationships, net	2,170,507	2,350,380
Goodwill	1,484,966	1,484,966
Total long-term assets	5,324,645	5,464,516

TOTAL ASSETS	$7,007,410	$6,556,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$2,144,025	$2,336,174
Operating lease liability, current portion	155,137	169,417
Current maturities of long-term debt, net of	5,041,109	4,279,531
Deferred revenue	67,192	13,847
Total current liabilities	7,407,463	6,798,969

Long-term debt, net of current maturities	1,431,464	1,449,261
Operating lease liability, net of current portion	780,642	809,458
Total long-term liabilities	2,212,106	2,258,719

TOTAL LIABILITIES	$9,619,569	$9,057,688

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001; 10,000,000 shares authorized; Issued and Outstanding: 0 as of March 31, 2023 and December 31, 2022.	-	-
Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 193,927,726 as of March 31, 2023 and 181,320,528 as of December 31, 2022	193,928	181,321
Additional paid-in-capital	87,758,034	86,192,262
Accumulated deficit	(90,564,121)	(88,875,087)
TOTAL STOCKHOLDERS’ DEFICIT	(2,612,159)	(2,501,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,007,410	$6,556,184

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF OPERATIONS

  FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	March 31,	March 31,
	2023	2022
Revenue	$1,840,371	$2,043,889
Cost of sales	491,449	634,230
Gross profit	1,348,922	1,409,659

Expenses
Selling, general and administrative	2,411,071	2,032,357
Depreciation and amortization	288,909	373,855
Total operating expenses	2,699,980	2,406,212
Loss from operations	(1,351,058)	(996,553)

Other expense
Interest expense	(257,913)	(155,689)
Finance charges	(80,063)	(300,000)
Other expense	-	(89,993)
Total other expense, net	(337,976)	(545,682)

Net loss	$(1,689,034)	$(1,542,235)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares, basic and diluted	190,829,436	171,087,892

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Common stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at January 1, 2022	167,493,497	$167,493	$83,633,061	$(82,795,263)	$1,005,291
Stock issued for cash	4,722,844	4,723	345,277	-	350,000
Finance fee on convertible debt			300,000		300,000
Stock compensation expense	-	-	255,697	-	255,697
Net loss	-	-	-	(1,542,235)	(1,542,235)
Balances at March 31, 2022	172,216,323	$172,216	$84,534,035	$(84,337,498)	$368,753

Balances at January 1, 2023	181,320,528	$181,321	$86,192,262	$(88,875,087)	$(2,501,504)
Stock issued for cash	5,400,000	5,400	534,600		540,000
Finance fee			80,063		80,063
Stock issued for conversion of debt	7,057,198	7,057	678,276		685,333
Stock compensation expense	150,000	150	272,833		272,983
Net loss				(1,689,034)	(1,689,034)
Balances at March 31, 2023	193,927,726	193,928	87,758,034	(90,564,121)	(2,612,159)

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	March 31,	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,689,034)	$(1,542,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,733	63,814
Amortization expense	283,176	310,041
Stock compensation expense	272,983	255,697
Finance fee	80,063	300,000
Bad debt expense	35,982	-
Non-cash interest expense	15,535	94,589
Changes in assets and liabilities:
Accounts receivable	36,449	(86,654)
Prepaid expenses	(56,279)	(78,100)
Right of use asset, net of lease liability	1,981	18,976
Accounts payable and accrued expenses	(192,149)	(398,477)
Deferred revenue	53,345	12,955
NET CASH USED IN OPERATING ACTIVITIES	(1,152,215)	(1,049,394)

INVESTING ACTIVITIES
Additions to capitalized software	(153,346)	(63,296)
Purchases of capital assets	(40,769)
NET CASH USED IN INVESTING ACTIVITIES	(194,115)	(63,296)

FINANCING ACTIVITES
Net proceeds from debt	2,000,000	2,000,000
Payments on debt	(1,271,754)	(499,042)
Proceeds from issuance of common stock	540,000	350,000
Stock issued for conversion of convertible debt	685,333	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,953,579	1,850,958

NET CHANGE IN CASH	607,249	738,268
CASH AT BEGINNING OF THE PERIOD	196,153	71,807
CASH AT END OF THE PERIOD	$803,402	$810,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$215,821	$32,909

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

Notes to Condensed Financial Statements

March 31, 2023

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

For the three months period ended March 31, 2023, the Company generated an operating loss of $1,351,058. In addition, at March 31, 2023, the Company has an accumulated deficit, and net working capital deficit of $90,564,121 and $5,724,698, respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Reclassification

Certain comparative figures have been reclassified to conform to the current year presentation

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2023. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of the Company’s customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of customers improves and collections of amounts outstanding commence or are reasonably assured, then the Company may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of approximately $4,300 at March 31, 2023, and $65,000 at December 31, 2022.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of March 31, 2023, and December 31, 2022, there was no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of March 31, 2023, and December 31, 2022, there was no impairment of the Company’s Goodwill.

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

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $125,048 and $132,094 for the three months ended March 31, 2023, and 2022 respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB established Topic 326, Financial Instruments—Credit Losses, Measurement of Credit Losses on Financial Instruments (ASU) No. 2016-13, which requires a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, including accounts receivable. The standard replaces the existing incurred credit loss model with the Current Expected Credit Losses (“CECL”) model. It is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. Under ASC 326, the Company evaluates specific criteria, including aging and historical write-offs, the current economic condition of particular customers, and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company completed its assessment of the new standard, and no adjustment will be made to its opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws.

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

3. NOTES PAYABLE

		March 31,	December 31,
		2023	2022
(1)	Convertible Note bearing interest at 12% due May, 2023	-	578,802
(2)	Note bearing interest at 18% due September 1, 2023	1,012,500	1,012,500
(2)	Note bearing interest at 18% due September 1, 2023	506,250	506,250
(3)	Note bearing interest at 18% due October 1, 2028	34,523	32,752
(4)	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	1,923,584	1,960,965
(5)	Promissory Note bearing interest at 14%, due January 15, 2023	-	50,892
(6)	Promissory Note bearing interest at 14%, due September 1, 2023	339,584	329,227
(7)	Related Party Promissory Note bearing interest at 14% due September 1, 2023	112,489	108,778
(8)	Promissory Note bearing interest at 15%, due January 25, 2023	-	506,370
(9)	Promissory Note bearing interest at 15%, due September 1, 2023	253,184	253,184
(9)	Promissory Note bearing interest at 15%, due September 1, 2023	253,184	253,184
(10)	Related Party Promissory Notes bearing interest at 18%, due March 31, 2023	-	135,888
(11)	Convertible Note bearing interest at 15% due March 2024	2,037,271	-
		6,472,573	5,728,792
	Less current maturities	(5,041,109)	(4,279,531)
	Total Long-Term Debt	$1,431,464	$1,449,261

Our notes payable (including accrued interest) are summarized as follows:

1.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000 from a second finance company (the “Investor” or “Holder”). An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. In August 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 3,250,000 warrants being issued and the strike price repriced to $0.10 for all 5,850,000 warrants. In December 2022, the down round provision in the Warrant Agreement was triggered again resulting in an additional 1,462,500 warrants to be issued and the strike price repriced to $0.08 for all 7,312,500 warrants. At Maturity this note was renegotiated and term extended to June 2023 for an additional principal consideration of $55,400 under the same interest rate and conditions as the matured note. This note and accrued interest was converted in January 2023 for 6,037,883 shares of Common Stock.

2.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance from the preliminary finance company in April 2021 (the “Investor” or “Holder”). An Interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share. In December 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 2,250,000 warrants being issued and the strike price repriced to $0.10 for all 3,750,000 warrants. In December 2022 the down round provision in the Warrant Agreement was triggered again resulting in an additional 937,500 warrants being issued and the strike price repriced to $0.10 for all 4,687,500 warrants. The promissory note is subordinated to the Company’s senior lender.

3.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

4.

On February 28, 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months' interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months' interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. The Company is in compliance with its covenants as of March 31, 2023.

15

5.

In April 2022, the Company signed a $50,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in October 2022, this note was reissued under the same term with a maturity of three (3) months. The promissory note is subordinated to the Company’s senior lender. This note was fully repaid in March 2023.

6.

In April 2022, the Company signed a $300,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in October 2022, this note was reissued under the same terms with a maturity of date of six (6) months.  In March 2023, the term of this note was extended to September 1, 2023.The promissory note is subordinated to the Company’s senior lenders.

7

In June 2022, the Company signed a $100,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in November 2022, this note was reissued under the same terms with a maturity of date of three (3) months. The Company also issued to the Holder a warrant to purchase 18,813 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 9,407 warrants and $0.20 per share for 9,406 warrants. In March 2023, the term of this note was extended to September 1, 2023.The promissory note is subordinated to the Company’s senior lenders.

8.

In July 2022, the Company signed a $500,000 unsecured promissory note with a maturity date six (6) months after issuance with an interest charge of 14% per annum. The note is callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants. This note was fully repaid in March 2023.

9.

In August 2022, the Company signed two $250,000 unsecured promissory notes with a maturity date six (6) months after issuance with an interest charge of 14% per annum to the same investor in 14 and 9. The notes are callable by the Holder no earlier than 90 days from issue. The Company has the right to prepay this note without penalty. The Company issued to the Holder a warrant to purchase 175,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 87,500 warrants and $0.20 per share for 87,500 warrants. In March 2023, the term of these notes were extended to September 1, 2023.The promissory notes are subordinated to the Company’s senior lenders.

10.

In December 2022, the Company entered into an unsecured promissory note with related party in exchange for $55,000. The maturity of the promissory note is four months from the date of issuance and carries an interest rate of 15% per annum. In conjunction with the promissory note, the Company also issued a warrant to purchase 23,625 shares of common stock which expires five years December 15, 2022 and has an exercise price of $0.20 with respect to 11,813 shares underlying the Warrant and $0.25 with respect to 11,812 shares underlying the Warrant. The promissory note is subordinated to the Company’s senior lender. In addition, in December 2022, the Company entered into an unsecured convertible promissory note with the same related party in exchange for $80,000. The maturity of the convertible note is March 31, 2023 and carries an interest rate of 15% per annum and is convertible into Company common stock at a conversion rate of $0.08 per share. The Convertible Note was converted into 1,019,315 shares of Common Stock in January 2023 and the Promissory Note was fully repaid in March 2023.

11.

In March 2023, the Company entered into a twelve (12) month Convertible Secured Promissory Note (“Note”). The Note is for $2,500,000 with $500,000 paid to the Holder on issuance for net proceeds of $2,000,000. The Note carries and interest of 15% per annum which can be paid in cash or kind and it is convertible either into the Company’s Common Stock after six months from date of issuance at $0.10 per share, or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination.  As a condition of the Note all existing outstanding Notes maturing before September 1, 2023 had their term extended to September 1, 2023. In addition, all vested option holders and all warrant holders were provided with a cashless purchase option at time of the Business Combination. The Note is superior to all notes in terms of security except of our Senior Secured Note Payable.

4. COMMON STOCK

Stock Issuances

During the three months ended Mach 31, 2023, the Company issued 5,400,000 shares of common stock for cash of $540,000 and 7,057,198 shares of common stock on the conversion of debt.

Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. The option agreements were amended in March 2023 to add a cashless conversion feature effective on the merger of the Company and FG Merger Corp for all vested options at the time of the merger. A summary of option activity for the three months ended March 31, 2023, are presented below:

2023 Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Balance Outstanding - January 1, 2023	32,235,000	$0.13	8.8
Granted	-	$-	-
Exercised	-	-	-
Forfeited	-	$-	-
Balance Outstanding – March 31, 2023	32,575,000	$0.13	8.5

Exercisable – March 31, 2023	9,281,666	$0.12	8.4

2023 Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2023	22,753,334	$0.12	8.8
Granted
Vested	(100,000)	$0.12	8.8
Forfeited/expired	-
Nonvested – March 31, 2023	22,653,334	$0.12	8.5

Restricted Stock Compensation

On December 31, 2022, the Company’s Board of Directors approved the grant of 250,000 shares of common stock to each of the Directors of the Company, for services rendered during 2021 and 2022, all of which vested on December 31, 2022. Compensation expense related to this grant for the year 2022 was $122,375 based upon fair value of our common stock of $0.089 per share. The Company’s Board of Directors also approved the granting of shares of common stock for employee performance related to 2021 performance with a fair value of $160,645. The Board also approved on January 3, 2023 4,000,000 shares of common stock related to the Chief Executive Officer for bonus related to 2022 service with a fair value of $356,000.

On March 13, 2023 the Company’s Board of Directors approved the grant of 150,000 shares of common stock to certain board members for services related to 2018 service.

Warrants

The Company typically issues warrants to individual investors and institutions to purchase shares of the Company’s Common Stock in connection with public and private placement fundraising activities. Warrants may also be issued to individuals or companies in exchange for services provided for the Company. The warrants are typically exercisable nine months after the issue date, expire in five years, and contain a cash exercise provision and registration rights. The warrant agreements were amended in March 2023 to add a cashless conversion feature effective on the merger of the Company and FG Merger Corp.

The Company issued no warrants for the three months ended March 31, 2023.

As of March 31, 2023, the number of shares issuable upon exercise of the Common Stock Warrants were 30,673,688 shares.

Type	Issue Date	Shares	Exercise Price	Expiration
Investors	4/19/2021	7,312,500	$0.08	4/19/2026
Investors	4/22/2021	7,312,500	$0.08	4/22/2026
Investors	4/30/2021	3,656,250	$0.08	4/30/2026
Investors	5/4/2021	3,656,250	$0.08	5/4/2026
Investors	5/19/2021	3,656,250	$0.08	5/19/2026
Investors	8/31/2021	4,687,500	$0.08	8/31/2026
Investors	7/29/2022	87,500	$0.20	7/28/2027
Investors	7/29/2022	87,500	$0.25	7/28/2027
Investors	8/5/2022	43,750	$0.20	8/4/2027
Investors	8/5/2022	43,750	$0.25	8/4/2027
Investors	8/19/2022	43,750	$0.20	8/18/2027
Investors	8/19/2022	43,750	$0.25	8/18/2027
Investors	11/28/2022	9,407	$0.20	11/27/2021
Investors	11/28/2022	9,406	$0.25	11/27/2027
Investors	12/15/2022	11,813	0.20	12/14/2027
Investors	12/15/2022	11,812	0.25	12/14/2027
Total		30,673,688

Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – January 1, 2023	30,673,688	$0.08	3.45	$3,827,464
Granted	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding – March 31, 2023	30,673,688	$0.08	3.17	$3,827,464

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

In January 2022 the Company exercised its equity line of credit of an aggregate amount of $350,000 in exchange for 4,772,844 shares of common stock. The Purchase Agreement expired in January 2023.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2023, and year ended December 2022:

Total
Balance at December 31, 2022	$1,484,966
2023 Acquisitions	-
Balance at March 31, 2023	$1,484,966

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of March 31, 2023, and December 31, 2022:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$3,014,490	$-	$(2,483,429)	$531,061
Customer relationships	3,713,434	-	(1,363,054)	2,350,380
Acquired technology	1,527,186	-	(1,447,758)	79,428
Total definite-lived intangible assets at December 31, 2022	8,255,110	-	(5,294,241)	2,960,869

Capitalized software	3,167,836	-	(2,565,850)	601,986
Customer relationships	3,713,434	-	(1,542,927)	2,170,507
Acquired technology	1,527,186	-	(1,468,640)	58,546
Total definite-lived intangible assets at March 31, 2023	$8,408,456	$-	$(5,577,417)	$2,831,039

Amortization expense of intangible assets was $283,176 and $310,041 for the three months ended March 31, 2023, and March 31, 2022, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

6. COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

On November 15, 2017, the Company signed a three-year lease agreement for approximately 4,100 square feet of office space located in Winter Garden, Florida in which the Company has its headquarters. The lease provided for a one-year renewal term at the option of the Company that the company exercised. An amendment to this lease was signed on October 26, 2020, which extended the lease term through October 31, 2021. On September 10, 2021, an additional seven-month extension was signed extending the lease term to May 30, 2022 at which point the lease was terminated

On September 22, 2021, the Company signed a six year and one month lease agreement for approximately 7,650 square feet for its new headquarters commencing on January 1, 2022, located in Ocoee, Florida. The lease provides for a five-year renewal term at the option of the Company.

The company signed a three-year lease agreement for approximately 2,100 square feet of office space located in Concord, NC on July 16, 2020.

With the acquisition of Advantech, the Company signed a two-year lease on May 12, 2021, for an office in Scottsdale, AZ.

As of March 31, 2022, undiscounted future lease obligations for the office spaces are as follows:

Lease Commitments
as of March 31, 2023
Less than 1 year	1-3 years	3-5 years	Total
$257,590	$757,856	$222,235	$1,237,681

Lease costs for the three months ended March 31, 2023, and 2022 were $77,110 and $98,615 respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31 2023, and 2022 were $65,574 and $93,586 respectively. As of March 31, 2023, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,237,681
Present value adjustment using incremental borrowing rate	(301,902)
Lease liabilities	$935,779

(B) LITIGATION

On February 21, 2023, the Company received a notice under section 21 of Indian Arbitration and Conciliation Act, 1996 related to a dispute pursuant to a contract between the Company and a service provider, pursuant to which the service provider has asserted the Company has violated the terms of the contract and has claimed damages of approximately $635,000. The Company is evaluating the claims asserted against it and intends to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

The Company has no significant customers (greater than 10% of total revenue) in its three-month 2023 revenue. The Company has accounts receivable concentration with three customers in 2023 representing 71% of total accounts receivables outstanding as of March 31, 2023, and one customer that represented 31% of accounts receivable outstanding as of December 31, 2022.

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

Revenue Segment

Net sales by revenue type were as follows:

	For the Three Months Ended March 31
	2023	%	2022	%	% Change
Revenue:
Subscription software and services	$1,703,815	93%	$1,856,819	91%	(8)%

Professional services and other	136,556	7%	187,070	9%	(27)%

	$1,840,371	100%	$2,043,889	100%	(10)%

9. RELATED PARTY TRANSACTIONS

The Company incurred related party transactions of $60,318 for the three months ended March 31, 2023, and $407,309 for the three months ended March 31, 2022, in relation to payments of interest and principal on Notes Payable with its Chief Executive Officer. These notes were fully repaid in February 2022 and March 2023 respectively.

In June 2022 the Company entered into a $100,000 promissory note with its Chief Operating Officer. The promissory note has a maturity date of six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. This note was extended to September 1, 2023. The Company has the right to prepay this note without penalty. Accrued but unpaid interest as of March 31, 2023, was $12,489.

10. SUBSEQUENT EVENTS

In April 2023, the Company entered into a lease agreement with its existing landlord of its Florida location for the lease of an additional 2,295 square feet of space beginning June 1, 2023 for a five year term.

In May 2023, the Company extended its lease for an additional 24 months for its Arizona location beginning July 1, 2023 under similar terms and conditions as its current lease.

In May 2023, the Company entered into amendments with certain warrant holders whose warrants contained down round provisions and modified these warrants to remove such provisions from inception. As such the number and exercise of these warrants are set back to their original values as originally intended by the parties as noted below:

Type	Issue Date	Shares	Exercise Price	Expiration
Investors	4/19/2021	1,300,000	$0.20	4/19/2026
Investors	4/19/2021	1,300,000	$0.25	4/19/2026
Investors	4/22/2021	1,300,000	$0.20	4/22/2026
Investors	4/22/2021	1,300,000	$0.25	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	1,500,000	$0.25	8/31/2026
Total		10,600,000,

In May 2023, the Company corrected an error related to a Convertible Promissory Note issued to a related party in December 2022 whereby the conversion rate was incorrectly stated at $0.08 instead of the contractual  rate of $0.10. This Convertible Note was exercised in January 2023 for 1,019,315 share of common stock and has been adjusted to reflect the contractual amount of 815,452 shares of common stock.

In May 2023 the Company agreed to guarantee the repayment of up to $400,000 in non-interest-bearing unsecured notes of FG Merger Corp. in the event that the merger between FG Merger Corp and the Company did not get completed by September 1, 2023.

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

About the Company

Company History

The Company is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services.

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

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 93% and 91% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. We sell multiple offerings at different base prices on a subscription basis to meet the needs of the customers we serve.

Professional services and other revenue account for 7% and 9% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Professional services and other revenue include hardware, software, labor, and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

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

Executive Summary

Financial Results for the Three Months Ended March 31, 2023

Our total revenue for the three months ended March 31, 2023, decreased by 10% to $1.8 million compared with $2.0 million during the same period in 2022. Services revenues decreased as the Company experienced mild attrition while Recurring Revenues also decreased in the comparative period due to changes in legislation that pushed out several state eprescription mandates that went into effect in Q1 2022 resulting in attrition in the back half of 2022 and as a result comparative periods are showing decreased. The Company continues to see organic growth in its SaaS based products. The Company ended the quarter with over approximately 30,000 subscriptions on our platform up from approximately 24,000 subscriptions in the prior year period.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates its operating segments based on the similar economic and operating characteristics of its operations.

Gross Profit decreased $0.1 million to $0.5 million from $0.6 million compared to the same period a year ago. Gross profit percentage was 73% and 69% for the three months ended March 31, 2023 and 2022, respectively. Gross profit margin expansion was driven by a greater portion of sales being SaaS that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a shift that will benefit gross margin rate going forward.

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

•	Capital raise. In the first three months of 2023, the company raised $450,000 from the sale of common stock and $2,000,000 in gross proceeds in the form of secured notes to fund operations and growth.

Results of Operations - Three Month Period Ended March 31, 2023, Compared to Three Month Period Ended March 31, 2022

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

	Three Months Ended
	March 31, 2023	March 31, 2022	% Incr/(Decr)
Revenue	$1,840,371	$2,043,889	(10)%
Cost of sales	491,449	634,230	(23)%
Gross profit	1,348,922	1,409,659

Expenses
Selling, general and administrative	2,411,071	2,032,357	19%
Depreciation and amortization	288,909	373,855	(23)%
Total operating expenses	2,699,980	2,406,212
Loss from operations	(1,351,058)	(996,553)

Other expense
Interest expense	(257,913)	(155,689)	66%
Financing fee	(80,063)	(300,000)	(73)%
Other expense	-	(89,993)	(100)%
Total other expense	(337,976)	(545,682)	(38)%

Net loss	$(1,689,034)	$(1,542,235)	10%

Revenues. Net revenues decreased to $1.8MM compared to $2.0MM for the three months ended March 31, 2023 and 2022, respectively.

Revenues from Subscription Software and Services decreased slightly to $1.7MM from $1.9MM, respectively, due to ePrescription mandates which took effect in Q1 2022 and were subsequently altered to not being required based on number of prescriptions written or delayed enforcement until sometime in 2023 resulting in cancellations in the mid half of 2022. The Company made the decision to allow some customers to exit their contracts early in order to assist in an orderly compliance of the new enforcement dates with the idea that the Company could gain the customer back in the latter half of 2023. Professional Services and Other revenues also decreased to $0.14MM from $0.19MM, respectively due to client attrition as a few of the Company’s larger MSP customers were acquired by larger corporations, who brought these services in house at the beginning of 2023.

Cost of sales. Cost of sales for the three months ended March 31, 2023 and 2022 decreased by 23% to $0.3MM compared to $0.5MM, respectively. The decrease between periods was due primarily to a decrease in the related costs of Professional Services revenues. Margin expansion was a result of economies of scale enjoyed in SaaS related expenses thereby allowing margins to improve to 73% for the three months ended March 31, 2023, versus 69% for the three months ended March 31, 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 were $2.4MM and $2.0MM, respectively. The increase between periods was primarily due to an increase in payroll expenses related to additional sales force and other general and administrative expense to support the high rate of growth that is planned for 2023.

Depreciation and amortization expenses.

Depreciation and amortization expenses for the three months ended March 31, 2023 and 2022 were $0.3MM and $0.4MM, respectively. The decrease between periods was primarily the result of lower capitalization of assets in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Interest Expense. Interest expense for the three months ended March 31, 2023 and 2022 was $0.3MM and $0.2MM, respectively. The increase between periods was primarily due the Company taking on additional bridge debt for growth and operations during the first quarter of 2023.

Financing fee. Financing fee expenses for the three months ended March 31, 2023 and 2022 were $0.1MM and $0.3MM, respectively. The expenses for 2022 are related to the issuance of warrants and the convertible feature of the convertible debt issued in the second quarter of 2021, while the expense related to 2023 is related to a combination of original issue discounts in relation to debt issued in the quarter and fourth quarter of 2022.

Other expense. Other expense for the three months ended March 31, 2023 and 2022 were nil and $0.1MM respectively. Other expenses in 2022 relate to the payment of settlements of prior period accounts payable and sales and use tax.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the three-month period ended March 31, 2023, the Company generated an operating loss of $1.4MM. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $90.6MM, $2.6MM and $5.7MM, respectively, as of March 31, 2023. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future.

Management continues to develop strategic partnerships and has ramped up sales into the existing customer base as well as penetrate larger organizations with multiple customers while continuing to scope out additional areas of opportunity. While management believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. Management’s ability to continue as a going concern is ultimately dependent upon its ability to continually increase the Company’s customer base and realize increased revenues from signed contracts. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The primary factors that influence our liquidity include, but are not limited to, the amount and timing of our equity and debt raises, revenues, cash collections from our clients, capital expenditures, and investments in research and development.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the three-month periods ended March 31 2023, and 2022 related to our operations:

	Three Month Ended
	March 31,	March 31,
	2023	2022
Net cash used in operating activities	$(1,152,215)	$(1,049,394)
Net cash used in investing activities	(194,115)	(63,296)
Net cash provided by financing activities	1,953,579	1,850,958
Net change in cash	607,249	738,268
Cash and cash equivalents at beginning of the period	196,153	71,807
Cash and cash equivalents at end of the period	$803,402	$810,075

Operating Activities: Net cash used by operating activities of $1.1MM for three-month period ended March 31, 2023, was $0.1MM less than the $1.0MM cash used by operations for the three-month period ended March 31, 2022. The decrease in cash utilized by operating activities was primarily attributable to improved working capital adjustments offset by lower non-cash add backs. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock or additional debt offerings.

Investing Activities: Net cash used by investing activities increased by $0.1MM to $0.2MM for the three-month period ended March 31, 2023, compared to $.01MM cash used by investing activities for the three-month period ended March 31, 2022. The overall increase was due the larger capitalization of capitalized software during the comparative periods. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock or additional debt offerings.

Financing Activities: Net cash provided by financing activities increased slightly by $0.1MM to $2.0MM for the three-month period ended March 31, 2023 compared to $1.9MM for the three-month period ended March 31, 2022. The difference is primarily attributable to the increase in issuance of common stock over the comparative periods.

Credit Facilities

In January 2021 the Company and one of its Convertible Debt Holders entered into a Purchase Agreement for up to $5,000,000 of the Company’s common stock for 24 months. The purchase price of the stock will be at 75% of the lowest individual daily weight average price of the past five (5) trading days with the amount to be drawn down as the lesser of $250,000 or 300% of the average shares traded for the ten (10) days prior to the Closing Request Date with a minimum $25,000 put allowance. As part of the agreement, the Company issued 250,000 shares of common stock as a commitment fee. The facility expired in January 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness related to the Company’s accounting for complex financial instruments and the material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. In addition, management has further identified deficiencies within its corporate governance practices, as the Company did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company and the issuance of convertible notes during the fiscal quarter ended March 31, 2023, is set forth in the Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2023, and 2022 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1**

Merger Agreement and Plan of Reorganization, dated as of January 5, 2023 by and among FG Merger Corp., FG Merger Sub Inc. and iCoreConnect Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 6, 2023)

10.1

Convertible Secured Promissory Note between iCoreConnect Inc. and FG Financial Group, Inc. dated March 15, 2023 (incorporated by reference to exhibit 10.40 included in the Company's Annual Report on Form 10-K filed on March 23, 2023)

10.2*	Lease Agreement between Four Two Nine, Inc and iCoreConnect Inc. dated March 24, 2023
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *+	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________________

* Filed herewith.

** Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

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

33