Form 10-Q
period 2023-06-30
iCoreConnect Inc.
filed 2023-08-14
CIK 1408057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023 there were 197,454,470 shares of the registrant’s common stock outstanding.

iCoreConnect Inc.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2023

iCoreConnect Inc.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Cash	$68,735	$196,153
Accounts receivable, net	365,940	414,809
Prepaid expenses and other current assets	684,655	480,706
Total current assets	1,119,330	1,091,668

Property and equipment, net	199,989	74,194
Right of use lease asset - operating	853,039	944,487
Software development costs, net	722,397	531,061
Acquired technology, net	37,664	79,428
Customer relationships, net	1,990,634	2,350,380
Goodwill	1,484,966	1,484,966
Total long-term assets	5,288,689	5,464,516

TOTAL ASSETS	$6,408,019	$6,556,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$2,745,951	$2,336,174
Operating lease liability, current portion	135,935	169,417
Notes payable, current portion	6,909,118	4,279,531
Deferred revenue	88,140	13,847
Total current liabilities	9,879,144	6,798,969

Long-term debt, net of current maturities	-	1,449,261
Operating lease liability, net of current portion	755,453	809,458
Total long-term liabilities	755,453	2,258,719

TOTAL LIABILITIES	$10,634,597	$9,057,688

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001; 10,000,000 shares authorized; Issued and Outstanding: 0 as of June 30, 2023 and December 31, 2022	-	-
Common Stock par value $0.001; 600,000,000 shares authorized; Issued and Outstanding: 196,148,863 as of June 30, 2023 and 181,320,528 as of December 31, 2022	196,149	181,321
Additional paid-in-capital	88,848,989	86,192,262
Accumulated deficit	(93,271,716)	(88,875,087)
TOTAL STOCKHOLDERS’ DEFICIT	(4,226,578)	(2,501,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,408,019	$6,556,184

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THRE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue, net	$1,856,148	$2,011,161	$3,696,519	$4,055,050
Cost of sales	484,033	621,283	975,482	1,255,513
Gross profit	1,372,115	1,389,878	2,721,037	2,799,537

Expenses
Selling, general and administrative	3,189,103	2,261,577	5,560,174	4,293,934
Depreciation and amortization	291,600	340,245	580,509	714,100
Total operating expenses	3,480,703	2,601,822	6,180,683	5,008,034
Loss from operations	(2,108,588)	(1,211,944)	(3,459,646)	(2,208,497)

Other income (expense)
Interest expense	(270,770)	(189,183)	(528,683)	(344,872)
Finance charges	(342,015)	(86,000)	(422,078)	(386,000)
Other income (expense)	13,778	-	13,778	(89,993)
Total other expense, net	(599,007)	(275,183)	(936,983)	(820,865)

Net loss	$(2,707,595)	$(1,487,127)	$(4,396,629)	$(3,029,362)

Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of shares, basic and diluted	195,976,705	172,353,044	193,417,289	171,723,963

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Common stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2022	167,493,497	$167,493	$83,633,061	$(82,795,263)	$1,005,291
Stock issued for cash	4,722,844	4,723	345,277	-	350,000
Finance fee on convertible debt			300,000		300,000
Stock compensation expense	-	-	255,697	-	255,697
Net loss	-	-	-	(1,542,235)	(1,542,235)
Balances at March 31, 2022	172,216,323	$172,216	$84,534,035	$(84,337,498)	$368,753
Finance fee on convertible debt			86,000		86,000
Stock issued for conversion of debt	227,368	227	22,160		22,387
Stock compensation expense	30,000	30	272,530		272,560
Repurchase of common stock warrants			(45,000)		(45,000)
Net loss				(1,487,127)	(1,487,127)
Balances at June 30, 2022	172,473,691	$172,473	$84,869,725	$(85,824,625)	$(782,427)

Balances at January 1, 2023	181,320,528	$181,321	$86,192,262	$(88,875,087)	$(2,501,504)
Stock issued for cash	5,400,000	5,400	534,600		540,000
Finance fee			80,063		80,063
Stock issued for conversion of debt	7,057,198	7,057	678,276		685,333
Stock compensation expense	150,000	150	272,833		272,983
Net loss				(1,689,034)	(1,689,034)
Balances at March 31, 2023	193,927,726	193,928	87,758,034	(90,564,121)	(2,612,159)
Finance fee			342,015		342,015
Stock issued for conversion of debt	(203,863)	(204)	204		-
Stock compensation expense	2,425,000	2,425	748,736		751,161
Net loss				(2,707,595)	(2,707,595)
Balances at June 30, 2023	196,148,863	$196,149	$88,848,989	$(93,271,716)	$(4,226,578)

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	June 30,	June 30,
	2023	2022
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,396,629)	$(3,029,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,577	10,981
Amortization expense	569,932	703,118
Finance fee	422,078	386,000
Change in allowance for doubtful accounts	110,520	137,676
Gain on sale of assets	13,778	-
Stock compensation expense	1,024,144	528,257
Non-cash interest expense	103,539	82,804
Changes in operating assets and liabilities:
Accounts receivable	(61,651)	(210,502)
Prepaid expenses and other current assets	(203,949)	(87,673)
Right of use asset, net of lease liability	3,961	22,833
Accounts payable and accrued expenses	409,777	15,946
Deferred revenue	74,293	(20,419)
NET CASH USED IN OPERATING ACTIVITIES	(1,919,630)	(1,434,944)

INVESTING ACTIVITIES
Sale of capital assets	28,000	-
Purchase of capital assets	(178,150)	-
Additions to capitalized software	(359,758)	(129,898)
NET CASH USED IN INVESTING ACTIVITIES	(509,908)	(129,898)

FINANCING ACTIVITES
Net proceeds from debt	2,263,010	2,420,000
Payments on debt	(1,186,223)	(1,112,591)
Proceeds from issuance of common stock	540,000	350,000
Purchase of common stock warrants	-	(22,500)
Stock issued for conversion of convertible debt	685,333	22,387
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,302,120	1,657,296

NET CHANGE IN CASH	(127,418)	92,454
CASH AT BEGINNING OF THE PERIOD	196,153	71,807
CASH AT END OF THE PERIOD	$68,735	$164,261

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$348,941	$301,644

The accompanying notes are an integral part of these condensed financial statements

iCoreConnect Inc.

Notes to Condensed Financial Statements

June 30, 2023

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

For the six months ended June 30, 2023, the Company generated an operating loss of $3,459,646. In addition, at June 30, 2023, the Company has an accumulated deficit, and net working capital deficit of 93,271,716 and $8,759,814 respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations. The Company is reliant on future fundraising to finance operations in the near future. The financing may not be available on terms satisfactory to the Company, if at all. In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on June 16, 2023. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of certain customers to make required future payments on amounts due. Management determines the adequacy of this allowance by periodically evaluating the aging and past due nature of individual customer accounts receivable balances and considering the customer’s current financial situation as well as the existing industry economic conditions and other relevant factors that would be useful in assessing the risk of collectability. If the future financial condition of the Company’s customers were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required. In addition, if the financial condition of customers improves and collections of amounts outstanding commence or are reasonably assured, then the Company may reverse previously established allowances for doubtful accounts. The Company has estimated and recorded an allowance for doubtful accounts of approximately $68,700 at June 30, 2022 and $65,000 December 31, 2022.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2023 and December 31, 2022 there was no impairment of Long-lived Assets.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the fourth quarter of 2020, the Company adopted ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As of June 30, 2023 and December 31, 2022 there was no impairment of the Company’s Goodwill.

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

Advertising Costs

Advertising costs are reported in selling, general and administrative expenses and include advertising, marketing and promotional programs and are charged as expenses in the year in which they are incurred. Advertising costs were $306,468 and $263,693 for the six months ended June 30, 2023 and 2022, respectively.

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

Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected.

The Company completed its assessment on the adoption date of the new standard and did not adjust the opening balance of retained earnings relating to its trade receivables. The Company writes off receivables once it is determined that they are no longer collectible, as local laws allow.

Recently Issued Accounting Pronouncements

The Company does not believe that any issued, but not yet effective accounting standards, if currently adopted, will have a material effect on the Company’s financial position, results of operations and cash flows.

3. NOTES PAYABLE

		June 31,	December 31,
		2023	2022
(1)	Convertible Note bearing interest at 12% due May, 2023	-	578,802
(2)	Note bearing interest at 18% due September 1, 2023	1,250,000	1,012,500
(2)	Note bearing interest at 18% due September 1, 2023	512,500	506,250
(3)	Note bearing interest at 18% due October 1, 2028	32,942	32,752
(4)	Secured Promissory Note bearing interest at 17.5% due February 28, 2026	1,943,390	1,960,965
(5)	Promissory Note bearing interest at 14%, due January 15, 2023	-	50,892
(6)	Promissory Note bearing interest at 14%, due September 1, 2023	350,055	329,227
(7)	Related Party Promissory Note bearing interest at 14% due September 1, 2023	66,293	108,778
(8)	Promissory Note bearing interest at 15%, due January 25, 2023	-	506,370
(9)	Promissory Note bearing interest at 15%, due September 1, 2023	253,082	253,184
(9)	Promissory Note bearing interest at 15%, due September 1, 2023	253,082	253,184
(10)	Related Party Promissory Notes bearing interest at 18%, due March 31, 2023	-	135,888
(11)	Convertible Note bearing interest at 15% due March 2024	2,208,507	-
(7)	Related Party Promissory Note bearing interest at 18%, due September 1, 2023	145,723	-
(12)	Convertible Note bearing interest at 15% due June 14, 2024	77,506	-
(13)	Convertible Note bearing interest at 15% due June 14, 2024	6,039	-
(14)	Related Party Convertible Promissory Note bearing interest at 15% due June 30, 2024	35,000	-
		6,909,119	5,728,792
	Less current maturities	(6,909,119)	(4,279,531)
	Total Long-Term Debt	$-	$1,449,261

1.

In April 2021, the Company signed a $500,000 convertible promissory note with a maturity date twelve months after issuance and received in exchange $500,000. An interest charge of 12% per annum shall accrue and be paid on the maturity date. The note is convertible into the Company’s Common Stock at a fixed conversion price of $0.10 per common share. The Company has right of prepayment. The note holder is limited to receive upon conversion no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. The Company also issued to the Holder 788,000 restricted shares of the Company’s Common Stock and a warrant to purchase 2,600,000 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.20 per share for the first 1,300,000 Warrant Shares and $0.25 for the next 1,300,000 Warrant Shares. In August 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 3,250,000 warrants being issued and the strike price repriced to $0.10 for all 5,850,000 warrants. In December 2022, the down round provision in the Warrant Agreement was triggered again resulting in an additional 1,462,500 warrants to be issued and the strike price repriced to $0.08 for all 7,312,500 warrants. At Maturity this note was renegotiated and term extended to June 2023 for an additional principal consideration of $55,400 under the same interest rate and conditions as the matured note. This note and accrued interest was converted in January 2023 for 6,037,883 shares of Common Stock. In May 2023 the Company and the warrant holder renegotiated the outstanding warrants back to their original intended values at issuance date of 1,300,000 exercisable at $0.25 and 1,300,000 exercisable at $0.20.

2.

In August 2021, the Company signed a $1,000,000 and $500,000 promissory note with a maturity date 24 months after issuance. An interest charge of 15% per annum shall accrue and be paid monthly. The Company also issued to the Holder 1,000,000 restricted shares of the Company’s Common Stock and 1,500,000 cash Warrant Shares with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share. In December 2021 the down round provision in the Warrant Agreement was triggered resulting in an additional 2,250,000 warrants being issued and the strike price repriced to $0.10 for all 3,750,000 warrants. In December 2022 the down round provision in the Warrant Agreement was triggered again resulting in an additional 937,500 warrants being issued and the strike price repriced to $0.10 for all 4,687,500 warrants. In May the Company and the warrant holder renegotiated the outstanding warrants back to their original intended values at issuance date of 1,500,000 exercisable at $0.25. The promissory note is subordinated to the Company’s senior lenders.

3.

In November 2021, the Company signed a $40,071 equipment finance agreement with a maturity date 60 months after issuance from a third-party financing company. Payments of principal and interest of $791 are due monthly.

4.

On February 28, 2022, the Company signed a $2,000,000 secured promissory note with a maturity date 48 months after issuance and received in exchange $1,970,000 net of fees. An Interest charge of 17.5% per annum shall accrue, with interest only payments being made for the first six months after which both interest and principal will be due. The Company has right of prepayment subject to certain minimum interest payments being made. The Prepayment Fee shall be (i) equal to 6 months' interest that would have accrued with regard to the prepaid principal, if prepaid prior to the 2nd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable, and (ii) equal to 3 months' interest that would have accrued with regard to the prepaid principal, if prepaid on or after the 2nd anniversary and prior to the 3rd anniversary of the date of the Initial Advance or Subsequent Advance, as applicable. Additionally, the Company has the following covenant requirements; maintaining a minimum cash balance of $150,000 in its combined bank accounts as well as entering into a Deposit Account Control Agreement; monthly financial reporting requirements and certifications; obtaining other indebtedness without consent; merge, consolidate or transfer assets; pledge assets as collateral; or guarantee without consent of the Lender. As of June 30, 2023, the Company was in default of certain provisions of its $1,943,390 debt obligation. The Company received a waiver of all defaults with a specified grace period through September 1, 2023. The debt is being classified as current, given the uncertainty that the Company cannot ensure compliance is probable or reasonably possible after September 1, 2023.

14

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

7

In June 2022, the Company signed a $100,000 unsecured promissory note with related party with a maturity date six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. At maturity in November 2022, this note was reissued under the same terms with a maturity of date of three (3) months. The Company also issued to the Holder a warrant to purchase 18,813 shares of Company Common Stock with a 5-year term. The exercise price per share of Common stock under this Warrant is $0.25 per share for 9,407 warrants and $0.20 per share for 9,406 warrants. In March 2023, the term of this note was extended to September 1, 2023. In June 2023 the Company signed a $145,010 unsecured promissory note with the same lender with a maturity date of September 1, 2023 after issuance with an interest rate charge of 18% per annum which shall accrue and be paid on the maturity date. The Company has the right to prepay this note without penalty. The promissory notes are subordinated to the Company’s senior lenders.

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

11.

In March 2023, the Company entered into a twelve (12) month Convertible Secured Promissory Note (“Note”). The Note is for $2,500,000 with $500,000 paid to the Holder on issuance for net proceeds of $2,000,000. The Note carries and interest of 15% per annum which can be paid in cash or kind and it is convertible either into the Company’s Common Stock after six months from date of issuance at $0.10 per share, or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination.  As a condition of the Note all existing outstanding Notes maturing before September 1, 2023 had their term extended to September 1, 2023. In addition, all vested option holders and all warrant holders were provided with a cashless purchase option at time of the Business Combination. The Note is superior to all notes in terms of security except of our Senior Secured Note Payable. In May 2023 all warrant holders with down round provisions provided a waiver to the potential down round triggering event on any conversion issuance.

15

12.

In June 2023, the Company entered into a twelve (12) month note Convertible Promissory Note (“Note”). The Note is for $77,000 and carries an interest rate of 15% per annum. The principal of the Note is convertible into Common Stock of the Company at a twenty percent discount to the closing price of the Company’s Common Stock on September 1, 2023 or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination at a twenty percent discount to such exchange ratio. The promissory note is subordinated to the Company’s senior lenders.

13.

In June 2023, the Company entered into a twelve (12) month note Convertible Promissory Note (“Note”). The Note is for $6,000 and carries an interest rate of 15% per annum. The principal of the Note is convertible into Common Stock of the Company at a twenty percent discount to the closing price of the Company’s Common Stock on September 1, 2023 or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination at a twenty percent discount to such exchange ratio. The promissory note is subordinated to the Company’s senior lenders.

14.

In June the Company received an advance on a six (6) month Promissory Note (“Note”) in the amount of $35,000. The Note is for $250,000 with $50,000 paid to the Holder on issuance for net proceeds of $200,000. The Note carries an interest of 15% per annum as interest is payable monthly in arrears with principal due at maturity. There is no penalty for early payoff. If an event of default occurs, the Note along with any outstanding and accrued interest is convertible into the Company’s Common Stock at $0.25 at the sole discretion of the issuer. The promissory note is subordinated to the Company’s senior lenders.

4. COMMON STOCK

Stock Issuances

During the six months ended June 30, 2023 the Company issued 5,400,000 shares of common stock for cash of $540,000 and 6,853,335 shares of common stock on the conversion of debt.

Stock Options

Certain employees and executives have been granted options or warrants that are compensatory in nature. A summary of option activity for the six months ended June 30, 2023 are presented below:

Options Outstanding	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Balance Outstanding - January 1, 2023	32,235,000	$0.13	8.8	$-
Granted	-	$-	-
Exercised	-	-
Forfeited	-	$-
Balance Outstanding – June 30, 2023	32,235,000	$0.13	8.5	$-

Exercisable – June 30, 2023	9,281,666	$0.12	8.1	$-

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years to Vest

Nonvested - January 1, 2023	23,053,334	$0.12	8.8

Granted	-	$-	-
Vested	(100,000)	$0.12	8.8
Forfeited/expired	-	-	-
Nonvested – June 30, 2022	22,953,334	$0.12	8.1

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

In April 2023, the Company’s Board of Directors approved compensation for its Board Members and Committee Members for the year ended December 31, 2023. On an annual basis equivalent, Board Members are compensated $60,000, with additional compensation of $10,000 for being a Committee Member and an additional $10,000 for being a Chair of a Committee. Compensation is to be paid quarterly in arrears at the closing stock price of the last trading day of the quarter.  The Company has recorded an expense of $184,167 as of June 30, 2023. In addition the Board of Directors approved the grant of 2,425,000 shares of common stock for employee performance related to 2022 performance with a fair value of $312,761.

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

In May 2023, the Company entered into amendments with certain warrant holders whose warrants contained down round provisions and modified these warrants to remove such provisions from inception. As such the number and exercise of these warrants are set back to their original values as originally intended by the parties.

During the six months ending June 30, 2023, the Company issued no Common Stock Warrants.

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

As of June 30, 2023, the number of shares issuable upon exercise of the Common Stock Warrants were 10,992,438 shares.

Type	Issue Date	Shares	Price	Expiration
Investors	4/19/2021	1,300,000	$0.20	4/19/2026
Investors	4/19/2021	1,300,000	$0.25	4/19/2026
Investors	4/22/2021	1,300,000	$0.20	4/22/2026
Investors	4/22/2021	1,300,000	$0.25	4/22/2026
Investors	4/30/2021	650,000	$0.20	4/30/2026
Investors	4/30/2021	650,000	$0.25	4/30/2026
Investors	5/4/2021	650,000	$0.20	5/4/2026
Investors	5/4/2021	650,000	$0.25	5/4/2026
Investors	5/19/2021	650,000	$0.20	5/19/2026
Investors	5/19/2021	650,000	$0.25	5/16/2026
Investors	8/31/2021	1,500,000	$0.25	8/31/2026
Investors	7/29/2022	87,500	$0.20	7/28/2027
Investors	7/29/2022	87,500	$0.25	7/28/2027
Investors	8/5/2022	43,750	$0.20	8/4/2027
Investors	8/5/2022	43,750	$0.25	8/4/2027
Investors	8/19/2022	43,750	$0.20	8/18/2027
Investors	8/19/2022	43,750	$0.25	8/18/2027
Investors	11/28/2022	9,407	$0.20	11/27/2027
Investors	11/28/2022	9,406	$0.25	11/27/2027
Investors	12/15/2022	11,812	$0.20	12/14/2027
Investors	12/15/2022	11,813	$0.25	12/14/2027
Total		10,992,438

Warrants Outstanding	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	353,493,766	$0.10	3.45	$803,522
Granted	-	-	-	-
Forfeited/expired	(24,356,938)	$0.08	3.45	-
Outstanding – June 30, 2023	10,992,438	$0.23	3.15	$715,223

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2023 and year ended December 2022:

Total
Balance at December 31, 2022	$1,484,966
2023 Acquisitions	-
Balance at June 30, 2023	$1,484,966

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of June 30, 2023 and December 31, 2022:

	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Capitalized software	$3,014,490	$-	$(2,483,429)	$531,061
Customer relationships	3,713,434	-	(1,363,054)	2,350,380
Acquired technology	1,527,186	-	(1,447,758)	79,428
Total definite-lived intangible assets at December 31, 2022	8,255,110	-	(5,294,241)	2,960,869

Capitalized software	3,374,247	-	(2,651,850)	722,397
Customer relationships	3,713,434	-	(1,722,800)	1,990,634
Acquired technology	1,527,186	-	(1,489,522)	37,664
Total definite-lived intangible assets at June 30, 2023	$8,614,867		(5,864,172)	2,750,695

Amortization expense of intangible assets was $569,932 and $703,118 for the six months ended June 30, 2023 and 2022, respectively. The Company’s amortization is based on no residual value using the straight-line amortization method as it best represents the benefit of the intangible assets.

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

On September 22, 2021, the Company signed a six year and one month lease agreement for approximately 7,650 square feet for its new headquarters commencing on January 1, 2022, located in Ocoee, Florida. The lease provides for a five-year renewal term at the option of the Company In April 2023, the Company entered into a lease agreement with its existing landlord of its Florida location for a lease of an additional 2,295 square feet of space beginning at the earlier of June 1, 2023 or completion of build out for a five year term. As of June 30, 2023 the buildout has not yet been complete.

The Company signed a three-year lease agreement for approximately 2,100 square feet of office space located in Concord, NC on July 16, 2020.

With the acquisition of Advantech, the Company signed a two-year lease on May 12, 2021, for an office in Scottsdale, AZ.  In May 2023, the Company extended its lease for an additional 24 months for this location beginning July 1, 2023 under similar terms and conditions as its current lease.

As of June 30, 2022, undiscounted future lease obligations for the office spaces are as follows:

Lease Commitments
as of 06/30/2022
Less than 1 year	1-3 years	3-5 years	Total
$246,648	$501,452	$417,787	$1,165,887

Lease costs for the six months ended June 30, 2023 were $151,174 and cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022 were $159,098. As of June 30, 2023, the following represents the difference between the remaining undiscounted lease commitments under non-cancelable leases and the lease liabilities:

Undiscounted minimum lease commitments	$1,165,887
Present value adjustment using incremental borrowing rate	(274,499)
Lease liabilities	$891,388

(B) LITIGATION

On February 21, 2023, the Company received a notice under section 21 of Indian Arbitration and Conciliation Act, 1996 related to a dispute pursuant to a contract between the Company and a service provider, pursuant to which the service provider has asserted the Company has violated the terms of the contract and has claimed damages of approximately $635,000. The Company is evaluating the claims asserted against it and intends to defend itself vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts. The outcome of this matter is not expected to have a material effect on these financial statements.

(C) GUARANTEE

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

The Company has no significant customers (greater than 10% of total revenue) in its six-month 2023 revenue. The Company has accounts receivable concentration with three customers in 2022 representing 59% of total accounts receivables outstanding as of June 30, 2023, and one customer that represented 31% of accounts receivable outstanding as of December 31, 2022.

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

Revenue type were as follows:

	For the Three Months Ended June 30
	2023	%	2022	%	% Change
Revenue:
Subscription software and services	$1,629,999	88%	$1,814,273	90%	(10%)

Professional services and other	226,149	12%	196,888	10%	15%

	$1,856,148	100%	$2,011,161	100%	(9%)

	For the Six Months Ended June 30
	2023	%	2022	%	% Change
Revenue:
Subscription software and services	$3,333,814	90%	$3,671,092	91%	(9%)

Professional services and other	362,705	10%	383,958	9%	(11%)

	$3,696,519	100%	$4,055,050	100%	(9%)

9. RELATED PARTY TRANSACTIONS

The Company incurred related party transactions of $60,318 for the three months ended March 31, 2023, and $407,309 for the three months ended March 31, 2022, in relation to payments of interest and principal on Notes Payable with its Chief Executive Officer. These notes were fully repaid in February 2022 and March 2023 respectively. In June 2023, the Company received an advance payment of $35,000 on a $250,000 Promissory Note from a related party to the Chief Executive Officer. This promissory note bears interest of 15% per annum and is due monthly with the principal due at maturity. Net proceeds from the Note will be $200,000 with $50,000 paid to the issuer on closing.

In June 2022 the Company entered into a $100,000 promissory note with its Chief Operating Officer. The promissory note has a maturity date of six (6) months after issuance with an interest charge of 14% per annum which shall accrue and be paid on the maturity date. This note was extended to September 1, 2023. The Company has the right to prepay this note without penalty. Accrued but unpaid interest as of June, 2023, was $16,293. In June 2023 the Chief Operating Officer entered into an additional Promissory Note maturing September 1,2023 in the amount of $145,010 bearing 18% per annum with interest and principal due at Maturity. The Company has the right to prepay this note without penalty. Accrued but unpaid interest as of June 30, 2023 was $713.

10. SUBSEQUENT EVENTS

In July 2023, the Company entered into a twelve (12) month note Convertible Promissory Note (“Note”). The Note is for $40,000 and carries an interest rate of 15% per annum. The principal of the Note is convertible into Common Stock of the Company at a twenty percent discount to the closing price of the Company’s Common Stock on September 1, 2023 or if the business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement and Plan of Reorganization (the “Merger Agreement”) by and among FGMC, FG Merger Sub Inc., and the Company dated January 5, 2023, as such agreement may be amended from time to time (the “Business Combination”), occurs then, upon any subsequent conversion of the Note, the holder shall no longer have the right to receive Company common stock upon conversion of the Note, but shall have the right to receive, for each share of Company common stock that would have been issuable upon such conversion immediately prior to the occurrence of the Business Combination, the number of shares of FGMC common stock receivable as a result of such Business Combination by a holder of the number of shares of Company common stock for which the Note is convertible immediately prior to such Business Combination at a twenty percent discount to such exchange ratio. The promissory note is subordinated to the Company’s senior lenders.

On July 27, 2023 the Company held a Special Meeting of Stockholders to approve its business combination between FG Merger Corp. (“FGMC”) and the Company pursuant to the Merger Agreement. The Business Combination was approved by the majority of the Shareholders and is now subject to, among other items set forth in the Merger Agreement, approval from FGMC Shareholders on August 11, 2023.

In July 2023 the Company issued 1,305,697 shares of common stock related to accrued compensation for its Board of Directors for their services in quarter 1 and quarter 2 of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties, including the risk factors disclosed under the heading “Risk Factors” included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on June 16, 2023 and under the heading entitled “Going Concern” in the “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results, other than to comply with the federal securities laws.

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

We derive most of our revenue from subscriptions to our cloud-based SaaS and MSaaS offerings. Subscription revenue related to SaaS and MSaaS offerings account for 88% and 90% of our total revenue for the three months ended June 30, 2023 and 2022, respectively. We sell multiple offerings at different base prices on a subscription basis to meet the needs of the customers we serve.

Professional services and other revenue account for 12% and 10% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Professional services and other revenue include hardware, software, labor, and other revenues related to customer onboarding for SaaS/MSaaS services or one-time, non-recurring services. We expect professional services and other margins to range from moderately positive to break-even.

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

Executive Summary

Financial Results for the Six Months Ended June 30, 2023

Our total revenue for the six months ended June 30, 2023, decreased by 9% to $3.697 million compared with $4.055 million during the same period in 2022. The Company continued to show the impact of a decrease in services revenues from the mild attrition it incurred in Q1 2023, while recurring revenues also decreased in the comparative period due to changes in legislation that pushed out several state eprescription mandates that went into effect in Q1 2022 resulting in attrition in the back half of 2022. The Company continues to see organic growth in its SaaS based products. The Company ended the quarter with over approximately 32,000 subscriptions on our platform up from approximately 24,000 subscriptions in the prior year period.

The Company views its operations and manages its business as one operating segment which is the business of providing subscription-based software as a service (SaaS), Managed IT (MSaaS) and related non-recurring professional IT and other services. The Company aggregates is operating segments based on similar economic and operating characteristics of its operations.

Gross profit percentage was 74% and 69% for the six months ended June 30, 2023 and 2022, respectively. Gross Profit decreased by $79K compared to the same period a year ago. Gross profit margin expansion was driven by a greater growth rate of sales in subscription software and services that carry higher gross margins than Professional Services and other revenue. We expect the growth rate of our SaaS and MSaaS subscription offerings to grow faster than our Professional Services and other revenue over time. We believe the higher growth rate of recurring revenue SaaS and MSaaS offerings should continue to provide a mix shift that will benefit gross margin rate going forward.

Business Highlights and Trends

•

Product Traction. We continue to benefit from trends toward cloud-based SaaS offerings for improved workflow, productivity, and efficiency gains. As we have expanded our product offerings, we are seeing greater traction for all our software products across the entire platform.

•

Business Development. The Company has pursued and won contracts with larger enterprise health care businesses and continues to do so. We currently have agreements with large State Associations, Dental Support Organizations (DSOs), Hospitals, and large insurance companies

•

Capital raise. In the first six months of 2023, the company raised $540,000 from the sale of common stock and $2,263,010 in gross proceeds in the form of secured notes, convertible notes and notes payable to fund operations and growth.

Results of Operations - Three and Six Month Period Ended June 30, 2023 Compared to Three and Six Month Period Ended June 30, 2022

Overview. The following table sets forth our selected financial data for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

Three Month Period Ended June 30, 2023 Compared to the Three Month Period Ended June 30, 2022

	Three Months Ended
	June 30,	June 30,
	2023	2022	% Incr/(Decr)
Revenue	$1,856,148	$2,011,161	(8%)
Cost of sales	484,033	621,283	(22%)
Gross profit	1,372,115	1,389,878

Expenses
Selling, general and administrative	3,189,103	2,261,577	41%
Depreciation and amortization	291,600	340,245	(14%)
Total operating expenses	3,480,703	2,601,822
Loss from operations	(2,108,588)	(1,211,944)

Other income (expense)
Interest expense	(270,770)	(189,183)	43%
Finance charges	(342,015)	(86,000)	298%
Other income	13,778	-	100%
Total other expense, net	(599,007)	(275,183)	118%

Net loss	$(2,707,595)	$(1,487,127)	82%

Revenues. Net revenues decreased to $1.9MM from $2.0MM for the three months ended June 30, 2023 and 2022, respectively. The decrease in revenue was primarily drive by client attrition as a few of the Company’s larger MSP customers were acquired by larger corporations, who brought these services in house at the beginning of 2023.

Cost of sales. Cost of sales for the three months ended June 30, 2023 and 2022 decreased to $0.5MM compared to $0.6MM respectively. The decrease between periods was due primarily to a decrease in labor costs and subscriptions related to Professional Services and Other revenues which incurred some attrition at the beginning of the year. The Company has been able to add on customers to both Subscription Software and Services and Professional Services and Other Revenues at a lower cost.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were $3.2MM and $2.3MM, respectively. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expenses to support the rate of growth as well as the additional cost incurred to support the build out of the Company’s iCoreClaims product line.

Depreciation and amortization expenses. Depreciation and amortization expenses for the three months ended June 30, 2023 and 2022 were $0.3MM and $0.3MM, respectively. The difference between periods was primarily the result of lower capitalization of assets subject to depreciation in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Interest Expense. Interest expense for the three months ended June 30, 2023 and 2022 was $$0.3MM and $0.2MM, respectively. The increase between periods was primarily due the Company taking on additional bridge debt for growth and operations during the first quarter of 2023

Financing fee. Financing fee expenses for the three months ended June 30, 2023 and 2022 were $0.3MM and $$0.1MM respectively. The increase between periods was primarily due to the Company taking on additional bridge debt for growth and operations during the first quarter of 2023.

Other income. Other income for the three months ended June 30, 2023 and 2022 were $0.01MM and $nil, respectively. Other income in 2023 consisted of the net proceeds from sale of capital assets.

Six Month Period Ended June 30, 2023 Compared to Six Month Period Ended June 30, 2022

	Six Months Ended
	June 30,	June 30,	%
	2023	2022	Incr/(Decr)
Revenue	$3,696,519	$4,055,050	(9%)
Cost of sales	975,482	1,255,513	(22%)
Gross profit	2,721,037	2,799,537

Expenses
Selling, general and administrative	5,600,174	4,293,934	30%
Depreciation and amortization	580,509	714,100	(19%)
Total operating expenses	6,180,683	5,008,034
Loss from operations	(3,459,646)	(2,208,497)

Other income (expense)
Interest expense	(528,683)	(344,872)	53%
Finance charges	(422,078)	(386,000)	9%
Other income (expense)	13,778	(89,993)	(115%)
Total other expense, net	(936,983)	(820,865)	14%

Net loss	$(4,396,629)	$(3,029,362)	45%

Revenues. Net revenues for the six months ended June 30, 2023 decreased to $3.7MM compared to $4.1MM for six months ended June 30, 2022.

Revenues from Subscription Software and Services decreased slightly to $3.3MM from $3.7MM, respectively, due to ePrescription mandates which took effect in Q1 2022 and were subsequently altered to not being required based on number of prescriptions written or delayed enforcement until sometime in 2023 resulting in cancellations in the mid half of 2022. The Company made the decision to allow some customers to exit their contracts early in order to assist in an orderly compliance of the new enforcement dates with the idea that the Company could gain the customer back in the latter half of 2023. Professional Services and Other revenues increased to $0.38MM from $0.14MM, respectively due to net client gains during the period.

Cost of sales. Cost of sales for the six months ended June 30, 2023 and 2022 decreased to $0.98MM compared to $1.3MM respectively. The decrease between periods was due primarily to a decrease in labor costs and subscriptions related to Professional Services and Other revenues which incurred some attrition at the beginning of the year. The Company has been able to add on customers to both Subscription Software and Services and Professional Services and Other Revenues at a lower cost.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were $5.6MM and $4.3MM, respectively. The increase between periods was primarily due to an increase in payroll expenses and other general and administrative expenses to support a high rate of growth.

Depreciation and amortization expenses. Depreciation and amortization expenses for the six months ended June 30, 2023 and 2022 were $0.3MM and $0.4MM, respectively. The decrease between periods was primarily the result of lower capitalization of assets subject to depreciation in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Interest Expense. Interest expense for the six months ended June 30, 2023, and 2022 was $0.53MM and $0.34MM, respectively. The increase between periods was primarily due the Company taking on additional bridge debt for growth and operations during the first quarter of 2023.

Financing fee. Financing fee expenses for the six months ended June 30, 2023 and 2022 were $0.42MM and $0.34MM respectively. The expenses are related to the issuance of convertible debt features in 2023 and warrants and convertible feature of the convertible debt issued in the second quarter of 2021.

Other income (expense). Other income (expense) consists of cost related to the payment of sales and use tax filings for prior periods as well as settlement of a prior periods accounts payable for Q2 2022 compared to income related to the sale of company assets in Q2 2023.

LIQUIDITY AND CAPITAL

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

For the six-month period ended June 30, 2023 the Company generated an operating loss of $3,459,646. In addition, the Company has an accumulated deficit, total stockholders’ deficit and net working capital deficit of $93,271,716, and $8,759,814, respectively. The Company’s activities were primarily financed through private placements of equity securities and issuance of debt. The Company intends to raise additional capital through the issuance of debt and/or equity securities to fund its operations, although there is no assurance that it will be successful in raising any additional capital. The Company is reliant on future fundraising to finance operations in the near future. . In light of these matters, there is substantial doubt that the Company will be able to continue as a going concern for a period of 12 months from the issuance date of these financial statements.

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

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the six-month periods ended June 30, 2023 and 2022 related to our operations:

	Six Month Ended
	June 30,	June 30,
	2023	2022
Net cash used in operating activities	$(1,919,630)	$(1,434,944)
Net cash used in investing activities	(509,908)	(129,898)
Net cash provided by financing activities	2,302,120	1,657,296
Net change in cash	(127,418)	92,454
Cash and cash equivalents at beginning of the period	196,153	71,807
Cash and cash equivalents at end of the period	$68,735	$164,261

Operating Activities: Net cash used by operating activities of $1.9MM for six-month period ended June 30, 2023 was $0.6MM more than the $1.4MM cash used by operations for the six-month period ended June 30, 2022. The increase in cash utilized by operating activities compared to the six-month period ended June 30, 2022 was primarily attributable to a larger net loss period on period, offset by an increase in accounts payable of $0.4MM. Future spending on operating activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Investing Activities: Net cash used by investing activities was $0.5MM for the six-month period ended June 30, 2023 compared to $0.13MM cash used by investing activities for the six -month period ended June 30, 2022. The overall increase was mainly due to increases in capitalized software during the six months ended June 30, 2023. Future spending on investing activities is expected to be funded by the sale of and issuance of additional shares of common stock.

Financing Activities: Net cash provided by financing activities of $2.3MM for the six-month period ended June 30, 2023 was $0.6MM more than the $1.7MM cash provided by financing activities for the six-month period ended June 30, 2022. The Company issued $2.3MM in net debt proceeds for the six-months ended June 30, 2023 versus $2.4MM for the same comparative period in 2022. The Company also converted $0.7MM of convertible debt in to equity for the six months ended June 30, 2023 in comparison to $0.02MM for the same comparable period in 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness related to the Company’s accounting for complex financial instruments and the material weakness related to our inability to adequately segregate responsibilities over the financial reporting process. In addition, management has further identified deficiencies within its corporate governance practices, as the Company did not have the necessary controls in place to understand the impact on equity holders and monitor the issuance of instruments with down round features. Considering these material weaknesses, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information with respect to sales of unregistered shares of the Common Stock of the Company during the fiscal quarter ended June 30, 2023, is set forth in the Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2023 and 2022 (Unaudited) contained in Part I Financial Information. All such sales were to accredited investors and were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used by the Company for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Promissory Note between iCoreConnect Inc. and Jeffrey Stellinga dated June 14, 2023
10.2	Convertible Promissory Note between iCoreConnect Inc. and Christa Maclean. dated June 14, 2023
10.3	Convertible Promissory Note between iCoreConnect Inc. and Christina Dixon dated June 14, 2023
10.4	Convertible Promissory Note between iCoreConnect Inc. and Robosmasher Inc. dated June 30, 2023
10.5	Promissory Note between iCoreConnect Inc. and Jeffrey Stellinga dated July 3, 2023
10.6	Convertible Promissory Note between iCoreConnect Inc. and David and Jennifer Maclean dated July 24, 2023
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *+	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

iCoreConnect, Inc. (Registrant)

Date: August 14, 2023	By:	/s/ Robert McDermott
Robert McDermott
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Archit Shah
Archit Shah
Chief Financial Officer
(Principal Accounting Officer)

